Form 10-K
period 1993-12-31
DYNCORP
filed 1994-03-31
CIK 30770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K
        (Mark One)

        (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended                       December 31, 1993
                                          OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from                     to
        Commission file number                      1-3879

                                        DynCorp

                (Exact name of registrant as specified in its charter)
                   Delaware                           36-2408747
        (State or other jurisdiction of      (I.R.S. Identification No.)
        incorporation or organization)

               2000 Edmund Halley Drive, Reston, VA           22091-3436
             (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code  (703) 264-0330

        Securities registered pursuant to Section 12(b) of the Act:

             Title of each class     Name of each exchange on which registered
                    None                           None


        Securities registered pursuant to Section 12(g) of the Act:
        17% Redeemable Pay-In-Kind Class A Preferred Stock, par value $0.10 per share
              (Title of class)

        16% Pay-In-Kind Junior Subordinated Debentures due 2003
              (Title of class)
             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
        requirements for the past 90 days.     Yes   X    No

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

             State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The registrant's voting stock is not publicly traded; therefore the aggregate market value of the less than 1.0% of outstanding voting stock held by nonaffiliates is not available.

             Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 4,727,181 shares of common stock having a par value of $0.10 per share were outstanding March 10, 1994.


                                 TABLE OF CONTENTS
                                   1993 FORM 10-K

          Item
           Part I

        1.    Business
        2.    Properties
        3.    Legal Proceedings
        4.    Submission of Matters to a Vote of Security Holders

          Part II
        5.    Market for the Registrant's Common Stock and Related
              Stockholder Matters
        6.    Selected Financial Data
        7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations
        8.    Financial Statements and Supplementary Data
              Auditors' Report
              Financial Statements
                Consolidated Balance Sheets
                  Assets
                  Liabilities, Redeemable Common Stock and Stockholders' Equity
                Consolidated Statements of Operations
                Consolidated Statements of Stockholders' Equity
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements
        9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          Part III

        10.   Directors and Executive Officers of the Registrant
        11.   Executive Compensation
        12.   Security Ownership of Certain Beneficial Owners and Management
        13.   Certain Relationships and Related Transactions


          Part IV
        14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                       PART I
        ITEM 1. BUSINESS

        General Information
          The Company provides diversified management, technical and professional services to government and commercial customers throughout the United States and to a limited extent in certain foreign countries. Generally, these services are provided under written contracts which may be fixed-price, time-and-material or cost reimbursable depending on the work requirements and other individual circumstances. The Company performs these services through several operating units. For business reporting purposes these operating units are combined into two categories:
        Government Services and Commercial Services. (In 1992 and 1991 the Company reported through four operating groups: The Government Services Group, the Applied Sciences Group, the Commercial Aviation Services Group and the Postal Operations Division.)
          Government Services provides services to all branches of the Department of Defense and to NASA, the Department of State, the Department of Energy, the Environmental Protection Agency, the Centers for Disease Control, the National Institutes of Health, the Postal Service and other U.S. Government agencies and foreign governments. These services encompass a wide range of management, technical and professional services covering the following areas:

              Aviation Services, including engineering, maintenance, modification, and operational and logistical support of military aircraft and weapons systems.

              Facilities Management Services, including specialized facilities operations, maintenance and management support on military installations and at other federal operating locations.

              Security and Telecommunications Services, including the design, installation and maintenance of security and telecommunications systems.

              Range Operations, Test and Evaluation Services, including the test and evaluation of military hardware and weapons systems at Government test ranges, and research, development and engineering services.

              Computer and Information Services, including software development and maintenance, computer center operations, data processing and analysis, database administration, telecommunications, and operation and maintenance of integrated electronic systems.

              Health and Information Technology Services, including a full range of health services, medical care, environmental and biomedical research, and information technology services to such customers as the Centers for Disease Control, the National Institutes of Health and the Environmental Protection Agency.

              Energy, Environmental and Management Consulting Services, including technical and program management consulting services to the U.S. Government and private industry clients in areas such as energy, environmental engineering, robotics, nuclear weapons security, artificial intelligence and information processing.

          Commercial Services is composed of two major operating units that provide aircraft maintenance, ground support, cargo handling, passenger services and aircraft fueling to domestic and international air carriers throughout the U.S. In 1993, business proposals were submitted in several European countries and aviation ground support services were provided in Russia. The two major operating units of Commercial Services are as follows:

              Aircraft Maintenance includes maintenance checks, component overhaul, heavy structural maintenance, airframe and system maintenance and modification on a wide variety of passenger and cargo aircraft including wide-body aircraft.

              Ground Support Services includes cargo handling, cabin grooming, line maintenance, ticketing and passenger handling and boarding services. Auxiliary support services include bus and limousine operation, security, baggage service and passenger screening operations. Also includes into-plane fueling services and the management and operation of tank farms and fuel distribution systems.

        Industry Segments

          The Company has one line of business, which is to provide management and technical services to commercial and government organizations in support of the customers' facilities and/or operations.

        Backlog

          The Company's backlog of business (including estimated value of option years on government contracts) was $2.772 billion at the close of 1993, compared to a year-end 1992 backlog of $2.241 billion. Of the total backlog on December 31, 1993, $1.823 billion is expected to produce revenues after 1994.

          Contracts with the U.S. Government are generally written for periods of three to five years. Because of appropriation limitations in the federal budget process, firm funding is usually made for only one year at a time, with the remainder of the years under the contract expressed as a series of one-year options.
        U.S. Government contracts contain standard provisions for termination for the convenience of the U.S. Government, pursuant to which the Company is generally entitled to recover costs incurred, settlement expenses, and profit on work completed to termination.

          The Company's ground support services contracts with airlines generally run for one to three years. Some contracts are terminable on short notice, but the Company's experience has been that few airlines choose to exercise this option given the difficulty of integrating a replacement provider into the airline's schedule. The Company is usually paid for its ground services at a fixed contract rate on a per-flight basis (every takeoff and landing). For heavy aircraft maintenance checks, carriers solicit bids for the required services. Awards are made on the basis of price, quality of service and past performance. For routine line maintenance, the Company charges a flat rate based on the service and the frequency of visits.

        Competition

          The general fields in which the Company conducts business are all highly competitive, with competition based on a variety of factors including, but not limited to, price, service and past experience. Competitors of the Company vary in size with some having a larger financial resource base. However, the Company believes that it has been awarded many contracts because of its technical know-how and past service record. Some of the major competitors of the Company are as follows:

               Government Services      Commercial Services
               SAIC                     AMR Services, Inc.
               BDM                      Hudson General Corp
               Computer Science Corp.   Ogden Aviation Services
               Johnson Controls         Lockheed
               Tracor                   Page Avjet
               Brown and Root           Delfort Aviation Inc.
               Vitro                    ASI

        Foreign Operations

          The Company has a minority investment in an affiliate company which operates in Saudi Arabia. In addition, the Company in 1993 established operations in Mexico and Russia. None of these foreign operations are material to the Company's financial position or results of operations.

          Other activities of the Company presently include the providing of services within the United States to certain foreign customers. These services for foreign customers are generally paid for in United States dollars. The Company also performs services in foreign countries under U.S. Government contracts.

          The risks associated with the Company's foreign operations in regard to foreign currency fluctuation, and political and economic conditions in foreign countries are not significant.

        Incorporation

          The Company was incorporated in Delaware in 1946.

        Employees

          The Company had approximately 21,800 employees at December 31,
        1993.

        ITEM 2. PROPERTIES

          The Company is a service-oriented company, and as such the ownership or leasing of real property is an activity which is not material to an understanding of the Company's operations. Properties owned or leased include office facilities, hangars, warehouses used in connection with the storage of inventories and fabrication of materials associated with various services rendered and servicing facilities used in the Company's commercial aviation operations. None of the properties is unique; however, several of the leases constitute partially exclusive rights to operate at certain airports. All of the Company's owned facilities are located within the United States. In the opinion of management, the facilities employed by the Company are adequate for the present needs of the business. Reference is made to the Consolidated Financial Statements and Notes, included elsewhere in this Annual Report on Form 10-K, for additional information concerning capital expenditures and lease commitments for property.

        ITEM 3. LEGAL PROCEEDINGS

          This item is incorporated herein by reference to Note 16 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

                                      PART II

        ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          DynCorp's common stock is not publicly traded. There were approximately 336 record holders of DynCorp common stock at December 31, 1993. In addition, the DynCorp Employee Stock Ownership Plan Trust owns stock on behalf of approximately 29,000 present and former employees of the Company. Cash dividends have not been paid on the common stock since 1988.

     ITEM 6. SELECTED FINANCIAL DATA

         The following table of selected financial data of the Company should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. (Dollars in thousands except per share data.)

                                                           Years Ended December 31,
                                                 1993          1992           1991          1990          1989

  Revenues                                   $953,144      $911,422       $807,186      $717,391      $646,107
  Loss before extraordinary item             $(13,414)     $(20,816)      $(12,595)     $(14,417)     $(13,594)
  Extraordinary gain (loss) (a)                     -        (2,526)           192           726             -
  Net loss                                   $(13,414)     $(23,342)      $(12,403)     $(13,691)     $(13,594)
  Net loss for common stockholders           $(13,414)     $(24,301)      $(17,583)     $(18,752)     $(19,939)

  Earnings (loss) per common share:
    Primary -
      Loss before extraordinary item         $ (2.87)      $ (4.49)       $ (3.97)      $ (4.28)      $  (4.37)
      Extraordinary gain (loss) (a)                -         (0.49)          0.04          0.15            -
      Net loss                               $ (2.87)      $ (4.98)       $ (3.93)      $ (4.13)      $  (4.37)
    Fully Diluted                            $ (2.87)      $ (4.98)       $ (3.93)      $ (4.13)      $  (4.37)

  Cash dividends per common share            $      -      $      -       $      -      $      -      $      -

  YEAR-END DATA

  Long-term debt (excluding
    current maturities)                      $216,425      $199,762       $121,251      $103,584      $110,969

  Redeemable preferred stock                 $   -         $   -          $ 24,884      $ 19,705      $ 21,062

  Redeemable common stock                    $  2,200          -              -             -             -

  Stockholders' equity                       $  6,166      $  3,884       $ 26,598     $  27,416      $ 26,346

  Total assets                               $382,456      $348,273       $316,361     $289,354       $298,650

  (a) The extraordinary gain (loss) in 1992, 1991 and 1990 results from the early extinguishment of debt.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Overview

             In 1993, the Company achieved record revenues, incurred the smallest loss ($11.1 million) before income taxes, minority interest and extraordinary item since the leveraged buy-out by its management and Employee Stock Ownership Plan in 1988, and ended the year with the largest backlog in its history. In fact, but for losses in the Commercial Services' aircraft maintenance business ($6.6 million), unusual write-offs and expenses in connection with two acquisitions ($3.6 million) and the above market PIK interest (approximately $4.1 million) the Company would have been profitable for the year. However, the Company continues to be highly leveraged, and its debt expense continued to be excessive in comparison to its earnings and cash flow.
          Some of the major events in 1993 were:

             - Completed the acquisition of Technology Applications, Inc.
               and the purchase of certain net assets of Science Management Corporation's Information Division and NMI Systems, Inc.

             - Eliminated the Commercial Services Administrative Group,
               resulting in improved efficiencies and reduced general and administrative expenses.

             - Completed the relocation of the Miami, Florida aircraft
               maintenance operation to larger hanger facilities which will permit the Company to perform maintenance on wide-body aircraft.

             - Received the last payment from the ESOP on its $100 million loan from the Company.

             Revenues from the Department of Defense were $543 million in 1993 compared to $538 million in 1992 and $523 million in 1991. These revenues represented 56.9% of total 1993 revenues compared to 59.0% in 1992 and 64.8% in 1991. This represents the Company's third year of its strategic long range plan to continue to grow or maintain its defense business while focusing primarily on the growth of non-defense business.

             Following is a three-year summary of operations, cash flow and long-term debt and redeemable preferred stock (in thousands):

                                               Years Ended December 31,
                                              1993      1992       1991
          Operations
          Revenues                        $953,144  $911,422   $807,186
          Gross profit                      39,557    28,146     23,886
          Selling and corporate
          administrative                   (18,267)  (20,476)   (17,935)
          Interest, net                    (23,099)  (22,458)   (16,826)
          Other                             (9,324)   (5,860)    (7,717)
          Loss before income taxes, minority
          interest and extraordinary item $(11,133) $(20,648)  $(18,592)

          Cash Flow
          Net loss                        $(13,414) $(23,342)  $(12,403)
          Depreciation and amortization     19,818    19,372     24,473
          Pay-in-kind interest              13,142     6,590     11,950
          Working capital items             (7,704)   (7,559)      (823)
          Other                             (1,222)      283     (1,920)
          Cash provided (used) by
            operations                      10,620    (4,656)    21,277
          Investing activities             (15,611)  (18,130)    (8,622)
          Financing activities               7,817    26,868       (110)
          Increase in cash and short-
            term investments              $  2,826  $  4,082   $ 12,545




                                                    December 31,
                                              1993       1992     1991

          Long-term Debt and Redeemable Preferred Stock

          Junior Subordinated Debentures,
            net of discount               $ 86,947  $ 73,489   $ 75,612
          Contract Receivable
            Collateralized Notes           100,000   100,000       -
          Employee Stock Ownership Plan Term
            and Revolving Credit Loan          -         -       38,215
          Mortgages payable                 23,416    19,436       -
          Other notes payable and
            capitalized leases               9,899     9,507      9,861
          Class A Preferred Stock                -          -    24,884
                                          $220,262  $202,432   $148,572

          The following discussion of the Company's results of operations is directed toward the two major categories, Government Services and Commercial Services.

          Results of Operations

          Revenues - Revenues for 1993 were $953.1 million compared to 1992 revenues of $911.4 million, an increase of $41.7 million (4.6%). Government Services (GS) had an increase of $49.1 million (6.7%) while Commercial Services (CS) had a decrease of $7.4 million (4.0%). The increase in GS's revenues includes approximately $15.1 million from businesses acquired in December 1992 and February and December 1993, $16.0 million from the Postal contracts which were in the start-up phase in 1992 but were fully operational in 1993, and $17.9 million from new contract awards offset partially by contracts completed and/or not renewed. The overall decline in CS's 1993 revenues results from low volume in the aircraft maintenance activities and the impact of relocating the Miami, Florida maintenance operation to a new hangar facility; offset partially by increases in ground support services. Aircraft maintenance 1993 revenues decreased to $57.3 from $74.3 million in 1992 while ground support services' 1993 revenues increased to $118.6 million from $109.0 million in 1992.

          The increase in 1992 revenues of $104.2 million (11.9%) over 1991 was attributable to a combination of internal growth and the effect of acquisitions; GS increased $73.6 million (11.2%) and CS increased $30.6 million (20.1%). The increase in GS's revenues includes approximately $18.2 million from businesses acquired in April and May of 1991, $16.3 million from the Postal Service contracts awarded in the latter part of 1991 with the remaining increase attributable to the net increase in contract awards over contracts completed and/or not renewed. The increase in CS's revenues includes $23.0 million from higher volume in aircraft maintenance and $7.6 million from ground support services. The absence of the negative impact of the Persian Gulf War on ground support services also contributed to the overall increase in CS's 1992 revenues.

          Cost of Services/Gross Margins - Cost of services was 95.8% of revenues in 1993, 96.9% in 1992 and 97% in 1991 which resulted in gross margins of $39.6 million (4.1%), $28.1 million (3.1%) and $23.9 million (3.0%) respectively. GS's 1993 gross margins were improved while CS's 1993 margins declined from that of the prior year. The improvement in GS's gross margins was principally due to improved profit performance on new contracts started in 1992 and the early part of 1993 (in particular the Postal and the Department of Energy contracts). CS's decline in gross margin was the result of reduced volume in the aircraft maintenance activities, offset partially by improved gross margins of the ground support activities. Aircraft maintenance had gross margin losses of $6.6 million in 1993 compared to $.4 million in 1992. Also contributing to the decline in CS's margins were approximately $.6 million of costs associated with the relocation of the Miami, Florida aircraft maintenance operations to larger hangar facilities at the Miami, Florida airport.

          The 1992 gross margin, compared to 1991, was adversely impacted by approximately $7.0 million of nonrecurring insurance claims related to prior years, losses on the start-up of the new Postal contracts and a decline in GS's margins. These charges and the decline in GS's margins substantially offset increased gross margins in CS maintenance activities and a reduction in the amount of amortization of merger related contract write-ups.

          Selling and Corporate Administrative - Selling and corporate administrative expenses as a percentage of revenues were 1.9% in 1993 and 2.2% in both 1992 and 1991. There were both increases and decreases in 1993 of the various elements and components of these expenses, however, the two most significant factors contributing to the decrease of $2.2 million from 1992 were cost reductions made in CS's general and administrative expenses and a decrease in GS's marketing and bid and proposal costs from the unusually high amount incurred in 1992 on a contract proposal for the Department of Energy's Strategic Petroleum Reserve in Louisiana. Even though selling and corporate administrative expenses as a percentage of revenues were the same in both 1992 and 1991, the dollar amount increased $2.5 million over 1991. This increase was caused principally by marketing and proposal costs associated with the bidding of the Department of Energy Contract mentioned above and costs, principally the addition of staff, incurred in developing new nondefense business and customers.

          Interest - Interest expense in 1993 of $25.5 million was $.6 million higher than 1992. This small increase was primarily the result of the Contract Receivable Collateralized Notes being outstanding for the full year of 1993 compared to approximately eleven months in 1992, interest on the mortgage for the Corporate office building was for the full year of 1993 compared to five months in 1992 and an increase in the amount of capitalized leases outstanding, all of which were partially offset by a reduction in the accrual of interest on possible payments of
          Federal income taxes.   Interest expense in 1992 was $24.9
          million compared to $18.9 in 1991. This increase in 1992 was principally the result of the issuance of the Contract Receivable Collateralized Notes, compounding of Junior Subordinated Debentures due to pay-in-kind interest, accrual of interest on possible payments of federal income taxes and interest on the mortgage assumed on July 31, 1992 for the Corporate office building.

          Interest income in 1993 of $2.4 million was approximately the same as that in 1992 while interest income in 1992 was $.3 million higher than 1991. Even though interest rates were lower in 1992 than 1991, the Company had more excess funds available for investment and owned the Cummings Point Industries, Inc. note receivable with an interest rate of 17%.

          Other - The net increase in 1993 from 1992 is caused primarily by accelerated amortization of costs in excess of net assets of a recently acquired business and legal and other expenses associated with another acquired business. (The legal and other expenses relate to events which occurred prior to the businesses being acquired by the Company.) The net decrease in 1992 compared to 1991 is caused primarily by adjustment of reserves for environmental costs related to divested businesses, obligations to repurchase shares from terminated ESOP participants at a premium in excess of the fair value, and other transactions related to divested businesses.

                                                  (In thousands)
                                               1993     1992     1991
             Amortization of costs in excess
               of net assets acquired and
               deferred ESOP costs            $4,830  $ 3,793   $3,791
             Provision for nonrecovery of
               receivables                     1,141      965      953
             ESOP Repurchase Premium           1,507    2,787    3,680
             Legal and other expenses associated
               with an acquired business       2,070       -        -
             Environmental costs of divested
               businesses                         -     1,000      709
             Gain on sale of warrants obtained in
               divestitures                       -      (756)  (1,331)
             Other divested business adjustments(224)  (1,929)     (85)
                    Total Other               $9,324  $ 5,860   $7,717

          Income Taxes - In 1993, the Company recorded a foreign income tax provision and a state income tax benefit and in addition, for its majority owned subsidiary which is required to file a separate return, a federal income tax provision. In 1992, the Company recorded only a foreign income tax provision. In 1993 and 1992, the Company did not recognize any federal income tax benefit on its losses because of the uncertainty regarding the level of future income. In 1991, the effective income tax rate was 32.3%. The income tax benefit for 1991 is less than the federal statutory rate because of nondeductibility of amortization of goodwill and value assigned to contracts and fixed assets in connection with the 1988 merger and reorganization.

          Cash Flow

             Cash and short-term investments increased to $22.8 million at December 31, 1993, from $20.0 million at the prior year-end. Working capital at December 31, 1993, was $73.8 million compared to $59.2 million at December 31, 1992. The working capital increase was primarily the result of expanded business volume. The 1993 ratio of current assets to current liabilities was 1.53 compared to 1.47 in 1992 (as restated). At December 31, 1993, $17.6 million of cash and short-term investments and $107.1 million of accounts receivable were restricted as collateral for the Contract Receivable Collateralized Notes.

             In 1993, operating activities produced cash flow of $10.6 million compared to a negative cash flow of $4.7 million in 1992 (for an improvement of $15.3 million). The two major reasons for the improved cash flow from operating activities were a decrease of $9.9 million in the amount of loss for 1993 compared to 1992 and an increase of $6.6 million of pay-in-kind interest on Junior Subordinated Debentures. In 1992, the Company had voluntarily elected to pay the interest due December 31, 1992 in cash rather than pay-in-kind.

             Investing activities used $15.6 million of cash, of which $10.9 million was used for the acquisition of businesses (see
          Note 15 to the Consolidated Financial Statements included elsewhere in this Form 10-K) and another $5.4 million was used for the purchase of property and equipment. In addition, $1.3 million of contract phase-in costs of a new long-term contract were incurred and deferred. These costs will be amortized over the duration of the contract. In 1992, investing activities used $18.1 million of cash. The primary use of cash was the purchase of property and equipment for $11.4 million and another $4.6 million was the net increase in notes receivable resulting primarily from the loan to Cummings Point Industries, Inc. In 1991, investing activities used $8.6 million of cash. The principal uses were the purchase of property and equipment for $12.1 million and the acquisitions of businesses for $6.3 million offset by proceeds received from notes receivable of $8.4 million.

             Financing activities provided cash of $7.8 million in 1993. Payments of $16.1 million were received on the loan to the Employee Stock Ownership Plan (the last and final payment on the loan from the Company was received in December, 1993), $6.3 million was used for payments on indebtedness and $2 million was used to purchase treasury stock. In 1992, financing activities provided cash of $26.9 million principally from the payments received from the ESOP plus surplus funds from the new financing arrangement of $100 million. During 1992, the Company used $38.1 million to pay in full its outstanding balance under the Restated Credit Agreement, $33.3 million for redemption of all of the outstanding Class A Preferred Stock plus accrued dividends and $10.2 million for the partial redemption of its 16% Junior Subordinated Debentures. In 1991, the Company received payments of $15.4 from the ESOP and borrowed $6.0 million under its revolving credit, which funds were offset by payments on indebtedness of $17.0 million and the purchase of treasury stock and Junior Subordinated Debentures of $4.9 million.


          Liquidity and Capital Resources

             At December 31, 1993, the Company's debt totaled $220.3 million compared to $202.4 million the prior year-end and $148.6 million at December 31, 1991, including redeemable preferred stock. The net increase in debt resulted principally from the pay-in-kind interest of $13.1 million on the Junior Subordinated Debentures and the $4.0 million mortgage assumed in the acquisition of Technology Applications, Inc. The Company had a net increase in cash and short-term investments of $2.8 million, $4.1 million and $12.5 million in 1993, 1992 and 1991, respectively. However, without the pay-in-kind interest on the Junior Subordinated Debentures (interest becomes payable in cash effective with the December 31, 1995 payment) and the payments received on the loan to the Employee Stock Ownership Plan (ESOP), the Company would have had a net decrease in cash and short-term investments of $26.4 million, $18.6 million and $14.8 million in 1993, 1992 and 1991, respectively. Annualized interest expense at January 1, 1994 is approximately $28.4 million of which $15.3 million of interest on the Junior Subordinated Debentures is payable in kind. The only significant debt maturing in the next three years is the mortgage of approximately $19 million on the Corporate Office, which matures in March, 1995. The Company intends to refinance this mortgage before it matures.

             The Company believes that it can achieve the required cash flow by continued profit improvement, reduced debt service cost and/or the continuation of its contribution to the ESOP which can be used to purchase common stock from the Company. The Company plans to continue its Value Improvement Program which was initiated in late 1992 to reduce and/or eliminate operating costs and loss operations, turn around the losses in Commercial Services' aircraft maintenance operations, and to improve the gross margins in Government Services. To reduce its debt service costs, the Company is presently in discussions with its investment bankers to replace its high interest rate Junior Subordinated Debentures through the issuance of new senior notes or an initial public offering, or both. In addition, the Company and the ESOP have an agreement in principal under which the ESOP will continue during 1994 to purchase Company common stock to fund the ESOP retirement benefit.

             The Company is also considering its alternatives, including the possible sale or spinoff, in respect to CS's aircraft maintenance unit which has incurred operating losses in the last three years. Selected financial operating data of the aircraft maintenance unit is as follows (in thousands except number of employees):

                                          1993     1992     1991
             Revenues                   $57,288  $74,253  $51,221
             Operating losses           $(6,629)   $(428) $(1,137)
             Net assets including Goodwill
               at December 31,          $44,354  $43,328  $42,775
             Backlog at December 31,    $11,368  $     -  $12,584
             Number of employees            701      631      627

             These units are continuing to face an extremely competitive market with some competitors willing to buy market share at or below cost. At this point, the Company does not believe that the assets and goodwill associated with this unit has been permanently impaired; however, it is possible that future events may require a write-down of the carrying value.

             Although the Company has made some progress to diversify into non-defense business activities, the Company is still heavily dependent on the Department of Defense. Due to the procurement cycles of its customers (generally three to five years), the Company's revenues and margins are subject to continual recompetition. In a typical annual cycle approximately 20% to 30% of the Company's business will be recompeted, and the Company will bid on several new contracts. Existing contracts can be lost or rewon at lower margins at any time and new contracts can be won. The net outcome of this bidding process, which in any one year can have a dramatic impact on future revenues and earnings, is impossible to predict. Also, if the U.S. Government budget is reduced or spending shifts away from locations or contracts for which the Company provides services, the Company's success in retaining current contracts or obtaining new contracts could be significantly reduced. The Company's Commercial Services business is likewise highly competitive and subject to the economic conditions of the domestic and foreign airline industry.

             In summary, the Company continues to be highly leveraged, and its ability to meet its future debt service and working capital requirements is dependent upon increased future earnings and cash flow from operations, extension of the ESOP and the reduction of its debt expense.


          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Information with respect to this item is contained in the Company's Consolidated Financial Statements and Financial Statement Schedules included elsewhere in this Annual Report on Form 10-K.

          Report of Independent Public Accountants

          To DynCorp:

          We have audited the accompanying consolidated balance sheets of DynCorp (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the periods ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynCorp and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 of the Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

          Washington, D.C.,
          March 22, 1994.


                                                      ARTHUR ANDERSEN & CO.



 DynCorp and Subsidiaries
 Consolidated Balance Sheets
 (Dollars in thousands)

                                                              December 31,
                                                             1993       1992
   Assets

   Current Assets:
     Cash and short-term investments (includes restricted
         cash and short-term investments of $17,632 in 1993
         and $16,768 in 1992) (Notes 2 and 4)              $ 22,806   $ 19,980
      Notes and current portion of long-term receivables
        (Notes 2 and 8) (a)                                     235        161
      Accounts receivable and contracts in process
        (Notes 2, 3 and 4)                                  177,470    151,970
      Inventories of purchased products and supplies,
        at lower of cost (first-in, first-out) or market      6,467      6,137
      Prepaid income taxes (Note 10)                            127      1,836
      Other current assets                                    6,724      5,708
         Total Current Assets                               213,829    185,792


   Long-term Receivables, due through 1998 (Note 2)             274        342

   Property and Equipment, at cost (Notes 1 and 14):
      Land                                                    5,539      5,234
      Buildings and leasehold improvements                   33,498     30,324
      Machinery and equipment                                64,907     50,842
                                                            103,944     86,400
      Accumulated depreciation and amortization             (42,996)   (32,258)
         Net property and equipment                          60,948     54,142

   Intangible Assets, net of accumulated amortization
      (Notes 1 and 15)                                       93,890     94,653

   Other Assets (Notes 2 and 4)                              13,515     13,344
         Total Assets                                      $382,456   $348,273

   (a) December 1992 has been restated to conform to the 1993 presentation.

   See accompanying notes.


   DynCorp and Subsidiaries
   Consolidated Balance Sheets
   (Dollars in thousands)

                                                               December 31,
                                                             1993       1992

   Liabilities, Redeemable Common Stock and Stockholders' Equity

   Current Liabilities:
      Notes payable and current portion of long-term debt
      (Notes 2 and 4)                                     $   3,837  $   2,670
      Accounts payable (Note 2)                              25,376     18,763
      Deferred revenue and customer advances (Note 1)         2,178      2,188
      Accrued income taxes (Notes 1 and 10)                   3,074        345
      Accrued expenses (Note 5)                             105,578    102,667
        Total Current Liabilities                           140,043    126,633

   Long-term Debt (Notes 2, 4 and 15)                       216,425    199,762

   Deferred Income Taxes (Notes 1 and 10)                     1,269      1,189
   Other Liabilities and Deferred Credits (Note 2)           16,353     16,805
         Total Liabilities                                  374,090    344,389

   Commitments, Contingencies and Litigation (Notes 14 and 16)

   Redeemable Common Stock $17.50 per share redemption value,
    125,714 shares issued and outstanding (Note 6)            2,200         -

   Stockholders' Equity (Note 7)
      Capital stock, par value ten cents per share -
       Preferred stock, Class C, 18% cumulative,
         convertible, $24.25 liquidation value,
         123,711 shares authorized and issued and outstanding 3,000      3,000
       Common stock, authorized 15,000,000 shares;
         issued 5,015,139 shares in 1993 and 4,913,385
         shares in 1992                                         502        491
      Common stock warrants                                  15,119     15,119
      Unissued common stock under restricted stock plan      10,395      9,941
      Paid-in surplus                                        95,983     96,408
      Retained earnings (deficit)                          (105,425)   (92,011)
      Common stock held in treasury, at cost; 285,987
        shares and 178,100 warrants in 1993 and 325,211
        shares and 180,210 warrants in 1992                  (5,840)    (6,538)
      Cummings Point Industries, Inc. note
        receivable (Note 8) (a)                              (7,568)    (6,410)
      Employee Stock Ownership Plan Loan (Note 9)               -      (16,116)
         Total stockholders' equity                           6,166      3,884
            Total Liabilities, Redeemable Common Stock
           and Stockholders' Equity                        $382,456   $348,273


   (a) December 1992 has been restated to conform to 1993 presentation. See accompanying notes.



 DynCorp and Subsidiaries Consolidated Statements of Operations
 For the Years Ended December 31 (Dollars in thousands except per share data)




                                                    1993      1992     1991
 Revenues (Note 1)                                $953,144  $911,422  $807,186

 Costs and expenses:
      Cost of services                             913,587   883,276   783,300
      Selling and corporate administrative          18,267    20,476    17,935
      Interest expense                              25,538    24,876    18,910
      Interest income                               (2,439)   (2,418)   (2,084)
      Other                                          9,324     5,860     7,717
         Total costs and expenses                  964,277   932,070   825,778

 Loss before income taxes, minority interest
 and extraordinary item                            (11,133)  (20,648)  (18,592)
    Provision (benefit) for income taxes (Note 10)   1,329       168    (5,997)

 Loss before minority interest and
 extraordinary item                                (12,462)  (20,816)  (12,595)
      Minority interest (Note 1)                       952       -          -

 Loss before extraordinary item                    (13,414)  (20,816)  (12,595)
    Extraordinary gain (loss) from early
      extinguishment of debt, net of income
      taxes of $99 in 1991 (Note 4)                     -     (2,526)      192

 Net loss                                          (13,414)  (23,342)  (12,403)
    Preferred Class A dividends declared and
     paid and accretion of discount                      -       959     5,180

 Net loss for common stockholders                 $(13,414)$ (24,301) $(17,583)

 Earnings (Loss) Per Common Share (Note 12)
      Primary and fully diluted:
        Loss before extraordinary item          $    (2.87)$    (4.49)$  (3.97)
        Extraordinary item                              -       (0.49)    0.04
        Net loss for common stockholders        $    (2.87)$    (4.98)$  (3.93)

 See accompanying notes.


 DynCorp and Subsidiaries
 Consolidated Statements of Stockholders' Equity
 For the Years Ended December 31 (Dollars in thousands)

                                                                      Unissued
                                                                        Common                                            Cummings
                                                                         Stock                                  Employee     Point
                                                                         Under             Retained                Stock Industries
                                     Preferred    Common      Stock  Restricted   Paid-in  Earnings   Treasury  Ownership      Note
                                         Stock     Stock   Warrants  Stock Plan   Surplus  (Deficit)   Stock    Plan Loan Receivable

 Balance, December 31, 1990             $3,000      $474    $15,119    $ 5,903  $101,469  $(50,128)  $  (804)  $(47,617)  $    -
   Pay-in-kind Preferred Stock
     Class A dividends                                                                      (5,056)
   Accretion of Preferred Stock Class A
     discount and issuance costs                                                              (123)
   Adjustment of the purchase of
     Preferred Stock Class A                                                         (11)
  Treasury stock purchased (Note 7)                                                                   (2,810)
   Stock issued under the Management
     Employees Stock Purchase
     Plan (Note 7)                                                                    25                 373
   Accrued compensation (Note 7)                                         3,785
   Payments received on Employee Stock
     Ownership Plan Loan (Note 9)                                                                                15,402
   Net loss                                                                                (12,403)

 Balance, December 31, 1991              3,000       474     15,119      9,688   101,483   (67,710)   (3,241)   (32,215)      -
   Pay-in-kind Preferred Stock
        Class A dividends                                                                     (934)
   Accretion of Preferred Stock Class A
     discount and issuance costs                                                               (25)
   Stock issued under Restricted
     Stock Plan (Note 7)                               17               (3,011)    2,994
   Purchase of Preferred Stock Class A                                            (8,047)
   Treasury stock purchased (Note 7)                                                                   (3,448)
   Stock issued under the Management
     Employees Stock Purchase Plan
     (Note 7)                                                                        (22)                 151
   Accrued compensation (Note 7)                                         3,264
   Payments received on Employee Stock
     Ownership Plan (Note 9)                                                                                     16,099
   Cummings Point Industries note
     receivable (Note 8) (a)                                                                                               (5,500)
   Accrued interest on note receivable
     (Note 8) (a)                                                                                                            (910)
   Net loss                                                                                (23,342)

 Balance December 31, 1992               3,000       491     15,119      9,941    96,408   (92,011)    (6,538)  (16,116)   (6,410)
   Stock issued under Restricted
     Stock Plan (Note 7)                              11                (1,781)    1,770
   Treasury stock purchased (Note 7)                                                                   (1,980)
   Stock issued under the Management
    Employees Stock Purchase
    Plan (Note 7)                                                                      5                   41
   Accrued compensation (Note 7)                                         2,235
   Payments received on Employee Stock
    Ownership Plan (Note 9)                                                                                      16,116
   Contribution of stock to ESOP
     (Note 9)                                                                                             437
   Stock issued in conjunction
     with acquisition (Notes 6 and 15)                                            (2,200)               2,200
   Accrued interest on note
     receivable (Note 8)                                                                                                    (1,158)
   Net loss                                                                                (13,414)

 Balance December 31, 1993              $3,000      $502    $15,119    $10,395  $ 95,983 $(105,425)   $(5,840)  $     -   $ (7,568)

 (a)  Restated to conform to the 1993 presentation.

 See accompanying notes.



 DynCorp and Subsidiaries Consolidated Statements of Cash Flows
 For the Years Ended December 31 (Dollars in thousands)
                                                     1993      1992      1991
 Cash Flows from Operating Activities:
  Net loss                                         $(13,414) $(23,342)$(12,403)
  Adjustments to reconcile net loss from operations
   to net cash provided by operating activities:
   Depreciation and amortization                     19,818    19,372   24,473
   Pay-in-kind interest on Junior Subordinated
     Debentures   (Note 4)                           13,142     6,590   11,950
   Loss (gain) on purchase of Junior
     Subordinated Debentures (Note 4)                     -     2,526     (291)
   Deferred income taxes                                521    (2,114)  (4,933)
   Accrued compensation under Restricted Stock Plan   2,235     3,264    3,785
   Noncash interest income                           (1,158)     (910)      -
   Other                                             (2,820)   (2,483)    (481)
   Change in assets and liabilities, net of acquisitions and dispositions:
     Increase in accounts receivable and contracts
       in process                                    (9,698)  (14,904) (14,298)
    (Increase) decrease in inventories                 (326)      280     (174)
    (Increase) decrease in other current assets       1,159     2,797   (1,117)
     Increase in current liabilities except notes payable
       and current portion of long-term debt          1,161     4,268   14,766
        Cash provided (used) by operating activities 10,620    (4,656)  21,277

 Cash Flows from Investing Activities:
  Sale of property and equipment                      1,422     1,262    1,974
  Proceeds received from notes receivable               558     1,353    8,439
  Purchase of property and equipment                 (5,423)  (11,400) (12,106)
  Increase in notes receivable (Note 8)                  -     (5,934)     -
  Increase in investments in affiliates                 (99)   (1,888)     -
  Deferred income taxes from "safe harbor"
    leases (Note 10)                                   (441)     (314)    (338)
  Deferred income taxes related to the merger
     and disposition of businesses                       -         -       342
  Assets and liabilities of acquired businesses,
     excluding cash acquired (Notes 1 and 15)       (10,890)     (905)  (6,262)
  Other                                                (738)     (304)    (671)
      Cash used by investing activities             (15,611)  (18,130)  (8,622)

 Cash Flows from Financing Activities:
  Purchase of Class A Preferred Stock and
     Junior Subordinated Debentures (Note 4)             -    (42,466)  (2,074)
  Treasury stock purchased (Note 7)                  (1,980)   (3,448)  (2,810)
  Payment on indebtedness                            (6,365)  (41,040) (17,026)
  Increase in bank borrowings                           -         -      6,000
  Refinancing proceeds (Note 4)                         -     100,000       -
  Deferred financing expenses (Note 4)                  -      (1,524)      -
  Dividends paid on Class A Preferred Stock             -        (861)      -
  Treasury stock sold under Management Employees
    Stock Purchase Plan                                  46       108      398
  Reduction in loan to Employee Stock Ownership
    Plan (Note 9)                                    16,116    16,099   15,402
      Cash provided (used) by financing activities    7,817    26,868     (110)
 Net Increase in Cash and Short-term Investments      2,826     4,082   12,545
 Cash and Short-term Investments at
   Beginning of the Period                           19,980    15,898    3,353
 Cash and Short-term Investments at
   End of the Period                               $ 22,806  $ 19,980 $ 15,898

 See accompanying notes.

          Notes to Consolidated Financial Statements

        (1) Summary of Significant Accounting Policies

        Principles of Consolidation -- All majority-owned subsidiaries have been included in the financial statements and all significant intercompany accounts and transactions have been eliminated. Outside investors' interest in minority owned subsidiaries is reflected as minority interest. Investments less than 50% owned are accounted for using the equity method of accounting.

        Contract Accounting -- Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings.
        The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for additional funds because of events such as delays or changes in contract specifications. For fixed-price contracts, such disputes, whether claims or unapproved changes in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount.

            It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirement can be reasonably estimated.

        Property and Equipment -- The Company computes depreciation and amortization using both straight-line and accelerated methods. The estimated useful lives used in computing depreciation and amortization on a straight-line basis are: building, 15-33 years; machinery and equipment, 3-20 years; and leasehold improvements, term of lease. Accelerated depreciation is based on a 150% declining balance method with light-duty vehicles assigned a three-year life and machinery and equipment assigned a five-year life. Depreciation and amortization expense was $9,670,000 for 1993, $9,275,000 for 1992 and $10,759,000 for 1991.

            Cost of property and equipment sold or retired and the related accumulated depreciation or amortization is removed from the accounts in the year of disposal, and any gains or losses are reflected in the consolidated statement of operations. Expenditures for maintenance and repairs are charged to expense as incurred, and major additions and improvements are capitalized.

        Intangible Assets -- At December 31, 1993, intangible assets consist of $91,942,000 of unamortized goodwill and $1,948,000 of value assigned to contracts. Goodwill is being amortized on a straight-line basis over periods up to forty years. Amortization expense was $3,990,000, $2,953,000 and $2,952,000 in 1993, 1992 and 1991,
        respectively. Amounts allocated to contracts are being amortized over the lives of the contracts for periods up to ten years. Amortization of amounts allocated to contracts was $3,555,000, $4,566,000 and $7,763,000 in 1993, 1992 and 1991, respectively.
        Cumulative amortization of $16,116,000 and $31,720,000 has been recorded through December 31, 1993, of goodwill and value assigned to contracts, respectively.

            The Company assesses and measures impairment of intangible assets, including goodwill, based on several factors including the probable fair market value, probable future cash flows and net income and the aggregate value of the business as a whole. See
        Item 7, Management's Discussion and Analysis of Financial
        Condition and Results of Operations, on Liquidity and Capital Resources, included elsewhere in this Form 10-K concerning possible impairment.

        Income Taxes -- As prescribed by Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" the Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

        Postretirement Health Care Benefits -- The Company provides no significant postretirement health care or life insurance benefits to its retired employees other than allowing them to continue as participants in the Company's plans with the retiree paying the full cost of the premium. The Company has determined, based on an actuarial study, that it has no liability under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

        Postemployment Benefits -- The Company has no liability under Statement of Financial Accounting Standard 112, "Employers' Accounting for Postemployment Benefits," as it provides no benefits as defined.

        New Accounting Pronouncements -- The Financial Accounting Standards Board issued Statement 114, "Accounting by Creditors for Impairment of a Loan," and Statement 115, "Accounting for Certain Investments in Debt and Equity Securities," in May 1993. The statements are required to be adopted in 1995 and 1994, respectively. The Company has no significant financial instruments of the nature described and therefore believes the statements will not have a material effect on its results of operations or financial condition.

        The Company intends to contribute approximately $15 million to the Employee Stock Ownership Plan in 1994 to acquire common stock at a per share value to be determined by an independent appraisal. At such time, the Company will adopt SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans," issued in November 1993 and effective for financial statements issued after December 15, 1993.

        Consolidated Statement of Cash Flows -- For purposes of this Statement, short-term investments which consist of certificates of deposit and government repurchase agreements with a maturity of ninety days or less are considered cash equivalents.

            Cash paid for income taxes was $1,232,000 for 1993, $4,054,000 for 1992 and $944,000 for 1991.

            Cash paid for interest, excluding the interest paid under the Employee Stock Ownership Plan term loan, was $11,706,000 for 1993, $17,212,000 for 1992 and $3,371,000 for 1991.

            Noncash investing and financing activities consist of the following (in thousands):

                                                  1993    1992   1991
   Acquisitions of businesses:
      Assets acquired                          $31,675 $ 3,524 $14,849
      Liabilities assumed                      (17,198) (1,248) (6,959)
      Stock issued                              (2,200)      -      -
      Notes issued and other liabilities        (1,382)   (592) (1,764)
      Cash paid for fees and noncompete covenant     -       -     141
      Cash acquired                                 (5)   (779)     (5)
      Net cash                                  10,890     905   6,262
   Pay-in-kind interest on Junior
   Subordinated Debentures (Note 4)             13,142   6,590  11,950
   Pay-in-kind dividends and accretion of
     discount on preferred stock                     -       -   5,056
   Unissued common stock under
     restricted stock plan (Note 7)              2,235   3,264   3,785
   Capitalized equipment leases and notes
     secured by property and equipment           5,294   1,792   1,759
   Mortgage note assumed (Note 4)                    -  19,456      -

     (2)  Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

          Accounts Receivable and Accounts Payable - The carrying amount approximates their fair value.

          Notes and long-term receivables - The carrying amount approximates the fair value because of the short maturity of these instruments.

          Investments (included in "Other Assets") - The Company has an investment in convertible debentures and preferred stock of an untraded company. Based upon the financial statements of this business, the carrying value of these investments approximates their fair value.

          Long-term debt and other liabilities - The fair value of the Company's long-term debt is based on the quoted market price for its Junior Subordinated Debentures, the current rate as if the issue date were December 31, 1993 for its Collateralized Notes. For the remaining long-term debt (see Note 4) and other liabilities, the carrying amount approximates the fair value.

          Cummings Point Industries, Inc. Note Receivable - The carrying value approximates the fair value. (See Note 8.)

          The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                             1993                  1992
                                      Carrying     Fair      Carrying     Fair
                                        Amount    Value        Amount    Value
    Cash and short-term investments   $ 22,806 $ 22,806       $19,980  $19,980
    Accounts receivable                177,470  177,470       151,970  151,970
    Notes and long-term receivables (a)    509      509           503      503
    Investments                          2,116    2,116         2,439    2,439
    Accounts Payable                    25,376   25,376        18,763   18,763
    Long-term debt and
      other liabilities                218,758  229,012       200,950  208,623
    Cummings Point note receivable       7,568    7,568         6,410    6,410

  (a) December 1992 has been restated to conform to the 1993 presentation of the Cummings Point Industries, Inc. note receivable.


        (3)  Accounts Receivable and Contracts in Process

          The components of accounts receivable and contracts in process were as follows (in thousands):
                                                        1993          1992
    U.S. Government:
      Billed and billable                             $ 83,822     $  83,722
      Recoverable costs and accrued profit on progress
        completed but not billed                        25,473        20,218
      Retainage due upon completion of contracts         1,287         1,762
                                                       110,582       105,702
    Commercial Customers:
      Billed and billable (less allowances for doubtful accounts
        of $1,469 in 1993 and $3,415 in 1992)           43,660        32,239
      Recoverable costs and accrued profit on progress completed
        but not billed                                  23,228        14,029
                                                        66,888        46,268

                                                      $177,470      $151,970

          Billed and billable include amounts earned and contractually billable at year-end but which were not billed because customer invoices had not yet been prepared at year-end. Recoverable costs and accrued profit not billed is composed primarily of amounts recognized as revenues, but which are not contractually billable at the balance sheet dates.

          The Company performs substantial services for the commercial aviation industry. Receivables from domestic and foreign airline and leasing companies were approximately $38,700,000 and $26,600,000 at December 31, 1993 and 1992, respectively.

        (4)  Long-term Debt

          At December 31, 1993 and 1992, long-term debt consisted of (in thousands):
                                                     1993       1992

    Contract Receivable Collateralized Notes,
      Series 1992-1                                 $100,000     $100,000
    Junior Subordinated Debentures, net of
      unamortized discount of $5,175 and $5,491       86,947       73,489
    Mortgages payable                                 23,416       19,436
    Notes payable, due in installments through
      2002, 9.27% weighted average interest rate       6,689        6,343
    Capitalized equipment leases                       3,210        3,164
                                                     220,262      202,432
    Less current portion                               3,837        2,670
                                                    $216,425     $199,762

    Maturities of long-term debt as of December 31, 1993, were as follows (in thousands):

     1994                                  $  3,837
     1995                                    21,638
     1996                                     2,157
     1997                                   101,527
     1998                                     1,044
     Thereafter                              90,059

          On January 23, 1992, the Company's wholly owned subsidiary, Dyn Funding Corporation (DFC), completed a private placement of $100,000,000 of 8.54% Contract Receivable Collateralized Notes, Series 1992-1 (the "Notes"). The Notes are collateralized by the right to receive proceeds from certain U.S. Government contracts and certain eligible accounts receivable of commercial customers of the
        Company and its subsidiaries.   Credit support for the Notes is
        provided by overcollateralization in the form of additional receivables. The Company retains an interest in the excess balance of receivables through its ownership of the common stock of DFC. Additional credit and liquidity support is provided to the Notes through a cash reserve fund. Interest payments are made monthly with monthly principal payments beginning February 28, 1997. (The period between January 23, 1992 and January 30, 1997 is referred to as the Non-Amortization Period.) The notes are projected to have an average life of five years and two months and to be fully repaid by July 30, 1997.

          Upon receiving the proceeds from the sale of the Notes, DFC purchased from the Company an initial pool of receivables for $70,601,000, paid $1,524,000 for expenses and deposited $3,000,000 into a reserve fund account and $24,875,000 into a collection account with Bankers Trust Company as Trustee pending additional purchases of receivables from the Company. Of the proceeds received from DFC, the Company used $38,112,000 to pay the outstanding balances of the Employee Stock Ownership Plan term loan and revolving loan facility under the Restated Credit Agreement and $33,280,000 was used for the redemption of all of the outstanding Class A Preferred Stock plus accrued dividends (the redemption price per share was $25.00 plus accrued dividends of $.66). The Company expensed $1,432,000 (reported as an extraordinary loss) of unamortized deferred debt expense pertaining to the term loan and revolving loan facility which was paid in full. The Company charged $8,047,000 of unamortized discount and deferred issuance costs associated with the redemption of the Class A Preferred Stock to paid-in surplus.

          On an ongoing basis, cash receipts from the collection of the receivables are used to make interest payments on the Notes, pay a servicing fee to the Company, and purchase additional receivables from the Company. Beginning February 28, 1997, instead of purchasing additional receivables, the cash receipts will be used to repay principal on the Notes. During the Non-Amortization Period, cash in excess of the amount required to purchase additional receivables and meet payments on the Notes is to be paid to the Company subject to certain collateral coverage tests. The receivables pledged as security for the Notes are valued at a discount from their stated value for purposes of determining adequate credit support. DFC is required to maintain receivables, at their discounted values, plus cash on deposit at least equal to the outstanding balance of the Notes.

          Commencing March 30, 1994, the Notes may be redeemed in whole, but not in part, at the option of DFC at a price equal to the principal amount of the Notes plus accrued interest plus a premium (as defined).

          Mandatory redemption (payment of the Notes in full plus a premium) is required in the event that (i) the collateral value ratio test is equal to or less than .95 as of three consecutive monthly determination dates and the Company has not substituted receivables or deposited cash into the collection account to bring the collateral value ratio above .95; or (ii) three special redemptions are required within any consecutive 12-month period; or (iii) the aggregate stated value of all ineligible receivables which have been ineligible receivables for more than 30 days exceeds 7% of the aggregate collateral balance and the collateral value ratio is less than 1.00.

          Special redemption (payment of a portion of the Notes plus a premium) is required in the event that the collateral value ratio test is less than 1.00 as of two consecutive monthly determination dates and the Company has not substituted receivables or deposited cash into the collection account to bring the collateral value ratio to 1.00.

          Also, DFC may not purchase additional eligible receivables if the Company has an interest coverage ratio (as defined) of less than 1.10; or if the Company has more than $40 million of scheduled principal debt (as defined) due within 24 months prior to the amortization date or $20 million of scheduled principal debt due within 12 months prior to the amortization date.

          At December 31, 1993, $17,632,000 of cash and short-term investments and $107,091,000 of accounts receivable are restricted as collateral for the Notes.

          As of December 31, 1993, the Company had two separate unsecured revolving credit facilities available. One facility, which matured January 23, 1994, provided that the Company could borrow up to $10,000,000 less any outstanding letters of credit. At the Company's option, amounts borrowed under this facility bear interest at either prime rate plus 1% or Eurodollar rate plus 2%, all as defined. The other revolving credit facility, which matured January 31, 1994, provided that the Company could borrow up to $5,000,000 at a per annum interest rate equal to 1% plus the prime interest rate established by the Bank. The Company paid commitment fees of $68,000 and $73,000 in 1993 and 1992, respectively, which equal 1/2 of 1% per annum on the unused loan commitments. At December 31, 1993, the Company had $12,084,000 available under these Revolving Credit Facilities.

          In March 1994, the Company entered into a secured revolving credit agreement which provides a $5,000,000 line of credit plus a $2,500,000 revolving letter of credit facility. The agreement is secured by the stock of the Company's Commercial Aviation subsidiaries and selected fixed assets. Advances under the line of credit will bear interest at a per annum interest rate equal to 1% plus the prime interest rate established by the bank. For each letter of credit issued, the Company must assign a cash collateral deposit in favor of the bank for 100% of the face value of the letter of credit. The Company will pay a fee of 1.5% per annum computed on the face amount of the letter of credit for the period the letter of credit is scheduled to be outstanding. The credit agreement will expire July 1, 1994.

          The Junior Subordinated Debentures (Debentures) mature on June 30, 2003, and bear interest of 16% per annum, payable semi-annually. The effective interest rate is 19.4%. The Company may, at its option, prior to September 9, 1995, pay the interest either in cash or issue additional Debentures. The Debentures are subject to annual mandatory redemption beginning June 30, 1999. The Company may, at its option, redeem in whole or in part, at any time, the Debentures at their face value plus accrued interest. During 1993, 1992 and 1991, $13,142,000, $6,590,000 and $11,950,000, respectively, of additional Debentures were issued in lieu of cash interest payments.

          Using a lottery selection method, the Company called for partial redemption of $10,000,000 face value plus accrued interest for cash redemption on August 10, 1992. The lottery resulted in redeeming $9,698,000 face value of the Debentures. Open market purchases during 1992 retired $290,000 of the Debentures. The related unamortized discount, deferred debt expense and expenses, net of applicable income taxes, were reported as an extraordinary loss in 1992.

          The Company received title to its corporate office building on July 31, 1992 by assuming a mortgage of $19,456,000. At the Company's option, the interest on the mortgage may be computed from time to time under one of three methods based on the Certificate of Deposit Rate, LIBOR Rate or the Prime Rate, all as defined. Also, the Company was required to pay additional interest through May 27, 1993. The additional interest was the difference between a fixed rate of 9.36% and a floating rate based upon an imputed amount of $31,900,000. The original mortgage maturity date was May 27, 1993; however, as provided, the Company extended the mortgage to March 27, 1995 with an increase in the interest rate of 1/2% per annum plus an extension fee (based on the principal amount of the mortgage outstanding) of .42% on May 27, 1993 and .50% on March 27, 1994.

          The Company acquired the Alexandria, VA headquarters of Technology Applications, Inc. on November 12, 1993. A mortgage of $3,344,000 bearing interest at 8% per annum was assumed. Payments are made monthly and the mortgage matures in April 2003. Additionally, a $1,150,000 promissory note was issued. The note bears interest at 7% per annum. Payments under the note shall be made quarterly through October, 1998.

          Deferred debt issuance costs are being amortized using the effective interest rate method over the terms of the related debt. At December 31, 1993, unamortized deferred debt issuance costs were $1,339,000 and amortization for 1993, 1992 and 1991 was $328,000,
        $420,000 and $2,309,000, respectively.

        (5)  Accrued Expenses

          At December 31, 1993 and 1992, accrued expenses consisted of the following (in thousands):

                                                            1993       1992
    Salaries and wages                                    $ 43,698   $ 38,906
    Insurance                                               17,202     23,802
    Interest                                                 6,233      6,187
    Payroll and miscellaneous taxes                         10,412      9,123
    Accrued contingent liabilities and operating reserves   19,028     16,440
    Other                                                    9,005      8,209
                                                          $105,578   $102,667

        (6)  Redeemable Common Stock

          In conjunction with the acquisition of Technology Applications, Inc. (see Note 15), the Company issued put options on 125,714 shares of common stock. The holder may, at any time commencing on December 31, 1998 and ending on December 31, 2000, sell these shares to the Company at a price per share equal to the greater of $17.50; or, if the stock is publicly traded, the market value at a specified date; or, if the Company's stock is not publicly traded, the fair market value at the time of exercise.

        (7)   Stockholders' Equity

          Class C Preferred Stock is convertible, at the option of the holder, into one share of common stock, adjusted for any stock splits, stock dividends or redemption. At conversion the holders of Class C Preferred Stock are also entitled to receive such warrants as have been distributed to the holders of the common stock. Dividends accrue at an annual rate of 18%, compounded quarterly. At December 31, 1993, cumulative dividends of $5,342,000 have not been recorded or paid. Dividends will be payable only when cash dividends are declared with respect to common stock and only in an aggregate amount equal to the aggregate amount of dividends that such holders would have been entitled to receive if such Class C Preferred Stock had been converted into common stock. Each holder of Class C Preferred Stock is entitled to one vote per share on any matter submitted to the holders of common stock for stockholder approval. In addition, so long as any Class C Preferred Stock is outstanding, the Company is prohibited from engaging in certain significant transactions without the affirmative vote of the holders of a majority of the outstanding Class C Preferred Stock.

          The Company has issued warrants to the Class C Preferred stockholders and to certain common stockholders to purchase a maximum of 5,891,987 shares of common stock of the Company. At December 31, 1993, warrants were outstanding to purchase 5,713,887 shares of common stock of the Company. Each warrant is exercisable to obtain one share of common stock for $0.25. Rights under the warrants lapse no later than September 9, 1998. The Board of Directors has authorized a new stockholders' agreement which will permit current stockholders to convert warrants to shares on a noncash basis.

          The Company has a Restricted Stock Plan (the Plan) under which management and key employees may be awarded shares of common stock based on the Company's performance. The Company has reserved 1,025,037 shares of common stock for issuance under the Plan. Under the Plan, Restricted Stock Units (Units) are granted to participants who are selected by the Compensation Committee of the Board of Directors. Each Unit will entitle the participant upon achievement of the performance goals (all as defined) to receive one share of the Company's common stock. Units cannot be converted into shares of common stock until the participant's interest in the Units has vested. Vesting occurs upon completion of the specified periods as set forth in the Plan. In 1993, 1992 and 1991, the Company accrued as compensation expense $2,235,000, $3,264,000 and $3,785,000, respectively, under the Plan which was charged to cost of services and corporate administrative expenses.

          The Company has a Management Employees Stock Purchase Plan (the Stock Purchase Plan) whereby employees in management, supervisory or senior administrative positions may purchase shares of the Company's
        common stock along with warrants at current fair value.   The Board
        of Directors is responsible for establishing the fair value for purposes of the Stockholders Agreement and the Management Employees Stock Purchase Plan. The determination has been based upon the most recent appraisal of the Company's common stock prepared by the financial advisors to the Employee Stock Ownership Plan Committee, adjusted to reflect the absence of a control-share premium, lack of liquidity, reductions in the warrant exercise price, and inflationary forces. At December 31, 1993, the fair value was determined to be $59.52 per share including 6.6767 warrants. Treasury stock, which the Company acquired from terminated employees who had previously purchased the stock from the Company, is being issued to employees purchasing stock under the Stock Purchase Plan.

          In accordance with ERISA regulations and the Employee Stock Ownership Plan Documents, the ESOP Trust or the Company are obligated to purchase vested common stock shares from ESOP participants (see
        Note 9) at the fair value (as determined by an independent appraiser) as long as the Company's common stock is not publicly traded. Participants receive their vested shares upon retirement, becoming totally disabled, or death, over a period of one to five years and for other reasons of termination over a period of one to ten years,
        all as set forth in the Plan.   In the event the fair value of a
        share is less than $27.00, the Company is committed to pay through December 31, 1996, up to an aggregate of $16,000,000, the difference (Premium) between the fair value and $27.00 per share. As of December 31, 1993, the Company has purchased 327,411 shares from participants and has expended $3,069,000 of the $16,000,000 commitment. Based on the fair value of $17.99 per share at December 31, 1993, the Company estimates a total Premium of $8,500,000 and an aggregate annual commitment to repurchase shares from the ESOP participants upon death, disability, retirement and termination as follows; $3,600,000 in 1994, $5,900,000 in 1995, $4,000,000 in 1996,
        $3,000,000 in 1997, $4,300,000 in 1998 and $56,800,000 thereafter.
        The fair value is charged to Treasury Stock at the time of repurchase. The estimated Premium of $8,500,000 is being recorded over the life of the ESOP and reported as "Other" expense in the income statement. Through December 31, 1993, $7,181,000 of the Premium had been recorded and recognized as compensation expense.

          The Company is presently in discussions with its investment bankers to replace the Junior Subordinated Debentures through the issuance of new senior notes or an initial public offering or a combination of the two. In the event of an initial public offering, the unpaid balance of the $16 million premium may become payable.

          Under the DynCorp Stockholders' Agreement which expired on March 11, 1994, the Company was committed, upon an employee's termination of employment, to purchase common stock shares held by employees pursuant to the merger (Management Investor Shares), through the Stock Purchase Plan or through the Restricted Stock Plan. The share price is fair value ($59.52 per share including 6.6767 warrants at December 31, 1993) as determined by the Board of Directors for Management Investor Shares and Stock Purchase Plan shares. Such shares outstanding at December 31, 1993, were 262,298, with 1,751,285 warrants attached. The share price for Restricted Stock Plan shares ($17.99 at December 31, 1993) is fair value as set forth in the appraisal of shares held by the ESOP. However, the Company may not purchase more than $250,000 of Management Investor shares or Restricted Stock shares in any fiscal year without the approval of the Class C Preferred stockholders. The Board of Directors has authorized an extension of the Stockholders' agreement, pending acceptance by the shareholders, which will contain similar repurchase obligations.

        (8)   Cummings Point Industries, Inc. Note Receivable

             The Company loaned $5,500,000 to Cummings Point Industries, Inc. ("CPI"), of which Capricorn Investors, L.P. ("Capricorn") owns more than 10%. The indebtedness is represented by a promissory note (the "Note"), bearing interest at the annual rate of 17%, which provides that interest is payable quarterly but that interest payments may not be payable in cash but may be added to the principal of the Note.
        The Note is subordinated to all senior debt of CPI. The Note, which was issued February 12, 1992, was due three months thereafter; however, the Company, at its option, has extended and may further extend the maturity date in three month increments to no later than February 12, 1995. By separate agreement and as security to the Company, Capricorn has agreed to purchase the Note from the Company upon three months' notice, for the amount of outstanding principal plus accrued interest. As additional security, Capricorn's purchase obligation is collateralized by certain common stock and warrants issued by the Company and owned by Capricorn. The note has been reflected as a reduction in stockholders' equity as it is anticipated the collateral will be used to satisfy the obligation.

        (9)   Employee Stock Ownership Plan

          In September, 1988, the Company established an Employee Stock Ownership Plan (the Plan). The Company borrowed $100 million and loaned the proceeds, on the same terms as the Company's borrowings, to the Plan to purchase 4,123,711 shares of common stock of the Company (the "ESOP loan"). The common stock purchased by the Plan was held in a collateral account as security for the ESOP loan from the Company. The Company was obligated to make contributions to the Plan in at least the same amount as required to pay the principal and interest installments under the Plan's borrowings. The Plan used the Company contributions to repay the principal and interest on the ESOP loan. As the ESOP loan was liquidated, shares of the Company's common stock were released from the collateral account and allocated to participants of the Plan. As of December 31, 1993, the loan has been fully repaid.

          In March, 1991, the Employee Stock Ownership Plan was amended to provide for an additional contribution of no fewer than 25,000 shares of common stock in 1993 and 625,000 shares in 1994. The Company may, at its option, contribute cash in lieu of the aforementioned shares of common stock, based on the most recent valuation of such stock. The Company has an agreement in principle with the ESOP to contribute approximately $15 million in cash or stock in 1994, inclusive of the 625,000 shares, to satisfy its funding obligations.

          The Plan covers a majority of the employees of the Company. Participants in the Plan become fully vested after four years of service. All of the 4,148,711 shares owned by the ESOP have been allocated to participants as of December 31, 1993. The Company recognizes ESOP expense each year based on contributions committed to be made to the Plan. The Company's cash contributions were determined based on the ESOP's debt service. Stock contributions are determined in accordance with the amended agreement. In 1993 cash and stock contributions to the ESOP were $16,608,000 and $437,000 respectively, 1992 and 1991 cash contributions were $17,275,000 and $18,805,000, respectively. These amounts were charged to cost of services and selling and corporate administrative expenses (including $491,000, $1,450,000 and $3,231,000 of interest on the ESOP term loan).


        (10)  Income Taxes

          The Company changed from Statement of Financial Accounting Standards (SFAS) No. 96 to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" effective January 1, 1992. There was no significant cumulative effect from this change and prior year financial statements were not restated.

          Earnings (loss) before income taxes and minority interest (but including extraordinary item - see Note 4) were derived from the following (in thousands):

                                                    1993      1992      1991
   Domestic operations                           $(11,240) $(23,378) $(18,393)
   Foreign operations                                 107       204        92
                                                 $(11,133) $(23,174) $(18,301)

              The provision (benefit) for income taxes (and including extraordinary item - see Note 4) consisted of the following (in thousands):


                                                    1993      1992      1991
   Current:
     Federal                                      $   723  $    416   $  (867)
     Foreign                                          170       168       567
     State                                            (85)      193      (665)
                                                      808       777      (965)

   Deferred:
     Federal                                          500      (416)   (5,106)
     State                                             21      (193)      173
                                                      521      (609)   (4,933)
        Total                                     $ 1,329  $    168   $(5,898)

              The components of and changes in deferred taxes are as follows (in thousands):

                                                        Deferred             Deferred
                                               Dec.31,   Expense   Dec. 31,   Expense   Jan. 1,
                                                 1993   (Benefit)     1992   (Benefit)    1992


   Increase due to federal rate change           $  402    $ (402)   $   -     $   -   $
   Benefit of state tax on temporary differences
    and state net operating loss carryforwards    4,858    (1,135)    3,723    (2,211)   1,512
   Benefit of foreign tax credit carryforwards    2,530    (1,073)    1,457        -     1,457
   Difference between book and tax method of
     accounting for depreciation and amortization  (390)    1,020       630      (398)     232
   Difference between book and tax method of
     accounting for income on U.S. Government
     contracts                                   (8,844)    1,195    (7,649)    2,988   (4,661)
   Deferred compensation expense                  5,416      (113)    5,303    (2,344)   2,959
   Operating reserves and other accruals         17,573    (2,644)   14,929    (6,200)   8,729
   Difference between book and tax method of
     accounting for certain employee benefits       719    (1,243)     (524)       73     (451)
   Amortization of intangibles                     (148)     (204)     (352)     (945)  (1,297)
   Other, net                                      (179)      173        (6)      186      180
    Net deferred tax asset before valuation
       allowance                                 21,937    (4,426)   17,511    (8,851)   8,660
   Federal valuation allowance                  (11,300)    3,812    (7,488)    6,031   (1,457)
   State valuation allowance                     (4,858)    1,135    (3,723)    2,211   (1,512)
     Total temporary differences affecting
       tax provision                              5,779       521     6,300      (609)   5,691
   Deferred taxes from "safe harbor"
     lease transactions                          (7,048)     (441)   (7,489)     (314)  (7,803)
     Net deferred tax liability                 $(1,269)   $   80   $(1,189)  $  (923) $(2,112)

                 The components of the changes in deferred taxes are as follows (in thousands):

                                                                  1991
   Difference between book and tax method
     of accounting for depreciation and
     amortization                                              $(1,233)
   Difference between book and tax method
     of accounting for income on U.S.
     Government contracts                                        2,668
   Deferred compensation expense                                  (255)
   Operating reserves and other accruals                        (3,661)
   Difference between book and tax
     method of accounting for certain
     employee benefits                                            (485)
   Amortization of intangibles                                  (2,051)
   Other, net                                                       84
     Total temporary differences affecting
       tax provision                                            (4,933)
   Deferred taxes from "safe harbor"  lease transactions          (338)
   Taxes related to the merger and
     disposition of businesses                                     342
                                                               $(4,929)





              The tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. Federal income tax rate to the pre-tax loss amounts. The differences can be reconciled as follows (in thousands):

                                                 1993      1992      1991
   Expected Federal income tax benefit         $(3,785)  $(7,879)  $(6,222)
   Valuation allowance                           3,812     6,031         -
   State and local income taxes, net of
     Federal income tax benefit                    (42)        -      (325)
   Nondeductible amortization of intangibles
     and other costs                             1,552     2,300     2,651
   Foreign income tax                               84        99       585
   Tax credits, primarily foreign                 (359)     (222)   (2,663)
   Other, net                                       67      (161)       76
        Tax provision (benefit)                 $1,329  $    168   $(5,898)

                 In 1993, the Company recorded a $170,000 foreign income tax provision and a $64,000 state income tax benefit. However, due to the uncertainty regarding the level of future taxable income, the Company did not recognize any federal tax benefits on the losses incurred in 1993. The federal tax provision of $1,223,000 is that of a majority owned subsidiary which is required to file a separate federal return.

              The Company's U.S. Federal income tax returns have been audited through 1984. The Internal Revenue Service has performed an examination of the Company's tax returns for the period 1985-88 and has proposed several adjustments, the most significant of which relates to deductions taken by the Company for expenses incurred in the 1988 merger. The Company and its attorneys are currently protesting these proposed adjustments with the IRS appeals office. Taxes and accrued interest associated with these proposed adjustments, including the ongoing effects of similar adjustments in future years, are approximately $15,700,000. In the opinion of management, based in part upon opinion of its attorneys, the tax liability, if any, for these proposed adjustments will not have a material adverse effect on the consolidated results of operations and financial position of the Company.

              The Company has state net operating losses and foreign tax credit carryforwards available to offset future taxable income and income taxes. Following are the net operating losses and foreign tax credits by year of expiration (in thousands):


                 Year of                              Foreign       State Net
                 Expiration                         Tax Credits Operating Losses
                 1994                                  $2,341       $       -
                 1995                                       -           2,448
                 1996                                     189              20
                 2005                                       -           8,145
                 2006                                       -              66
                 2007                                       -             472
                                                       $2,530         $11,151

          (11)  Pension Plans

          Union employees who are not participants in the ESOP are covered by multiemployer pension plans under which the Company pays fixed amounts, generally per hours worked, according to the provisions of the various labor contracts. In 1993, 1992 and 1991, the Company expensed $2,400,000, $2,693,000 and $2,900,000, respectively, for these plans. Under the Employee Retirement Income Security Act of 1974 as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan's unfunded vested benefits liability. Based on information provided by the administrators of the majority of these multiemployer plans, the Company does not believe there is any significant amount of unfunded vested liability under these plans.

          The Company makes contributions to a defined benefit pension plan for employees working on one cost plus U.S. Government contract.
        The plan is accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87. The pension plan had assets of $5,642,000 and projected benefit obligations of $5,356,000 at September 30, 1993 (the plan's fiscal year end). This pension plan remains in effect regardless of changes in contractors which may occur as a result of the recompetition process.


        (12)  Earnings Per Share

          Primary earnings per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. In addition, 1993 and 1992 include as outstanding common stock, shares earned and vested but unissued under the Restricted Stock Plan. For years 1993, 1992 and 1991, the outstanding warrants and shares which would be issued under the assumed conversion of Class C Preferred Stock have been excluded from the calculation of earnings per share as their effect is antidilutive because of the losses incurred during the periods (see also Note 6). Further, the loss per common share for 1993, 1992 and 1991 includes the effect of the unpaid dividends on the Class C Preferred Stock ($1,347,000 in 1993, $1,129,000 in 1992 and $947,000
        in 1991 - see Note 7) and, in addition, for 1991 and 1992 the dividends paid on Class A Preferred Stock. The average number of shares used in determining primary earnings per share was 5,141,319 for 1993, 5,102,621 for 1992 and 4,719,407 for 1991.

        (13)  Incentive Compensation Plans

          The Company has several formal incentive compensation plans which provide for incentive payments to officers and key employees. Incentive payments under these plans are based upon operational performance, individual performance, or a combination thereof, as defined in the plans. Incentive compensation expense was $7,067,000 for 1993, $6,058,000 for 1992 and $5,788,000 for 1991.


        (14)  Leases

          The Company has capitalized all significant leases which meet the criteria for classification as capital leases, principally leases for vehicles and equipment. Capitalized leases are amortized over the useful lives of the assets.

          Future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year at December 31, 1993 and payments under capitalized leases are summarized below:

                                                    Operating Capitalized
                                                     Leases    Leases
          Years Ending December 31,
            1994                                      $ 6,805    $1,519
            1995                                        6,562     1,022
            1996                                        4,080       651
            1997                                        3,683       489
            1998                                        2,727        77
            Thereafter                                  7,831       -
          Total minimum lease payments                $31,688    $3,758
            Less interest on capitalized leases                     548
          Present value of capitalized leases
              as of December 31, 1993 (Note 4)                   $3,210

          Net rent expense for leases, excluding amounts for capitalized leases, was $16,553,000 for 1993, $14,706,000 for 1992 and
        $14,980,000 for 1991.


        (15)  Acquisitions

          On November 12, 1993 the Company acquired Technology Applications, Inc. (TAI). Aggregate cash paid, notes issued and mortgages assumed totaled $11,419,000 and 125,714 shares of common stock valued at $2,200,000 were issued (see Note 6). TAI, located in Alexandria, Virginia, provides tactical and nontactical software engineering and logistics services to industry as well as defense and civilian government agencies. The acquisition was accounted for as a purchase and $2,710,000 of goodwill was recorded which will be amortized over 40 years.

          The Company also acquired certain assets of Science Management Corporation ("SMC") and NMI Systems Inc. ("NMI") on February 18, 1993 and December 10, 1993, respectively, for an aggregate of $5,352,000 in cash, notes and other liabilities. SMC provides information processing, systems management and related consulting services, primarily to the U.S. Government. Key customers include the U.S. Postal Service, Centers for Disease Control and the Department of Education. NMI, headquartered in Fairfax, VA, provides telecommunications operations, engineering and local and wide area network design and consulting services primarily for the Environmental Protection Agency, the U.S. Treasury and the Internal Revenue Service. Both of these acquisitions were accounted for as purchases. Goodwill of $3,373,000 was recorded and will be amortized over periods up to 40 years. The allocation period for the NMI acquisition remains open pending resolution of certain contract issues.

           Consolidated revenues, loss before extraordinary item, net loss and loss per share for the years ended December 31, 1993 and 1992, adjusted on an unaudited pro forma basis as if the above acquisitions and the acquisition in 1992 (BK Dynamics Inc. was acquired on December 15, 1992 for an aggregate of $2,277,000 in cash and notes) had been consummated at the beginning of the respective periods, are as follows (in thousands except per share amounts):

                                                             Unaudited
                                                       1993          1992

            Revenues                                 $999,285      $993,180
            Loss before extraordinary item           $(11,951)     $(19,307)
            Net loss for common stockholders (a)     $(13,298)     $(22,792)
            Net loss per common share               $   (2.64)    $   (4.58)

          (a) The net loss for common stockholders includes Preferred Class A dividends declared and paid and accretion of discount of $959,000 in 1992.


        (16)  Commitments, Contingencies and Litigation


          The Company is involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain environmental, personal injury, tax and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company has denied, or believes it has a basis to deny, liability, and in some cases has offsetting claims against the plaintiffs or third parties.

          Damages currently claimed by the various plaintiffs for these items which may not be covered by insurance aggregate approximately $34,000,000 (including compensatory and possible punitive damages and penalties).

        A former subsidiary, which discontinued its business activities in 1986, has been named as one of many defendants in civil lawsuits which have been filed in various state courts against manufacturers, distributors and installers of asbestos products. (The subsidiary had discontinued the use of asbestos products prior to being acquired by the Company.) The Company has also been named as a defendant in several of these actions. At the beginning of 1991, 31 claims had been filed and during the year 360 additional claims were filed with one claim being settled. In 1992, 1,755 additional claims were filed and 73 were settled. In 1993, 662 new claims were filed with 1,204 claims being settled. Defense has been tendered to and accepted by the Company's insurance carriers. The former subsidiary was a nonmanufacturer that installed or distributed industrial insulation products. Accordingly, the Company strongly believes that the subsidiary has substantial defenses against alleged secondary and indirect liability. The Company has provided a reserve for the estimated uninsured legal costs to defend the suits and the estimated cost of reaching reasonable no-fault liability settlements of $18,000,000 less estimated insurance coverages of $11,000,000. The amount of the reserve has been estimated based on the number of claims filed and settled to date, number of claims outstanding, current estimates of future filings, trends in costs and settlements, and the advice of the insurance carriers and counsel.

          The Company and a wholly-owned subsidiary acquired in 1991 are the subjects of separate investigations by federal investigators who are reviewing, respectively, the accuracy of the Company's equipment maintenance records on a military equipment maintenance contract, and the appropriateness of pricing proposals submitted by the subsidiary to a government agency prime contractor for software development services. The Company and subsidiary are cooperating with the investigators. The Company has provided a reserve for the estimated legal costs associated with these investigations.

          The Company has also been notified of certain proposed tax adjustments by the IRS relative to the deduction taken by the Company for expenses incurred in the 1988 merger.

          The Company is a party to other civil lawsuits which have arisen in the normal course of business for which potential liability, including costs of defense, are covered by insurance policies.

          The Company has recorded its best estimate of the liability that will result from these matters. While it is not possible to predict with certainty the outcome of the litigation and other matters discussed above, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force and the facts presently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations or consolidated financial position of the Company.

          The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. government and as such are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. In management's opinion, there are no outstanding issues of this nature at December 31, 1993 that would have a material adverse effect on the Company's consolidated financial position or results of operations.

          The Company is highly leveraged, and its ability to meet its future debt service and working capital requirements is dependent upon several factors. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion on the Company's Liquidity and Capital Resources, included elsewhere in this Form 10-K.


        (17)  Business Segment

          The Company operates in one line of business, that of providing management and technical services to industry and government organizations primarily to support the customers' facilities and/or operations on a turn-key (full) service basis.

          The Company has no significant foreign operations or assets outside the United States. The largest single customer of the Company is the U.S. Government. The Company had prime contract revenues from the U.S. Government of $663 million in 1993, $674 million in 1992 and $600 million in 1991. Included in revenues from the U.S. Government are revenues from the Department of Defense of $543 million in 1993, $538 million in 1992 and $523 million in 1991. No other customer accounted for more than 10% of revenues in any year.




     (18)  Quarterly Financial Data (Unaudited)

        A summary of quarterly financial data for 1993 and 1992 is as follows (in thousands, except per share data):

                                        1993 Quarters                      1992 Quarters
                            First    Second     Third    Fourth    First     Second    Third   Fourth

 Revenues                  $231,560  $235,567  $239,013  $247,005  $215,095  $228,990  $218,848  $248,489
 Gross profit (a)             6,726     9,507     8,219    15,104     6,982     8,532     5,803     6,829
 Earnings (loss) before
   income taxes,
   minority interest and
   extraordinary item        (6,015)   (2,548)   (2,953)      383    (3,036)   (5,014)   (8,407)   (4,191)
 Minority interest (a)          118       386       113       335       -         -         -        -
 Extraordinary item (b)           -        -         -         -     (1,432)   (1,036)      (56)       (2)
 Net loss                    (6,186)   (2,979)   (3,854)     (395)   (4,498)   (6,081)   (8,483)   (4,280)
 Preferred dividends and
   accretion of discount          -       -         -         -         959       -         -        -
 Net loss for common
   stockholders              (6,186)   (2,979)   (3,854)     (395)   (5,457)   (6,081)   (8,483)   (4,280)

 Earnings (loss) per
  common share:
  Primary and fully diluted:
     Loss before
      extraordinary item       (1.26)   (0.65)    (0.82)    (0.15)    (0.83)    (1.04)    (1.71)    (0.91)
     Extraordinary item (b)       -        -         -         -      (0.28)    (0.20)    (0.01)       -
     Net loss for common
       stockholders            (1.26)   (0.65)    (0.82)    (0.15)    (1.11)    (1.24)    (1.72)    (0.91)

   (a)  The first two quarters of 1993 have been restated to                                                                   (
        present minority interest in operations as a separate
        line item.
   (b)  Loss from early extinguishment of debt (see Note 4).                                                                   (

     Quarterly data may not equal annual totals due to rounding.

     ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

             None












                              PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Directors

 Herbert S. Winokur, Jr., 50   Director and Chairman of  the Board
                               since 1988, term expires 1996
                               President,   Winokur    Holdings,   Inc.
                               (investment company)

      Formerly Senior Executive Vice President, Member Office of the President, and Director, Penn Central Corporation. Director of ENRON Corporation; NacRe Corp.; NHP, Inc.; and Marine Drilling Companies, Inc.

 Dan R. Bannister, 63*         Director  since 1985,  term expires
                               1995
                               Chief Executive Officer since 1985
                               President since 1984
                               Director of Industrial Training
                               Corporation

 T. Eugene Blanchard, 63*      Nominee for Director, term expires 1997
                               Director since 1988
                               Senior Vice President and Chief
                               Financial Officer since 1979

 Russell E. Dougherty, 73      Director since 1989, term expires 1996
                               Attorney, McGuire, Woods, Battle  &
                               Boothe (law firm)

      Retired  General,  United States  Air  Force;  served   as
      Commander-in-Chief, Strategic Air Command and Chief of Staff, Allied Command, Europe. From 1980 to 1986 served as Executive Director of the Air Force Association and Publisher of Air Force Magazine. Member of the Defense
      Science Board. Trustee of the Institute for Defense Analysis. Director of The Aerospace Corp.

 James H. Duggan, 58*          Director  since 1988, term expires 1996
                               Executive Vice President since 1987
                               President  of   Applied  Sciences  Group
                               since 1991

 Paul G. Kaminski, 51          Director  since 1988,  term expires
                               1995
                               Chairman and Chief Executive  Officer of
                               Technology   Strategies   &    Alliances
                               (strategic partnership consulting)

      Retired Colonel, United States Air Force. Director of Atlantic Aerospace & Electronics; Delfin Systems, Inc.; Geodynamics, Inc.; Jaycor; Microwave Technology Inc.; ISX Corp.; and Michigan Development Corp. Chairman of the Defense Science Board.

 Dudley C. Mecum II, 59        Nominee for Director, term expires 1997
                               Director since 1988
                               Partner, G.L. Ohrstrom & Co. (investment company)

      Formerly Chairman of Mecum Associates, Inc. Served as Group Vice President and Director, Combustion Engineering, Inc. Director of The Travelers Inc., Lyondell Petrochemical Company, Vicorp Restaurants Inc., Fingerhut Companies, Inc., and Roper Industries Inc.

 David L. Reichardt, 51*       Director  since 1988,  term expires
                               1995
                               Senior   Vice   President  and   General
                               Counsel since 1986

      President of  Dynalectric Company, a subsidiary  of DynCorp,
      from  1984 to 1986.   Vice President and  General Counsel of
      DynCorp from 1977 to 1984.

 Other Executive Officers

 Patrick G. Deasy, 55*         Vice President since 1993
                               President  of   DynAir  Ground  Services
                               Group  since  1993, President  of DynAir
                               Services Inc. since 1985

 Gerald A. Dunn, 60*           Vice President since 1973
                               Controller since 1967

 H. Montgomery Hougen, 58      Corporate  Secretary and  Deputy General
                               Counsel since 1984

 Richard A. Hutchinson, 49     Treasurer since 1978

 Marshal J. Hyman, 48          Vice President since 1993
                               Director of Taxes since 1986

 Paul V. Lombardi, 52*         Vice President since 1992
                               President of Government Services Group since 1992

      Senior Vice President and Group General Manager, Planning Research Corporation from 1990 to 1992. Senior Vice President and Group General Manager, Advanced Technology Inc. from 1988 to 1990.

 Gregory Moyer, 45             Vice  President,   Human  Resources  and
                               Administration since 1993

      Vice   President,  Human  Resources  and  Quality,  Planning
      Research Corporation from 1989 to 1993.

 John H. Saunders, 37          Vice President, Finance since 1993
                               Director of Corporate Finance since 1990
                               Vice   President,  Finance,   Government
                               Services Group from 1987 to 1990

 Donald S. Sullenberger, 53    Vice President, Quality Improvement
                               since   1991.     Retired  Colonel,
                               United States Air Force.   Division
                               Manager, DynCorp,  Holloman Support
                               Division from 1987 to 1991

 Richard L. Webb, 61*          Vice President since 1988
                               President  of DynAir  Technical Services
                               Group since 1993, President  of Aviation
                               Services Group from 1985 to 1993

 Robert G. Wilson, 52          Vice President  and General Auditor
                               since 1985

      *Officers designated by an asterisk are deemed to be officers for purposes of Rule 16a-1(f), as promulgated in Release No. 34-28869.

 Stockholders Agreement

      In anticipation of the merger of DME Holdings, Inc. into the Company, which occurred in September, 1988, the stockholders and other investors in DME Holdings, Inc. entered into a Stockholders Agreement, dated March 11, 1988. This Agreement, to which most of the holders of voting stock of DynCorp, except the Employee Stock Ownership Plan Trust and participants in such Plan to whom shares have been distributed, are parties, provides that the Company's management employees as a group and the outside investors acting through Capricorn Investors as a group are each entitled to nominate four of the nine authorized directors and, in concert, to nominate a ninth director, for which nominees all the parties are required to vote. Each of the eight current directors, including those currently nominated to succeed themselves, was initially nominated by this procedure. The Stockholders Agreement expired on March 11, 1994, but a replacement Stockholders Agreement, effective as of such expiration date and having similar terms, has been approved by the Board of Directors and is expected to be adopted by the respective parties.


 ITEM 11.  EXECUTIVE COMPENSATION

 Compensation

      The following table sets forth information regarding annual and long-term compensation for the chief executive officer and the other four most highly compensated executive officers of the Company. The table does not include information for any fiscal year during which a named executive officer did not hold such a position with the Company.

                                  SUMMARY COMPENSATION TABLE


                                                           Long Term Compensation
                            Annual Compensation                     Awards               Payouts
   (a)                   (b)    (c)       (d)        (e)          (f)         (g)           (h)        (i)
                                                    Other      Restricted   Securities                All Other
                                                    Annual      Stock       Underlying      LTIP      Compen-
   Name and Principal         Salary    Bonus(1)    Compen-    Award(s)(2)   Options/       Payouts   sation (3)
   Position              Year   ($)       ($)       sation($)     ($)        SARs (#)         ($)       ($)


   Dan R. Bannister      1993  339,896  155,000                                                         17,465
   President & Chief     1992  317,800  140,000                                                         16,634
   Executive Officer     1991  296,618  140,000                   33,934                                19,128

   James H. Duggan       1993  248,736   90,000                                                         12,813
   Executive Vice        1992  234,688   80,000                                                         13,767
   President & President 1991  226,115   80,000                   20,695                                16,261
   Appl. Sci. Group

   T. Eugene Blanchard   1993  200,591   90,000                                                         17,018
   Senior Vice President 1992  189,131   75,000                                                         16,634
   & Chief Financial     1991  181,784   75,000                                                         19,128
   Officer

   David L. Reichardt    1993  193,371   90,000                                                         11,793
   Senior Vice President 1992  181,934   75,000                                                         10,360
   & General Counsel     1991  172,478   75,000                                                         12,854

   Paul V. Lombardi      1993  219,663  100,000                  105,000                                11,960
   Vice President &      1992   47,859   60,000                  105,000                                 2,338
   President, Government 1991    -         -                                                               -
   Services Group

 (1) Column (d) reflects bonuses earned and expensed during year, whether paid during or after such year.

 (2) Value of restricted stock units determined in accordance with Restricted Stock Plan. Units awarded in 1991 could vest in less than three years, in the event of earlier issuance of a tax ruling regarding the allocation of shares within the Employee Stock Ownership Plan (ESOP). There is no provision to pay dividends on restricted stock units. The following table reflects the number of restricted stock units in the respective accounts of the named individuals, whether vested or unvested, and the aggregate valuation as of December 31, 1993.

    Name                    No. of        Value ($)
                             Units

    Dan R. Bannister        55,292          967,610
    James H. Duggan         58,764        1,028,370
    T.Eugene Blanchard      47,980          839,650
    David L. Reichardt      32,528          569,240
    Paul V. Lombardi        12,000          210,000

 (3) Column (i) includes individual's pro rata share of the Company's contribution to the ESOP Trust, estimated for 1993, and the Company-paid portion of group term-life insurance premiums covering the individual, as reflected in the following table.

  Name              ESOP Contributions ($)   Insurance Premiums($)
                       1993   1992    1991   1993   1992   1991
  Dan R. Bannister    8,912  8,912  11,406  8,553   7,722  7,722
  James H. Duggan     8,912  8,912  11,406  3,901   4,855  4,855
  T. Eugene Blanchard 8,912  8,912  11,406  8,106   7,722  7,722
  David L. Reichardt  8,912  8,912  11,406  2,881   1,448  1,448
  Paul V. Lombardi    8,912  1,810    -     3,048     528   -


 Compensation of Directors

      Non-employee directors of the Company receive an annual retainer fee of $16,500 as directors and $2,750 for each committee on which they serve. The Company also pays non-employee directors a meeting fee of $1,000 for attendance at each Board meeting and $500 for attendance at committee meetings. Directors are reimbursed for expenses incurred in connection with attendance at meetings and other Company functions.

 Directors and Officers Liability Insurance
      The Company has purchased and paid the premium for insurance in respect of claims against its directors and officers and in respect of losses for which the Company may be required or permitted by law to indemnify such directors and officers. The directors insured are the directors named herein and all directors of the Company's subsidiaries. The officers insured are all officers and assistant officers of the Company and its subsidiaries. There is no allocation or segregation of the premium as regards specific subsidiaries or individual directors and officers.

 Employment-Type Contracts

      In September,  1987,  the  Company entered  into  change-in-
 control severance agreements with Messrs. Bannister, Duggan, Blanchard, and Reichardt, and certain other executive officers of DynCorp (the "Severance Agreements"). Each Severance Agreement provides that certain benefits, including a lump-sum payment, will be triggered if such executive is terminated following a change in control during the term of that executive's Severance Agreement, unless such termination occurs under certain circumstances set forth in the Severance Agreements. The Severance Agreements expire on December 31, 1994, but they are automatically extended. The amount of such lump sum payment would be equal to 2.99 times the sum of the executive's annual salary and the average annual amount paid to the executive pursuant to certain applicable compensation-type plans in the three years preceding the year in which the termination occurs. Other benefits include payment of any incentive compensation which has been allocated or awarded but not yet paid to the executive for a fiscal year or other measuring period preceding termination and a pro rata portion to the date of termination of the aggregate value of incentive compensation awards for uncompleted periods under such plans. Each Severance Agreement also provides that, if the aggregate of the lump sum payment to the executive and any other payment or benefit included in the calculation of "parachute payments" within the meaning of Section 280G of the Internal Revenue Code exceeds the amount the Company is entitled to deduct on its federal income tax return, the severance payments shall be reduced until no portion of the aggregate termination payments to the executive is not so deductible or the severance payment is reduced to zero. The Severance Agreements also provide that the Company will reimburse the executive for legal fees and expenses incurred by the executive as a result of termination except to the extent that the payment of such fees and expenses would not be, or would cause any other portion of the aggregate termination payments not to be, deductible by reason of Section 280G of the Code. The Company has an employment contract with Mr. Lombardi, under which Mr. Lombardi receives salary at an annual rate of $215,000; subject to earlier termination for specified reasons, the contract continues until September 30, 1994.

 Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee of the Board of Directors during 1993 were: Herbert S. Winokur, Jr., Chairman of the Board and Director; Russell E. Dougherty, Director; and Paul
 G. Kaminski, Director. None of the members are current or former employees of the Company, and, except for Mr. Winokur, whose relationship to Capricorn Investors, L.P. ("Capricorn") is described in Item 12, none have any relationship with the Company of the nature contemplated by Rule 404 of Regulation S-K.

      On February 12, 1992, the Company loaned $5,500,000 to Cummings Point Industries, Inc. ("CPI"), a Delaware corporation of which Capricorn owns more than 10%. The indebtedness is represented by a promissory note (the "Note"), bearing interest at the annual rate of 17%, which provides that interest is payable quarterly but that interest payments may be added to the principal of the Note rather than being paid in cash. The Note is subordinated to all senior debt of CPI. The Note was due six months after issuance, but it has been, and may continue to be, automatically extended for three-month periods until no later than February 12, 1995. By separate agreement, Capricorn agreed to purchase the Note from the Company upon three months' notice, for the amount of outstanding principal plus accrued interest. The purchase obligation is secured by certain common stock and warrants issued by the Company and owned by Capricorn.
      No executive officer of the Company serves on the board of directors or compensation committee of any entity (other than subsidiaries of the Company) whose directors or executive officers served on the Board of Directors or Compensation Committee of the Company.


 ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS AND
           MANAGEMENT

 Voting Securities

      As of March 1, 1994, the Company had 4,728,563 shares of Common Stock and 123,711 shares of Class C Preferred Convertible Stock outstanding, which constituted all the outstanding voting securities of the Company. If all the shares issuable upon exercise of outstanding warrants, all the shares issuable upon conversion of outstanding Class C Preferred Convertible Stock and exercise of related warrants, and shares issuable as a result of scheduled expiration within 60 days of Restricted Stock Plan deferrals (but excluding any vesting of Restricted Stock Plan units or shares subsequent to March 1, 1994) were issued, the outstanding voting securities following such dilution would consist of 10,570,267 shares of Common Stock (and no shares of Class C Stock). The following tables show beneficial ownership of issued voting shares as a percentage of currently outstanding stock and beneficial ownership of issued and issuable shares as a percentage of common stock on a fully diluted basis assuming all such conversions, exercises, and issuances.

 Security Ownership of Certain Beneficial Owners

      The  following table  presents  information as  of  March 1,
 1994, concerning the only known beneficial owners of five percent or more  of  the Company's  Common Stock  and Class  C  Preferred
 Stock.
                                 Amount &              Amount &
                                 Nature of             Nature of    Percent
                         Title   Ownership     Percent Ownership      of
  Name and Address of      of   of Outstand-      of   of Diluted   Diluted
  Beneficial Owner       Class   ing Shares     Class  Shares (3)   Shares (3)

  Chemical Bank,         Common  3,816,841       80.7%  3,816,841    36.1%
  Trustee of the                 Direct(1)              Direct (1)
  DynCorp Employee Stock
  Ownership Trust
  450 W. 33rd Street
  New York, NY  10001-2697

  Capricorn Investors,   Common    292,369        6.2%  4,117,127    39.0%
  L.P.(2)                          Direct                Direct
  72 Cummings Point
  Road
  Stamford, CT  06902

  Capricorn Investors,   Class C   123,711      100%         N/A        -
  L.P.(2)                Preferred  Direct
  72 Cummings Point Road
  Stamford, CT  06902

 (1) Shares are held for the accounts of participants in the ESOP. When allocated to individual participant accounts, shares are voted upon instruction of the individual participants. Until so allocated, shares are voted upon the instruction of the ESOP Administrative Committee, 2000 Edmund Halley Drive, Reston, Virginia 22091-3436.

 (2) Herbert S. Winokur, Jr., Chairman of the Board and a Director of the Company, is the President of Winokur Holdings, Inc., which is the managing partner of Capricorn Holdings, G.P., which in turn is the general partner of Capricorn Investors, L.P.

 (3)  Assumes dilution described above.


 Security Ownership of Management(1)

      Beneficial ownership of the Company's equity securities by directors and nominees for election to the Board, and all current officers and directors as a group, are set forth below:

                                   Amount &              Amount &
                                   Nature of             Nature of    Percent
                         Title     Ownership     Percent Ownership      of
    Name and Title of      of     of Outstand-      of   of Diluted   Diluted
    Beneficial Owner     Class    ing Shares(2)  Class(3) Shares (4)  Shares(3)
                                                                            (4)

    D. R. Bannister   Common     55,030  Direct}   1.3%  305,620 Direct}  3.0%
    President &                   6,952 Indirect}          6,952 Indirect}
    Director

    T. E. Blanchard   Common     19,385  Direct}     *   148,746 Direct}  1.5%
    Senior Vice                   5,763 Indirect}         14,109 Indirect}
    President
    & Director

    R. E. Dougherty     --         --       --      --     --       -      --
    Director

    J. H. Duggan      Common     16,146    --        *   123,881 Direct}  1.3%
    Executive Vice                7,278                   12,426 Indirect}
    President &
    Director

    P. J. Kaminski      --         --       --      --     --      --      --
    Director

    D. C. Mecum II      --      --       --        --     --       --      --
    Director

    D. L. Reichardt   Common     10,905  Direct}    *     58,430 Direct}    *
    Senior Vice                   5,994 Indirect}         10,748 Indirect}
    President
    & Director

    H. S. Winokur,    Common    292,369 Indirect  6.2% 4,117,127 Indirect 39.0%
    Jr.(5)
    Chairman of the   Class C   123,711 Indirect  100%    N/A               --
    Board &          Preferred
    Director

    All officers      Common    159,793 Direct}   10.7%  910,596 Direct}  48.5%
    and                         345,198 Indirect}      4,216,487 Indirect}
    directors as a
    group             Class C   123,711 Indirect  100%    N/A    --        --
                      Preferred


 (1) As disclosed in filings under the Securities Exchange Act of 1934 or otherwise known to the Company as of March 1, 1994. Shares held by the ESOP trustee but within individual voting control are included in the table, whether or not vested.

 (2) Restricted stock units which have not been converted into shares of stock and distributed pursuant to the Company's Restricted Stock Plan as of March 1, 1994 are not transferable by or within the voting control of the participants. Such units are not included herein.

 (3) An asterisk indicates that beneficial ownership is less than one percent of the class.

 (4)  Assumes dilution described above.

 (5) Includes securities owned by Capricorn. See preceding table for relationship of Mr. Winokur thereto.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Dougherty is of counsel to the law firm of McGuire, Woods, Battle & Boothe, which firm has provided legal services to the Company from time to time.

      During 1993, Bankers Trust Company was a lender to the Company pursuant to a revolving credit agreement in the amount of $10,000,000; except for letters of credit issued thereunder and still outstanding, the credit agreement has expired. Bankers Trust Company also provides various trustee, banking, and other financial and advisory services to the Company. An affiliated company of Bankers Trust Company is a partner in Capricorn.
      Officers and directors who obtained securities through the Company's Management Employees Stock Purchase Plan and Restricted Stock Plan are subject to the Stockholders Agreement described in
 Item 10. Under the terms of the Stockholders Agreement, the Company's securities can not be sold individually to outside parties. Management employees of the Company whose employment is terminated, except retiring employees who could elect to retain their securities indefinitely, are required to sell such securities, at the fair market price established by the Board of Directors from time to time, to the other stockholders or to the Company, and the Company is required to repurchase such securities at such price, subject to restrictions imposed by its Certificate of Incorporation and various financing agreements. The Stockholders Agreement expired on March 11, 1994, but a replacement Stockholders Agreement, effective as of such expiration date and having similar terms, has been approved by the Board of Directors and is expected to be adopted by the respective parties.









                                       PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        FORM 8-K

        (a) The following documents are filed as part of this Form 10-K:



        1.   All financial statements.                    See Table
                                                        of Contents


        2.    Financial statement Schedules.

          Schedule III - Condensed Financial Information of Registrant DynCorp (Parent Company)
              Balance Sheets
                 Assets
                 Liabilities and Stockholders' Equity
              Statements of Operations
              Statements of Cash Flows
              Notes to Condensed Financial Statements

          Schedule VIII - Valuation and Qualifying Accounts for the Years Ended December 31, 1993, 1992, and 1991.

          All other financial schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

        3.    Exhibits

          Exhibit 3

          (1) Certificate of Incorporation, as currently in effect, consisting of Restated Certification of Incorporation (incorporated by reference to Registrant's Form 10-K for 1992, File No. 1-3879)

          (2)    Registrant's By-laws as amended to date.

          Exhibit 4

          (1)    Specimen 16% Pay-in-Kind Junior
                Subordinated Debentures due 2003 Certificate.
                (incorporated by reference to Registrant's
                Form 10-K for 1988, File No. 1-3879)

          (2) Indenture for $100,000,000 of 8.54% Contract Receivables Collateralized Notes, Series 1992-1, Due 1997, dated as of January 1, 1992, between Dyn Funding Corporation (wholly owned subsidiary of the Registrant) and Bankers Trust Company, as trustee (incorporated by reference to Registrant's Form 8-K filed February 7, 1992, File No. 1-
                3879)

          (3) Specimen 18% Class C Preferred Stock Certificate. (incorporated by reference to Registrant's
                Form 10-K for 1988, File No. 1-3879)

          (4)    Specimen Common Stock Certificate.
                (incorporated by reference to Registrant's
                Form 10-K for 1988, File No. 1-3879)

          (5) Specimen Class A Common Stock Warrant Certificate. (incorporated by reference to Registrant's
                Form 10-K for 1988, File No. 1-3879)

          (6) Specimen Class B Common Stock Warrant Certificate. (incorporated by reference to Registrant's
                Form 10-K for 1988, File No. 1-3879)

          (7) Indenture Agreement for 16% Pay-in-kind Junior Subordinated Debenture (incorporated by reference to Exhibit 4.1 to Form S-4 filed July 27, 1988)

          (8)    Statement Respecting Warrants and Lapse of Certain
                Restrictions
                (incorporated by reference to Registrant's
                Form 10-K for 1988, File No. 1-3879)

          (9) Amendment (effective March 26, 1991) to Statement Respecting Warrants and Lapse of Certain Restrictions (incorporated by reference to Registrant's Form 10-K for 1990, File No. 1-
                3879)

          (10) Article Four of the Restated Certificate of Incorporation (incorporated by reference to Registrant's Form 10-K for 1992, File No. 1-3879)


        The Registrant, by signing this Report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant.

          Exhibit 10

          (1)    Deferred Compensation Plan.
                (incorporated by reference to Registrant's Form 10-K for 1987, File No. 1-3879)

          (2)    Management Incentive Plan (MIP)

          (3)    DynCorp Executive Incentive Plan (EIP)

          (4)    Management Severance Agreements.
                (incorporated by reference to Exhibits (c)(4) through (c)(12) to Schedule 14D-9 filed by Registrant January 25, 1988.

          (5) Employment agreement of Richard L. Webb, Vice President, Aviation Services, dated June 24, 1992 (incorporated by reference to Registrant's Form 10-K for 1992, File No. 1-
                3879)

          (6)    Employment agreement of Paul V. Lombardi,
                Vice President, Government Services Group

          (7)    Restricted Stock Plan.


          Exhibit 11

          (1) Computations of Earnings Per Common Share for the Years Ended December 31, 1993, 1992, and 1991


          Exhibit 21

          (1)    Subsidiaries of the Registrant

          Exhibit 24

          (1)    Consent of Independent Public Accountants

              (b)  Reports on Form 8-K

              None filed during the fourth quarter
              ended December 31, 1993


                                      SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DYNCORP


        March 31, 1994               By:     D. R. Bannister
                                             D. R. Bannister
                                             President and Chief
                                             Executive Officer

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        D. R. Bannister              President and Director    March 31, 1994
        D. R. Bannister              (Principal Executive Officer)


        J. H. Duggan                 Executive Vice President  March 31, 1994
        J. H. Duggan                 and Director


        T. E.Blanchard               Senior Vice President     March 31, 1994
        T. E. Blanchard              Chief Financial Officer
                                          and Director


        D. L. Reichardt              Senior Vice President     March 31, 1994
        D. L. Reichardt              General Counsel and Director


        G. A. Dunn                    Vice President           March 31, 1994
        G. A. Dunn                    and Controller
                                     (Principal Accounting Officer)



        D. C. Mecum II                Director                 March 31, 1994
        D. C. Mecum II


        H. S. Winokur, Jr.            Director                 March 31, 1994
        H. S. Winokur, Jr.






                             DynCorp (Parent Company)
           SCHEDULE III - Condensed Financial Information of Registrant
                                  Balance Sheets
                              (Dollars in Thousands)


                                      ASSETS

                                                               December 31,
                                                             1993        1992

  Current Assets:
     Cash and short-term investments                      $   6,894   $  5,822
     Notes and current portion of long-term receivables (a)      -           1
     Accounts receivable and contracts in process,
       net of allowance for doubtful accounts (Note 3)       20,723     18,153
     Inventories of purchased products and supplies             513        419
     Other current assets                                     3,718      5,710
       Total current assets                                  31,848     30,105

  Investment in and advances to subsidiaries and affiliates  70,277     50,005

  Property and Equipment, net of accumulated depreciation
    and amortization                                          9,836     11,479

  Intangible Assets, net of accumulated amortization         86,811     90,374

  Other Assets                                                6,040      7,513

          Total Assets                                     $204,812   $189,476

  (a) December 1992 has been restated to conform to 1993 presentation of the Cummings Point Industries, Inc. note receivable.

  The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

  See accompanying "Notes to Condensed Financial Statements"


                             DynCorp (Parent Company)
           SCHEDULE III - Condensed Financial Information of Registrant
                                  Balance Sheets
                              (Dollars in Thousands)


           LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY


                                                             December 31,
                                                           1993        1992
  Current Liabilities:
     Notes payable and current portion of
       long-term debt (Note 2)                             $  3,392   $  2,601
     Accounts payable (a)                                    11,594      7,776
     Advances on contracts in process                           864        668
     Accrued liabilities (a)                                 71,855     77,283
       Total current liabilities                             87,705     88,328

  Long-term Debt (Note 2)                                    93,150     80,294

  Other Liabilities and Deferred Credits                     15,591     16,970
       Total Liabilities                                    196,446    185,592

  Commitments, Contingencies and Litigation                      -           -

  Redeemable Common Stock $17.50 per share redemption value,
    125,714 shares issued and outstanding                     2,200          -

  Stockholders' Equity:
     Capital stock, $0.10 par value:
       Preferred stock, Class C                               3,000      3,000
     Common stock                                               502        491
     Common stock warrants                                   15,119     15,119
     Unissued common stock under restricted stock plan       10,395      9,941
     Paid-in surplus                                         95,983     96,408
     Deficit                                               (105,425)   (92,011)
     Common stock held in treasury                           (5,840)    (6,538)
     Cummings Point Industries, Inc. note receivable (b)     (7,568)    (6,410)
     Employee Stock Ownership Plan Loan                           -    (16,116)
       Total Stockholders' Equity                             6,166      3,884
       Total Liabilities, Redeemable Common Stock
         and Stockholders' Equity                          $204,812   $189,476

  (a)  December 1992 has been restated to conform to the 1993 presentation.

  (b) December 1992 has been restated to conform to 1993 presentation of the Cummings Point Industries, Inc. note receivable.

  The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.
  See accompanying "Notes to Condensed Financial Statements."



                             DynCorp (Parent Company)
           SCHEDULE III - Condensed Financial Information of Registrant
                             Statements of Operations
                              (Dollars in Thousands)



                                              For the Years Ended December 31,
                                                    1993      1992      1991

  Revenues                                         $552,662 $557,675  $513,601

  Costs and Expenses:
     Cost of services                               528,776  542,901   501,584
     Selling and corporate administrative            10,994   12,534    10,473
     Interest expense                                14,950   14,608    18,295
     Interest income                                 (1,969)  (1,693)   (2,006)
     Other (Note 3)                                  23,902   23,490     8,805
                                                    576,653  591,840   537,151

  Loss before income taxes, equity in net income
   of subsidiaries and extraordinary item           (23,991) (34,165)  (23,550)
     Benefit for income taxes                        (1,561)  (3,900)   (7,951)

  Loss before equity in net income of subsidiaries
    and extraordinary item                          (22,430) (30,265)  (15,599)
     Equity in net income of subsidiaries             9,016    9,449     3,004

  Loss before extraordinary item                    (13,414) (20,816)  (12,595)
     Extraordinary gain (loss) from early retirement
       of debt, net of income tax provision              -    (2,526)      192
  Net Loss                                          (13,414) (23,342)  (12,403)
     Preferred Stock Class A dividends declared
       and paid and accretion of discount                 -      959     5,180
  Net Loss for Common Stockholders                 $(13,414)$(24,301) $(17,583)


  The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

  See accompanying "Notes to Condensed Financial Statements."


 DynCorp (Parent Company)
 SCHEDULE III - Condensed Financial Information of Registrant
 Statements of Cash Flow
 (Dollars in Thousands)

                                             For the Years Ended December 31,
                                                    1993     1992     1991
    Cash Flows from Operating Activities:
      Net loss                                    $(13,414) $(23,342) $(12,403)
      Adjustments to reconcile net loss from operations
       to net cash provided by operating activities:
         Depreciation and amortization               7,834     9,510    14,713
         Pay-in-kind interest on Junior
           Subordinated Debentures                  13,142     6,590    11,950
         Loss (gain) on purchase of Junior
           Subordinated Debentures                     -       2,526      (291)
         Deferred income taxes                         521      (666)   (5,167)
         Accrued compensation under Restricted
           Stock Plan                                2,047     2,354     3,061
         Noncash interest income                    (1,158)     (910)        -
         Other                                      (1,936)   (4,363)   (1,312)
         Change in assets and liabilities, net of acquisitions
           and dispositions and sale of accounts receivable in 1993:
            Decrease in accounts receivable and
              contracts in process                  (2,570)  (10,173)  (11,446)
            (Increase) decrease in inventories         (93)      (72)      254
            (Increase) decrease in other
              current assets                         1,992       986      (577)
            Increase (decrease) in current
              liabilities except notes payable and
              current portion of long-term debt       (976)    6,690    16,418
                Cash provided (used) by
                  operating activities               5,389   (10,870)   15,200
    Cash Flows from Investing Activities:
      Sale of property and equipment                   829       130       103
      Proceeds received from notes receivable            -     1,346     8,423
      Purchase of property and equipment              (928)   (2,381)   (2,519)
      Increase in notes receivable                       -    (5,500)        -
      Increase in investments and affiliates             -    (1,888)        -
      Deferred income taxes from "safe harbor" leases    -       (20)     (104)
      Deferred income taxes related to the merger and
         disposition of businesses                       -        -        342
      Other                                            345      (201)      (66)
                Cash provided (used) from
                  investing activities                 246    (8,514)    6,179
    Cash Flows from Financing Activities:
      Purchase of Preferred Stock Class A and
         Junior Subordinated Debentures                  -   (42,466)   (2,074)
      Treasury stock purchased                      (1,979)   (3,448)   (2,810)
      Payment on indebtedness                       (4,725)  (41,010)  (17,005)
      Increase in bank borrowings                        -        -      6,000
      Accounts receivable sold (Note 3)                  -    63,682        -
      Dividends paid on Class A Preferred Stock          -      (861)       -
      Treasury stock sold under Management Employees
        Stock Purchase Plan                             46       108       398
      Reduction in loan to Employee Stock
        Ownership Plan                              16,116    16,099    15,402
      Change in intercompany balances, net         (14,021)   14,050    (8,438)
                Cash provided (used) from
                  financing activities              (4,563)    6,154    (8,527)
    Net Increase (Decrease) in Cash and
      Short-term Investments                         1,072   (13,230)   12,852
    Cash and Short-term Investments at Beginning
      of the Period                                  5,822    19,052     6,200
    Cash and Short-term Investments at End
      of the Period                               $  6,894  $  5,822  $ 19,052


    The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.
    See accompanying "Notes to Condensed Financial Statements."



                            NOTES TO CONDENSED FINANCIAL STATEMENTS

          1.  Basis of Presentation

              Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes included elsewhere in this Annual Report on Form 10-K.

          2.  Long-term Debt

            At December 31, 1993 and 1992, long-term debt consisted of:

                                                       1993       1992
                                                        (In thousands)
    Junior Subordinated Debentures, net of unamortized
      discount of $5,175 and $5,491                      $86,947  $73,489
    Notes payable, due in installments through 2002,
      9.3% weighted average interest rate                  6,643    6,242
    Capitalized equipment leases                           2,952    3,164
                                                          96,542   82,895
    Less current portion                                   3,392    2,601
                                                         $93,150  $80,294

            Maturities of long-term debt as of December 31, 1993, were as follows:

                       Years Ending December 31, (In Thousands)

                 1994                                            $ 3,392
                 1995                                              2,267
                 1996                                              1,747
                 1997                                              1,106
                 1998                                                688
                 Thereafter                                       92,517

          3.Accounts Receivable

            At December 31, 1992, the Company sold $63,682,000 of its accounts receivable to Dyn Funding Corporation (DFC), a wholly owned subsidiary of the Company. DFC was established in January, 1992 to issue $100,000,000 of Contract Receivable Collateralized Notes (Notes) and to purchase eligible accounts receivable from the Company and its subsidiaries. On an ongoing basis, the cash received by DFC from collection of the receivables is used to make interest payments on the Notes, pay a servicing fee to the Company and purchase additional receivables from the Company (see
          Note 4 to Consolidated Financial Statements included elsewhere in this Form 10-K).

            The Company receives 97% of the face value of the accounts receivable sold to DFC. The 3% discount from the face value of the accounts receivable is recorded as an expense by the Company at the time of sale. In 1993 and 1992, the Company recorded as expense $16,298,000 and $17,308,000 which is reflected in "Other" in the accompanying "Statements of Operations" (in the "Consolidated Statements of Operations" of DynCorp and
          Subsidiaries this expense is offset by the gain recognized by DFC).


                               DynCorp and Subsidiaries
                  SCHEDULE VIII - Valuation and Qualifying Accounts
                For the Years Ended December 31, 1993, 1992, and 1991
                                (Dollars in Thousands)



                                                           Additions
                                        Balance at   Charged to     Charged to                    Balance at
                                        Beginning     Costs and      to Other                       End of
                Description             of Period     Expenses      Accounts(1)   Deductions(2)     Period

    Year Ended December 31, 1993
      Allowance for doubtful accounts      $3,415       $1,141         $   79        $3,166         $1,469

    Year Ended December 31, 1992
      Allowance for doubtful accounts      $2,532       $  965         $  254        $  336         $3,415

    Year Ended December 31, 1991
      Allowance for doubtful accounts      $1,336       $  953         $  333       $    90         $2,532

    (1) Includes recovery of prior year writeoffs.
    (2) Writeoff of uncollectible accounts.
