Form 10-Q
period 1994-03-31
DYNCORP
filed 1994-05-16
CIK 30770

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          (Mark One)
          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended                 March 31, 1994

                                          OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                                to


          Commission file number                            1-3879


                                       DynCorp
                (Exact name of registrant as specified in its charter)


                       Delaware                     36-2408747
           (State or other jurisdiction         (I.R.S. Employer
           of incorporation or organization)    Identification No.)


          2000 Edmund Halley Drive, Reston, VA      22091-3436
         (Address of principal executive offices)   (Zip Code)


                               (703) 264-0330
             (Registrant's telephone number, including area code)


  (Former name, former address and former fiscal year, if changed since last report)


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.     Yes   X    No

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 5,046,530 shares of common stock having a par value of $0.10 per share were outstanding at March 31, 1994.





                                       DYNCORP

                                        INDEX



          PART I.  FINANCIAL INFORMATION

               Consolidated Condensed Balance Sheets -
                   March 31, 1994 and December 31, 1993


               Consolidated Condensed Statements of Operations -
                   Three Months Ended March 31, 1994 and April 1, 1993


               Consolidated Condensed Statements of Cash Flows -
                   Three Months Ended March 31, 1994 and April 1, 1993


               Notes to Consolidated Condensed Financial Statements


               Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

          PART II.  OTHER INFORMATION

               Item 1.  Legal Proceedings

               Item 6.  Exhibits and Reports on Form 8-K

               Signatures

               Exhibit 11 - Computations of Earnings Per Common Share






                            PART I. FINANCIAL INFORMATION

                               DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                         MARCH 31, 1994 AND DECEMBER 31, 1993
                                (Dollars in Thousands)

                                       UNAUDITED

                                        ASSETS


                                                        March 31, December 31,
                                                           1994         1993
   Current Assets:
     Cash and short-term investments (including
       restricted cash of $21,029 in 1994 and
       $17,632 in 1993)                                  $ 22,684     $ 22,806
     Notes and current portion of long-term receivables       235          235
     Accounts receivable and contracts in process (net of
        allowance for doubtful accounts of $1,913 in 1994
        and $1,469 in 1993) (Note 3)                      189,180      177,470
     Inventories of purchased products and supplies,
        at lower of cost (first-in, first-out) or market    6,491        6,467
     Prepaid income taxes                                     127          127
     Other current assets                                   7,456        6,724
        Total current assets                              226,173      213,829


   Long-Term Receivables                                      267          274

   Property and Equipment (net of accumulated
   depreciation and amortization of $45,663 in 1994
   and $42,996 in 1993)                                    60,737       60,948

   Intangible Assets (net of accumulated amortization
     of $42,477 in 1994 and $43,336 in 1993)               94,009       93,890


   Other Assets                                            13,427       13,515
                                                         $394,613     $382,456



   See accompanying notes to consolidated condensed financial statements.





                          DYNCORP AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    MARCH 31, 1994 AND DECEMBER 31, 1993
                           (Dollars in Thousands)

                                  UNAUDITED

        LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY



                                                        March 31,  December 31,
                                                           1994          1993

   Current Liabilities:
     Notes payable and current portion of
        long-term debt                                   $ 22,980     $  3,837
     Accounts payable (Note 3)                             32,403       25,376
     Advances on contracts in process                       1,205        2,178
     Accrued liabilities                                  107,921      108,652
        Total current liabilities                         164,509      140,043

   Long-Term Debt                                         202,805      216,425

   Other Liabilities and Deferred Credits                  16,948       17,622
        Total liabilities                                 384,262      374,090

   Commitments, Contingencies and Litigation (Note 6)        -            -

   Redeemable Common Stock $17.50 per share redemption value,
     125,714 shares issued and outstanding                  2,200        2,200

   Stockholders' Equity:
     Capital stock, $0.10 par value:
       Preferred stock, Class C (Note 2)                    3,000        3,000
       Common stock                                           533          502
     Common stock warrants                                 15,119       15,119
     Unissued common stock under restricted stock plan     10,634       10,395
     Paid-in surplus                                       99,689       95,983
     Deficit                                             (107,014)    (105,425)
     Common stock held in treasury                         (5,917)      (5,840)
     Cummings Point Industries, Inc. note receivable       (7,893)      (7,568)
        Total stockholders' equity                          8,151        6,166
          Total Liabilities, Redeemable Common Stock
            and Stockholders' Equity                     $394,613     $382,456

   See accompanying notes to consolidated condensed financial statements.





                          DYNCORP AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (Dollars in Thousands Except Per Share Amounts)

                                  UNAUDITED

                                                      Three Months Ended

                                                     March 31,     April 1,
                                                       1994          1993

   Revenues                                           $259,537     $231,560

   Costs and expenses:
     Cost of services                                  248,722      224,835
     Selling and corporate administrative                4,196        4,895
     Interest income                                      (539)        (471)
     Interest expense                                    6,735        6,476
     Other                                               1,579        1,841
                                                       260,693      237,576

   Loss before income taxes and minority interest       (1,156)      (6,016)
      Provision for income taxes (Note 5)                  184           52

   Loss before minority interest                        (1,340)      (6,068)
      Minority Interest (a)                                249          118

   Net loss                                          $  (1,589)   $  (6,186)

   Weighted average number of common shares outstanding and dilutive common stock equivalents:

        Primary and fully diluted                    5,421,750    5,149,843

   Loss per common share - primary and fully diluted:

     Net loss for common stockholders                $   (0.36)   $   (1.26)

   (a) 1993 restated to conform to 1994 presentation.

   See accompanying notes to consolidated condensed financial statements.


                          DYNCORP AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)

                                                          Three Months Ended
                                                          March 31,  April 1,
                                                            1994        1993
  Cash Flows from Operating Activities:
    Net loss                                                $(1,589)  $(6,186)
    Adjustments to reconcile net loss from operations
      to net cash provided (used) by operating activities:
        Depreciation and amortization                         5,107     4,455
        Pay-in-kind interest on Junior Subordinated
          Debentures                                          3,685     3,159
        Restricted Stock Plan                                   292       862
        Noncash interest income                                (325)     (272)
        Other                                                  (672)     (735)
        Changes in current assets and liabilities,
          net of acquisitions:
            (Increase) decrease in current assets except
            cash, short-term investments and
            notes receivable                                (12,466)      814
            Increase (decrease) in current liabilities
            except notes payable and current portion
            of long-term debt                                 5,323    (4,776)
        Cash used by operating activities                      (645)   (2,679)

  Cash Flows from Investing Activities:
      Sale of property and equipment                             53       180
      Proceeds received from notes receivable                     7        35
      Purchase of property and equipment, net of
        capitalized leases                                      336    (1,125)
      Assets and liabilities of acquired businesses
        excluding cash acquired (Note 4)                     (1,535)   (1,851)
      Other                                                    (699)   (1,302)
          Cash used by investing activities                  (1,838)   (4,063)

  Cash Flows from Financing Activities:
      Treasury stock purchased                                 (330)     (445)
      Payment on indebtedness                                (1,218)     (918)
      Reduction in loan to Employee Stock Ownership Plan          -     4,029
      Sale of stock to Employee Stock Ownership Plan          3,750        -
      Other note payable                                          -       333
      Treasury stock sold                                       159        45
        Cash provided from financing activities               2,361     3,044

  Net Decrease in Cash and Short-term Investments              (122)   (3,698)
  Cash and Short-term Investments at Beginning of the Period 22,806    19,980
  Cash and Short-term Investments at End of the Period      $22,684   $16,282

  Supplemental Cash Flow Information:
  Cash paid for income taxes                                $    76 $     106
  Cash paid for interest                                    $ 2,759 $   2,822

  See accompanying notes to consolidated condensed financial statements.




                               DYNCORP AND SUBSIDIARIES
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                      UNAUDITED

         1. The unaudited consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments of a normal recurring nature necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

         2. At March 31, 1994, $5,718,000 of Class C Preferred Stock cumulative dividends have not been accrued or paid.

         3. At March 31, 1994, $21,029,000 of cash and short-term investments and $103,999,000 of accounts receivable are restricted as collateral for the Contract Receivable
             Collateralized Notes, Series 1992-1 and $12,313,000 of bank overdrafts has been included in accounts payable.

         4. On December 10, 1993, the Company acquired certain assets of NMI Systems, Inc. ("NMI") and at December 31, 1993 the allocation period for recording this acquisition remained open, pending resolution of certain contract issues. Interim adjustments to the purchase price were recorded in the first quarter of 1994.

         5. The Company did not recognize any federal income tax benefits on the losses incurred in the three months ended March 31, 1994 and April 1, 1993 because of the uncertainty regarding the level of future taxable income. The federal tax provision reflected in the first quarter 1994 is that of a majority owned subsidiary which is required to file a separate federal return. The 1993 tax provision relates to foreign taxes on foreign source income.

         6. The Company is involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain environmental, personal injury, tax and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company has denied, or believes it has a basis to deny, liability, and in some cases has offsetting claims against the plaintiffs or third parties. Damages currently claimed by the various plaintiffs for these items which may not be covered by insurance aggregate approximately $34,000,000 (including compensatory and possible punitive damages and penalties).

             A former subsidiary, which discontinued its business activities in 1986, has been named as one of many defendants in civil lawsuits which have been filed in various state courts against manufacturers, distributors and installers of asbestos products. (The subsidiary had discontinued the use of asbestos products prior to being acquired by the Company.) The Company has also been named as a defendant in several of these actions. At the beginning of 1992, 390 claims had been filed and during the year 1,755 additional claims were filed with 73 claims being settled. In 1993, 662 additional claims were filed and 1,204 were settled. In the first quarter of 1994, two new claims were filed with 496 claims being settled. Defense has been tendered to and accepted by the Company's insurance carriers. The former subsidiary was a nonmanufacturer that installed or distributed industrial insulation products. Accordingly, the Company strongly believes that the subsidiary has substantial defenses against alleged secondary and indirect liability. The Company has provided a reserve for the estimated uninsured legal costs to defend the suits and the estimated cost of reaching reasonable no-fault liability settlements of $18,000,000 for claims less estimated insurance coverages of $11,000,000. The amount of the reserve has been estimated based on the number of claims filed and settled to date, number of claims outstanding, current estimates of future filings, trends in costs and settlements, and the advice of the insurance carriers and counsel.

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

             A majority of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. government and as such are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. In management's opinion, there are no outstanding issues of this nature at March 31, 1994 that will have a material adverse effect on the Company's consolidated financial position or results of operations.



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of financial condition and results of operations should be read in conjunction with the 1993 Form 10-K.

         Working capital at March 31, 1994 was $61.7 million compared to $73.8 million at December 31, 1993, a decrease of $12.1 million. Decreases were attributable to a $5.3 million increase in current liabilities and the reclassification of the $18.8 million mortgage on the corporate headquarters. The mortgage matures in March 1995; however, it is the Company's intent to either refinance the obligation or consummate a sale/leaseback arrangement. Partially offsetting these decreases was a $11.7 million increase in accounts receivable. At March 31, 1994, $125.0 million of cash, short-term investments and accounts receivable is restricted as collateral for the Contract Receivable Collateralized Notes and $12.3 million of bank overdrafts has been included in accounts payable. The Company had $5 million available under a line of credit at March 31, 1994 and is in the process of securing additional lines of credit.

         Operating activities produced a negative cash flow of $.6 million for the first quarter of 1994 compared to a negative cash flow of $2.7 million for the comparable period in 1993. Excluding the effect of the changes in current assets and liabilities, operating activities produced a positive cash flow of $6.5 million in 1994 compared to $1.3 million in 1993. This increase in operating cash flow results primarily from a decrease in the net loss for the first quarter of 1994 compared to the first quarter of 1993. The 1994 net change in current assets and liabilities resulted in a use of cash of $7.1 million compared to a use of cash of $4.0 million in 1993.

         Funds of $1.8 million were used for investing activities during the first quarter of 1994. The principal uses were the payment of $1.5 million of additional consideration related to a December 1993 acquisition and $.6 million of phase-in costs which were deferred and will be amortized over the duration of the newly awarded contracts. Partially offsetting this use of cash was an excess of capital lease proceeds over capital expenditures in the first quarter.

         Financing activities provided funds of $2.4 million, principally from the sale of stock to the Employee Stock Ownership Plan, partially offset by payments on indebtedness and the purchase of treasury stock.

         At March 31, 1994, backlog (including option years on government contracts) was $2.528 billion compared to $2.772 billion at December 31, 1993.

         The Company extended the ESOP in the first quarter by contributing $3.8 million in cash which was used by the ESOP to purchase 316,189 common shares. In addition, the Company is continuing its efforts with its investment bankers to replace its high interest rate Junior Subordinated debentures through the issuance of new senior notes or an initial public offering of stock, or both.


         Results of Operations (Dollars in thousands)

                                    Three Months Ended
                                   March 31,     April 1,
                                     1994          1993       Change

         Revenues:
         Government Services (GS)   $192,589     $188,035       2.4%
         Commercial Services (CS)   $ 66,948     $ 43,525      53.8%

         Gross Margin               $ 10,815     $  6,725      60.8%
         As a percent of revenues       4.2%         2.9%

         Selling and Corporate
           Administrative Expenses  $  4,196     $  4,895    (14.3)%
           As a percent of revenues     1.6%         2.6%

         Interest Expense (net)     $  6,196     $  6,005       3.2%

         Other Expenses             $  1,579     $  1,841    (14.2)%

         Tax Provision              $    184     $     52     253.8%

         The increase in GS revenues attributable to businesses acquired in the fourth quarter of 1993 ($10.8 million) and new contract awards (approximately $14.9 million) was offset by the declines from contracts lost in recompetition and reduced level of effort on continuing contracts. CS revenues were significantly improved primarily due to above normal workload at the Phoenix and Miami maintenance facilities and an overall increase in airline activity as compared to the first quarter of 1993. Revenues in the first quarter of 1994 for the ground support and maintenance operations were $33.4 million and $33.6 million, respectively, compared to 1993 revenues of $28.8 million and $14.8 million.

         Gross margin as a percent of revenue was 4.2% in the first quarter of 1994 compared to 2.9% for the comparable period in 1993. The same factors which contributed to the growth in revenue also favorably impacted gross margin. Government Services' gross margin was additionally enhanced by the improved margin on a Department of Energy contract which was being phased in during the first quarter of 1993 and a full quarter's earnings related to an acquisition consummated in February 1993. The increased workload in the aircraft maintenance operations yielded a gross margin of 1.6% as compared to a negative margin of 3.2% for the same quarter 1993. However, the Company is continuing to pursue the possible sale or spinoff of this unit.

         Selling and corporate administrative expenses decreased in amount and as a percentage of revenue in the first quarter of 1994 as compared to 1993. The most significant reduction, $.4 million, is the result of the elimination of the Commercial Services Administrative Group. Other decreases are attributable to the consolidation of certain accounting and administrative functions within the Government Services Administrative Group and an overall, ongoing effort to manage expense growth.

         Interest income in the first quarter of 1994 was greater than the comparable period of 1993 principally due to the compounding interest at 17% on the Cummings Point Industries, Inc. note receivable.


         Interest expense for the first quarter of 1994 was $6.7 million, up slightly from $6.5 million for the first quarter 1993. Increases resulted from the compounding of interest on the 16% pay-in-kind debentures as well as interest payments on real estate mortgages assumed in conjunction with an acquisition in the fourth quarter of 1993.

         The decrease in other expenses in the first quarter of 1994 as compared to 1993 is primarily due to the collection of a receivable which had previously been written off.

         The Company did not recognize any federal income tax benefits on the losses incurred in the three months ended March 31, 1994 and April 1, 1993 because of the uncertainty regarding the level of future taxable income. The federal tax provision reflected in the first quarter 1994 is that of a majority owned subsidiary which is required to file a separate federal return. The 1993 tax provision relates to taxes on foreign source income.

         In summary, despite somewhat improved operating results, the Company continues to be highly leveraged, and its ability to meet future debt service and working capital requirements is dependent on sustained increases in earnings, increased cash flow from operations and reduction of its debt, either through refinancing, an initial public offering or a combination of the two.







                            PART II - OTHER INFORMATION



        ITEM 1.  Legal Proceedings

          This item is incorporated herein by reference to Note 6 to the Consolidated Condensed Financial Statements included elsewhere in this quarterly Report on Form 10-Q.


        ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

          Exhibit 11 - Computations of Earnings Per Common Share

        (b)  Reports on Form 8-K

          None filed during the quarter.



                                    SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DYNCORP



        Date:  May 16, 1994                T. E. Blanchard
                                           T. E. Blanchard
                                           Senior Vice President
                                           and Chief Financial Officer



        Date:  May 16, 1994                G. A. Dunn
                                           G. A. Dunn
                                           Vice President and Controller






                                                                   Exhibit 11




                                 DYNCORP AND SUBSIDIARIES
                        COMPUTATIONS OF EARNINGS PER COMMON SHARE
                     (Dollars in Thousands Except Per Share Amounts)




                                                       Three Months Ended
                                                      March 31,    April 1,
                                                        1994         1993

                 PRIMARY AND FULLY DILUTED

            Earnings:
              Net loss                              $    (1,589)  $  (6,186)
              Preferred stock Class C dividends
                  not accrued or paid                       375         314
              Net loss for common stockholder       $    (1,964)  $  (6,500)

            Shares:
              Weighted average common shares
                  outstanding                         5,421,750   5,149,843

            Net loss for common stockholders       $      (0.36) $    (1.26)