Form 10-Q
period 1994-06-30
DYNCORP
filed 1994-08-11
CIK 30770

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          (Mark One)
          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended                      June 30, 1994

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
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification No.)


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

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,378,392 shares of common stock having a par value of $0.10 per share were outstanding at June 30, 1994.




                                       DYNCORP

                                        INDEX



          PART I.  FINANCIAL INFORMATION
               Consolidated Condensed Balance Sheets -
                   June 30, 1994 and December 31, 1993

               Consolidated Condensed Statements of Operations -
                   Three and Six Months Ended June 30, 1994 and July 1, 1993

               Consolidated Condensed Statements of Cash Flows -
                   Six Months Ended June 30, 1994 and July 1, 1993

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

          PART II.  OTHER INFORMATION
               Item 1.  Legal Proceedings

               Item 6.  Exhibits and Reports on Form 8-K

               Signatures

               Exhibit 11 - Computations of Earnings Per Common Share






                            PART I. FINANCIAL INFORMATION

                               DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                          JUNE 30, 1994 AND DECEMBER 31, 1993
                                (Dollars in Thousands)

                                       UNAUDITED

                                        ASSETS


                                                      June 30,   December 31,
                                                         1994       1993
  Current Assets:
    Cash and short-term investments (including
      restricted cash of $18,718 in 1994 and
      $17,632 in 1993)                                   $ 24,405     $ 22,806
    Notes and current portion of long-term receivables        747          235
    Accounts receivable and contracts in process (net of
       allowance for doubtful accounts of $2,253 in 1994
       and $1,469 in 1993) (Note 3)                       169,482      177,470
    Inventories of purchased products and supplies,
       at lower of cost (first-in, first-out) or market     7,511        6,467
    Prepaid income taxes                                      127          127
    Other current assets                                    8,115        6,724
       Total current assets                               210,387      213,829


  Long-Term Receivables                                       370          274

  Property and Equipment (net of accumulated depreciation
    and amortization of $41,788 in 1994 and $42,996 in
    1993)                                                  60,636       60,948

  Intangible Assets (net of accumulated amortization
    of $43,846 in 1994 and $43,336 in 1993) (Note 4)       96,794       93,890

  Other Assets                                             12,898       13,515
                                                         $381,085     $382,456



  See accompanying notes to consolidated condensed financial statements.





                         DYNCORP AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                    JUNE 30, 1994 AND DECEMBER 31, 1993
                          (Dollars in Thousands)

                                 UNAUDITED

       LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY




                                                       June 30,   December 31,
                                                          1994         1993
  Current Liabilities:
    Notes payable and current portion of
       long-term debt                                    $ 22,379     $  3,837
    Accounts payable                                       14,030       25,376
    Advances on contracts in process                        1,979        2,178
    Accrued liabilities                                   107,668      108,652
       Total current liabilities                          146,056      140,043

  Long-Term Debt                                          205,743      216,425

  Other Liabilities and Deferred Credits                   16,194       17,622
       Total liabilities                                  367,993      374,090

  Commitments, Contingencies and Litigation (Note 9)          -            -

  Redeemable Common Stock, $17.50 per share redemption
    value, 125,714 shares issued and outstanding            2,200        2,200

  Stockholders' Equity:
    Capital stock, $0.10 par value:
      Preferred stock, Class C (Note 2)                     3,000        3,000
      Common stock                                            774          502
    Common stock warrants (Note 5)                         11,829       15,119
    Unissued common stock under restricted stock plan       9,882       10,395
    Paid-in surplus (Notes 5 and 6)                       117,621       95,983
    Deficit                                              (107,944)    (105,425)
    Common stock held in treasury                          (7,145)      (5,840)
    Unearned ESOP shares (Note 6)                          (8,900)           -
    Cummings Point Industries, Inc. note receivable        (8,225)      (7,568)
       Total stockholders' equity                          10,892        6,166
         Total Liabilities, Redeemable Common Stock
           and Stockholders' Equity                      $381,085     $382,456

  See accompanying notes to consolidated condensed financial statements.





                               DYNCORP AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Dollars in Thousands Except Per Share Amounts)

                                       UNAUDITED

                                      Three Months Ended   Six Months Ended
                                        June 30, July 1,    June 30, July 1,
                                          1994     1993       1994    1993

  Revenues                               $248,551 $235,567   $508,089 $467,127

  Costs and expenses:
    Cost of services (Note 8)             236,794  226,059    485,515  450,893
    Selling and corporate administrative    4,348    4,604      8,545    9,499
    Interest income                          (574)    (843)    (1,113)  (1,314)
    Interest expense                        6,722    6,296     13,458   12,772
    Other                                   1,520    1,998      3,099    3,840
                                          248,810  238,114    509,504  475,690

  Loss before income taxes and
    minority interest                        (259)  (2,547)    (1,415)  (8,563)
      Provision for income taxes (Note 7)     360       46        544       98

  Loss before minority interest              (619)  (2,593)    (1,959)  (8,661)
     Minority Interest (a)                    311      386        560      504

  Net loss                             $     (930) $(2,979)  $ (2,519) $(9,165)

  Weighted average number of common shares outstanding and dilutive common stock equivalents:

       Primary and fully diluted       6,251,341 5,128,901  5,862,005 5,140,454

  Loss per common share - primary
    and fully diluted:

    Net loss for common stockholders   $   (0.21) $  (0.65)  $  (0.56) $ (1.91)

  (a) 1993 restated to conform to 1994 presentation.

  See accompanying notes to consolidated condensed financial statements.


                               DYNCORP AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)

                                      UNAUDITED
                                                           Six Months Ended
                                                           June 30,   July 1,
                                                             1994       1993
  Cash Flows from Operating Activities:
     Net loss                                               $ (2,519) $ (9,165)
     Adjustments to reconcile net loss from operations
       to net cash provided (used) by operating activities:
       Depreciation and amortization                           9,244     9,574
       Pay-in-kind interest on Junior Subordinated Debentures  7,370     6,318
       Restricted Stock Plan                                   1,010     1,711
       Noncash interest income                                  (657)     (556)
       Other                                                  (1,129)   (1,699)
       Changes in current assets and liabilities,
         net of acquisitions:
           Decrease in current assets except cash,
             short-term investments and notes receivable       6,611     9,527
           Decrease in current liabilities except notes
             payable and current portion of long-term debt   (11,918)   (3,080)
             Cash provided by operating activities             8,012    12,630

  Cash Flows from Investing Activities:
     Sale of property and equipment                              142       255
     Proceeds received from notes receivable                      38        42
     Purchase of property and equipment,
       net of capitalized leases                              (2,094)   (3,139)
     Assets and liabilities of acquired businesses
       excluding cash acquired (Note 4)                       (7,812)   (1,851)
     Other                                                      (891)     (961)
           Cash used by investing activities                 (10,617)   (5,654)

  Cash Flows from Financing Activities:
     Treasury stock purchased                                 (1,541)     (564)
     Payment on indebtedness                                  (2,658)   (1,473)
     Reduction in loan to Employee Stock Ownership Plan            -     8,059
     Sale of stock to Employee Stock Ownership Plan            8,200         -
     Other note payable                                            -       300
     Treasury stock sold                                         159        46
     Other                                                        44         -
           Cash provided from financing activities             4,204     6,368

  Net Increase in Cash and Short-term Investments              1,599    13,344
  Cash and Short-term Investments at Beginning of the Period  22,806    19,980
  Cash and Short-term Investments at End of the Period      $ 24,405   $33,324


  Supplemental Cash Flow Information:
    Cash paid for income taxes                              $    356   $   165
    Cash paid for interest                                  $  5,604   $ 6,637

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

         2. At June 30, 1994, $6,110,000 of Class C Preferred Stock cumulative dividends have not been accrued or paid.

         3. At June 30, 1994, $18,718,000 of cash and short-term investments and $107,621,000 of accounts receivable are restricted as collateral for the Contract Receivable
             Collateralized Notes, Series 1992-1.

         4. On December 10, 1993, the Company acquired certain assets of NMI Systems, Inc. ("NMI") and at December 31, 1993 the allocation period for recording this acquisition remained open, pending resolution of certain contract issues. Interim adjustments to the purchase price were recorded in the first six months of 1994.
             During the second quarter, the Company paid an aggregate $5.3 million for a 25% interest in each of Composite Technology, Inc. (CTI) and Gateway Passenger Services, L.P. and further increased its holdings in Business Mail Express, Inc. (BME) from 40% to 50.1%. The investment in BME is being accounted for using the equity method due to uncertainties regarding the Company's ability to maintain control. Goodwill of $5,689,000 was recorded and will be amortized over periods up to 40 years.

         5. The Company issued warrants to the Class C Preferred stockholders and to certain common stockholders to purchase a maximum of 5,891,587 shares of common stock. Each warrant is exercisable to obtain one share of common stock. The stockholder may exercise the warrant and pay an exercise price of $.25 or may sell shares back to the Company in lieu of the cash payment. During the first half of 1994, warrants representing 1,330,602 shares of common stock valued at $11.86 per share were exercised. Rights under the warrants lapse no later than September 9, 1998.

         6. The Company extended the ESOP in the first half of 1994 by contributing $8,200,000 in cash which was used by the ESOP to purchase 648,279 common shares; 316,189 shares at $11.86 and 332,090 shares at $13.40 per share. ESOP expense was $3,874,000 and $8,200,000 for the second quarter and first half respectively. Additionally, the ESOP has issued a promissory note to the Company in the amount of $8,900,000 and the Company has issued 664,180 shares of common stock, representing the third and fourth quarters' contribution at $13.40 per share.
             As payments are made on the note, the shares will be allocated to the participating employees' accounts. The Company adopted SOP 93-6, "Accounting for Employee Stock Ownership Plans," and does not anticipate it will have a material effect on the financial statements.

         7. The Company did not recognize any federal income tax benefits on the losses incurred in the three and six months ended June 30, 1994 and July 1, 1993 because of the uncertainty regarding the level of future taxable income. The federal tax provision reflected in 1994 is that of a majority owned subsidiary which is required to file a separate federal return. The 1993 tax provision relates to foreign taxes on foreign source income.

         8. During 1994 the Company revised its estimate of the useful lives of certain of the Commercial Services' machinery and equipment to conform to its actual experience with fixed asset lives. It was determined the useful lives of these assets ranges from three to ten years as compared to the two to seven year lives previously utilized. The effect of this change in the first half of 1994 was to reduce depreciation expense and net loss by approximately $781,000 or $.13 per share.

         9. The Company is involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain environmental, personal injury, tax and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company has denied, or believes it has a basis to deny, liability, and in some cases has offsetting claims against the plaintiffs or third parties. Damages currently claimed by the various plaintiffs for these items which may not be covered by insurance aggregate approximately $36,000,000 (including compensatory and possible punitive damages and penalties).

             A former subsidiary, which discontinued its business activities in 1986, has been named as one of many defendants in civil lawsuits which have been filed in various state courts against manufacturers, distributors and installers of asbestos products. (The subsidiary had discontinued the use of asbestos products prior to being acquired by the Company.) The Company has also been named as a defendant in several of these actions. At the beginning of 1992, 395 claims had been filed and during the year 1,761 additional claims were filed with 73 claims being settled. In 1993, 657 additional claims were filed and 1,205 were settled. In the first six months of 1994, 601 new claims were filed with seven claims being settled. Defense has been tendered to and accepted by the Company's insurance carriers. The former subsidiary was a nonmanufacturer that installed or distributed industrial insulation products. Accordingly, the Company strongly believes that the subsidiary has substantial defenses against alleged secondary and indirect liability. The Company has provided a reserve for the estimated uninsured legal costs to defend the suits and the estimated cost of reaching reasonable no-fault liability settlements of $18,000,000 less estimated insurance coverages of $11,000,000. The amount of the reserve has been estimated based on the number of claims filed and settled to date, number of claims outstanding, current estimates of future filings, trends in costs and settlements, and the advice of the insurance carriers and counsel.

             A wholly-owned subsidiary acquired in 1991 is the subject of an investigation by federal investigators who are reviewing the appropriateness of pricing proposals submitted by the subsidiary to a government agency prime contractor for software development services. The Company and subsidiary are cooperating with the investigators.

             The Company is a party to other civil lawsuits which have arisen in the normal course of business for which potential liability, including costs of defense, are covered by insurance policies.

             The Company has also been notified of certain proposed tax adjustments by the IRS relative to the deduction taken by the Company for expenses incurred in the 1988 merger and a tentative settlement is under review by Internal Revenue Service.

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

             A majority of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. government and as such are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. In management's opinion, there are no outstanding issues of this nature at June 30, 1994 that will have a material adverse effect on the Company's consolidated financial position or results of operations.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of financial condition and results of operations should be read in conjunction with the 1993 Form 10-K.

         Working capital at June 30, 1994 was $64.3 million compared to $73.8 million at December 31, 1993, a decrease of $9.5 million. The decrease was primarily attributable to a $8.0 million decrease in accounts receivable and the reclassification from long-term to current of the $18.6 million mortgage on the corporate headquarters which was partially offset by a $12.5 million reduction in current liabilities. (The mortgage matures in March 1995; however, it is the Company's intent to either refinance the obligation or consummate a sale/leaseback arrangement.) At June 30, 1994, $126.3 million of cash, short-term investments and accounts receivable is restricted as collateral for the Contract Receivable Collateralized Notes. The Company had $5 million available under a line of credit at June 30, 1994. The Company is pursuing an extension to this line of credit which expires August 1, 1994.

         Operating activities produced a positive cash flow of $8.0 million for the first half of 1994 compared to $12.6 million for the comparable period in 1993. Excluding the effect of the changes in current assets and liabilities, operating activities produced a positive cash flow of $13.3 million in 1994 compared to $6.2 million in 1993. This increase in operating cash flow results primarily from a decrease in the net loss for the first half of 1994 compared to the first half of 1993. The 1994 net change in current assets and liabilities resulted in a use of cash of $5.3 million compared to $6.4 million of cash provided in 1993.

         Funds of $10.6 million were used for investing activities during the first half of 1994. The principal use was the payment of additional consideration related to a December 1993 acquisition and investments in various companies or partnerships (see Note 4 to Notes to Consolidated Condensed Financial Statements). Additionally, $2.1 million was expended for property and equipment and $.6 million of contract phase-in costs were deferred and will be amortized over the duration of the newly awarded contracts.

         Financing activities provided funds of $4.2 million, principally from the sale of stock to the Employee Stock Ownership Plan, partially offset by payments on indebtedness and the purchase of treasury stock.

         At June 30, 1994, backlog (including option years on government contracts) was $2.312 billion compared to $2.772 billion at December 31, 1993.

         Continuing its Value Improvement Program initiated in 1992, the Company announced its intent to restructure its government services operations in order to better serve the customer, enhance operational efficiencies and address the declining business base of certain of the existing operating units. Development of a detailed plan and implementation of the new organization will be carried out over the latter part of 1994; the restructuring is expected to be fully in place by year end. Additionally, the relocation to the new Miami wide body aircraft maintenance facility provided increased workload over 1993, but has proven inadequate to support the facility on a profitable basis and management is currently evaluating its option to extend the lease on this facility which expires December 31, 1994. At this time, the Company is unable to determine if the balance of the reserve established in 1992 will be sufficient to cover the costs of closing the Miami facility (if Management so decides) and costs incurred to implement the restructuring plan.

         The Company is continuing its efforts with its investment bankers to replace its high interest rate Junior Subordinated debentures through the issuance of new senior notes or an initial public offering of stock, or both.

         Results of Operations (Dollars in thousands)
                                     Three Months Ended        Six Months Ended
                                   June 30, July 1,          June 30, July 1,
                                     1994    1993   Change     1994    1993   Change
         Revenues:
         Government Services (GS)  $198,572 $195,519  1.6%  $391,161 $383,554   2.0%
         Commercial Services (CS)    49,979   40,048 24.8%   116,928   83,573  39.9%

         Gross Margin                11,757    9,508 23.7%    22,574   16,234  39.1%
         As a percent of revenues      4.7%     4.0%            4.4%     3.5%

         Selling and Corporate
           Administrative Expenses     4,348   4,604 (5.6)%    8,545    9,499 (10.0)%
           As a percent of revenues     1.7%    2.0%            1.7%     2.0%

         Interest Expense (net)        6,148   5,453 12.7%    12,345   11,458   7.7%

         Other Expenses                1,520   1,998(23.9)%    3,099    3,840 (19.3)%

         Tax Provision                   360      46 782.6%      544       98 555.1%

         Revenues for the second quarter and first half of 1994 were $248.6 million and $508.1 million; $13.0 million and $41.0 million greater than comparable periods in 1993. The increase in Government Services' revenues attributable to businesses acquired in the fourth quarter of 1993 ($10.8 and $21.7 for the second quarter and first half respectively) and new contract awards (approximately $11.1 and $23.4 for the second quarter and first half respectively) was substantially offset by declines from contracts lost in recompetition and reduced level of effort on continuing contracts. Commercial Services revenues were significantly improved, primarily due to increased workload at the Phoenix and Miami maintenance facilities as compared to the same periods in 1993. Revenues for the second quarter and first half for the maintenance operations were $19.4 million and $53.0 million as compared to 1993 revenues of $11.4 million and $26.1 million. The ground support services operations reported revenues of $30.6 million and $63.9 million for the second quarter and first half, up $1.9 million and $6.5 million over comparable periods in 1993.

         Government Services' gross margin for the second quarter was virtually unchanged from that of 1993. Increased margins attributable to acquisitions consummated late in 1993 and new contract awards were offset by increased costs incurred to phase in newly awarded contracts, lost contracts, reduced level of effort on existing contracts and increased costs incurred in support of proposal efforts. For the first half, Government Services' gross margin was up 12.6% over 1993, with increases from acquisitions and improved margins on contracts awarded and or phased in during 1993 outpacing decreases from contract losses and reduced level of effort. Commercial Services' gross margin was significantly improved due to increased workload at the Phoenix and Miami facilities and to a lesser degree by improved ground services and fueling operations. Both groups were positively impacted by a management decision to change the depreciable lives of certain categories of fixed assets, the effect of which was recorded in the second half, retroactive to January 1, 1994. (See
         Note 8 to the Consolidated Condensed Financial Statements.) The aircraft maintenance operations yielded a negative gross margin of 2.3% for the second quarter and .16% for the first half compared to negative margins of 21.7% and 11.3% for comparable periods in 1993. Despite the improved performance over 1993, the Company is continuing to pursue the possible sale or spinoff of all or a portion of the aircraft maintenance unit.

         Selling and corporate and administrative expense as a percent of revenue was 1.7% for both the 1994 second quarter and first half compared to 2.0% for the same periods in 1993. The elimination of the Commercial Services Administrative group yielded reductions of $.3 million and $.7 million for the second quarter and first half respectively.

         Interest income for both periods of 1994 was greater than comparable periods of 1993 principally due to the compounding of interest at 17% on the Cummings Point Industries, Inc. note receivable.

         Interest expense was $6.7 million and $13.4 million for the 1994 second quarter and first half respectively, up slightly from $6.3 million and $12.8 million from comparable periods in 1993. Increases resulted from the compounding of interest on the 16% pay-in-kind debentures as well as interest payments on real estate mortgages assumed in conjunction with an acquisition in the fourth quarter of 1993.

         Other expense consists of the following major items (in thousands):

                                          Three Months Ended  Six Months Ended
                                           June 30,   July 1,  June 30, July 1,
                                              1994     1993     1994     1993
         Amortization of costs in
           excess of net assets acquired     $  841    $  774   $1,655  $1,548
         Provision for nonrecovery of
           receivables                          265        67      588     334
         ESOP repurchase premium                302       420      620     745
         Costs, contract losses and
           write-offs associated with
           acquired businesses                    -     1,485       -    1,485
         Other                                   112     (748)     236    (272)
                                              $1,520   $1,998   $3,099  $3,840

         The decrease in the 1994 second quarter and first half Other expense is primarily due to write-offs recorded in 1993 related to events which occurred prior to the acquisition of two businesses. This decrease is offset by increases in both the second quarter and first half of the provision for nonrecovery of receivables and also by a smaller gain in the second quarter and a loss year-to-date on the sale or retirement of fixed assets.

         In summary, despite somewhat improved operating results, the Company continues to be highly leveraged, and its ability to meet future debt service and working capital requirements is dependent on sustained increases in earnings, increased cash flow from operations, and reduction of its debt, either through refinancing, an initial public offering, or a combination of the two.




                            PART II - OTHER INFORMATION



        ITEM 1.  Legal Proceedings

          This item is incorporated herein by reference to Note 9 to the Consolidated Condensed Financial Statements included elsewhere in this quarterly Report on Form 10-Q.


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

                                           DYNCORP



        Date:  August 11, 1994             T. E. Blanchard
                                           T. E. Blanchard
                                           Senior Vice President
                                           and Chief Financial Officer



        Date:  August 11, 1994             G. A. Dunn
                                           G. A. Dunn
                                           Vice President and Controller








                              DYNCORP AND SUBSIDIARIES
                     COMPUTATIONS OF EARNINGS PER COMMON SHARE
                  (Dollars in Thousands Except Per Share Amounts)



                                         Three Months Ended  Six Months Ended
                                           June 30,  July 1,  June 30,  July 1,
                                             1994     1993      1994     1993
       PRIMARY AND FULLY DILUTED

  Earnings:
    Net loss                              $  (930) $(2,979)  $(2,519) $(9,165)
    Preferred stock Class C dividends not
        accrued or paid                       392      329       768      644
    Net loss for common stockholder       $(1,322) $(3,308)  $(3,287) $(9,809)

  Shares:
    Weighted average common shares
        outstanding                     6,251,341 5,128,901 5,862,005 5,140,454

  Net loss for common stockholders       $  (0.21) $  (0.65) $  (0.56) $ (1.91)