Form 10-Q
period 1994-09-30
DYNCORP
filed 1994-11-14
CIK 30770

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          (Mark One)
          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended     September 29, 1994

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

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,341,782 shares of common stock having a par value of $0.10 per share were outstanding at September 29, 1994.








                                       DYNCORP

                                        INDEX



          PART I.  FINANCIAL INFORMATION
               Consolidated Condensed Balance Sheets -
                   September 29, 1994 and December 31, 1993

               Consolidated Condensed Statements of Operations -
                   Three and Nine Months Ended September 29, 1994
                   and September 30, 1993

               Consolidated Condensed Statements of Cash Flows -
                   Nine Months Ended September 29, 1994 and September 30, 1993

               Notes to Consolidated Condensed Financial Statements

               Management's Discussion and Analysis of Financial Condition
                   and Results of Operations


          PART II.  OTHER INFORMATION

               Item 1.  Legal Proceedings

               Item 4.  Results of Votes of Security Holders

               Item 6.  Exhibits and Reports on Form 8-K

               Signatures

               Exhibit 11 - Computations of Earnings Per Common Share






                            PART I. FINANCIAL INFORMATION

                               DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                       SEPTEMBER 29, 1994 AND DECEMBER 31, 1993
                                (Dollars in Thousands)

                                       UNAUDITED

                                        ASSETS


                                                    September 29,  December 31,
                                                         1994         1993
  Current Assets:
    Cash and short-term investments (including
      restricted cash of $21,301 in 1994 and
      $17,632 in 1993)                                 $ 24,459     $ 22,806
    Notes and current portion of long-term receivables    1,236          235
    Accounts receivable and contracts in process (net
       of allowance for doubtful accounts of $2,620
       in 1994 and $1,469 in 1993) (Note 3)             172,429      177,470
    Inventories of purchased products and supplies,
       at lower of cost (first-in, first-out)
       or market                                          7,308        6,467
    Prepaid income taxes                                    127          127
    Other current assets                                  7,837        6,724
       Total current assets                             213,396      213,829


  Long-Term Receivables                                     849          274

  Property and Equipment (net of accumulated
    depreciation and amortization of $42,857
    in 1994 and $42,996 in 1993)                         59,486       60,948

  Intangible Assets (net of accumulated amortization
    of $45,239 in 1994 and $43,336 in 1993) (Note 4)     95,401       93,890

  Other Assets                                           12,011       13,515
                                                       $381,143     $382,456



  See accompanying notes to consolidated condensed financial statements.





                               DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                       SEPTEMBER 29, 1994 AND DECEMBER 31, 1993
                                (Dollars in Thousands)

                                       UNAUDITED

             LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY


                                                   September 29,  December 31,
                                                        1994          1993

  Current Liabilities:
    Notes payable and current portion of
       long-term debt                                  $ 22,082     $  3,837
    Accounts payable                                     18,430       25,376
    Advances on contracts in process                      1,899        2,178
    Accrued liabilities                                 101,273      108,652
       Total current liabilities                        143,684      140,043

  Long-Term Debt                                        209,239      216,425

  Other Liabilities and Deferred Credits                 16,283       17,622
       Total liabilities                                369,206      374,090

  Commitments, Contingencies and Litigation (Note 10)      -            -

  Redeemable Common Stock, $17.50 per share redemption
    value, 125,714 shares issued and outstanding          2,200        2,200

  Stockholders' Equity:
    Capital stock, $0.10 par value:
      Preferred stock, Class C (Note 2)                   3,000        3,000
      Common stock                                          778          502
    Common stock warrants (Note 6)                       11,752       15,119
    Unissued common stock under restricted stock plan    10,076       10,395
    Paid-in surplus (Notes 6 and 7)                     117,728       95,983
    Deficit                                            (112,190)    (105,425)
    Common stock held in treasury                        (8,389)      (5,840)
    Unearned ESOP shares (Note 7)                        (4,450)           -
    Cummings Point Industries, Inc. note receivable      (8,568)      (7,568)
       Total stockholders' equity                         9,737        6,166
         Total Liabilities, Redeemable Common Stock
           and Stockholders' Equity                    $381,143     $382,456

  See accompanying notes to consolidated condensed financial statements.





                               DYNCORP AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Dollars in Thousands Except Per Share Amounts)

                                       UNAUDITED

                                         Three Months Ended  Nine Months Ended
                                          Sept. 29,Sept. 30, Sept. 29,Sept. 30,
                                            1994    1993(a)    1994    1993

  Revenues                               $244,928 $239,013   $753,017 $706,140

  Costs and expenses:
    Cost of services (Note 9)             236,036  230,795    721,552  681,688
    Selling and corporate administrative    4,148    3,998     12,692   13,497
    Interest income                          (674)    (795)    (1,787)  (2,109)
    Interest expense                        6,946    6,372     20,403   19,144
    Other (Note 5)                          2,158    1,596      5,258    5,436
                                          248,614  241,966    758,118  717,656

  Loss before income taxes and
    minority interest                      (3,686)  (2,953)    (5,101) (11,516)
     Provision for income taxes (Note 8)      333      788        877      886

  Loss before minority interest            (4,019)  (3,741)    (5,978) (12,402)
     Minority Interest (a)                    226      113        787      617

  Net loss                             $   (4,245)$ (3,854)  $ (6,765)$(13,019)

  Weighted average number of common shares outstanding and dilutive common stock equivalents:

       Primary and fully diluted        7,888,081 5,101,139 6,467,892 5,126,270

  Loss per common share - primary
    and fully diluted:
    Net loss for common stockholders    $ (0.59)  $  (0.82)  $ (1.23) $ (2.73)

  (a) 1993 restated to conform to 1994 presentation.

  See accompanying notes to consolidated condensed financial statements.


                               DYNCORP AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)

                                      UNAUDITED
                                                           Nine Months Ended
                                                          Sept. 29,  Sept. 30,
                                                             1994       1993
  Cash Flows from Operating Activities:
     Net loss                                             $ (6,765)  $(13,019)
     Adjustments to reconcile net loss from operations
       to net cash provided (used) by operating activities:
       Depreciation and amortization                        13,525     14,215
       Pay-in-kind interest on Junior Subordinated
         Debentures                                         11,349      9,730
       Restricted Stock Plan                                 1,228      2,031
       Noncash interest income                              (1,000)      (849)
       Other                                                (1,447)    (1,575)
       Changes in current assets and liabilities,
         net of acquisitions:
           Decrease in current assets except cash,
             short-term investments and notes receivable     4,145      9,090
           Decrease in current liabilities except notes
             payable and current portion of long-term debt (13,791)    (7,528)
             Cash provided by operating activities           7,244     12,095

  Cash Flows from Investing Activities:
     Sale of property and equipment                          1,428        454
     Proceeds received from notes receivable                    87        102
     Purchase of property and equipment, net of
       capitalized leases                                   (4,196)    (3,916)
     Assets and liabilities of acquired businesses
       excluding cash acquired (Notes 4 and 5)              (7,812)    (1,851)
     Other                                                  (1,456)    (1,040)
           Cash used by investing activities               (11,949)    (6,251)

  Cash Flows from Financing Activities:
     Treasury stock purchased                               (2,780)    (1,563)
     Payment on indebtedness                                (3,668)    (3,232)
     Reduction in loans to Employee Stock Ownership
       Plan (Note 7)                                         4,450     12,090
     Sale of stock to Employee Stock Ownership Plan (Note 7) 8,200       -
     Other note payable                                        -          100
     Treasury stock sold                                       159         46
     Other                                                      (3)       -
           Cash provided from financing activities           6,358      7,441

  Net Increase in Cash and Short-term Investments            1,653     13,285
  Cash and Short-term Investments at Beginning of
    the Period                                              22,806     19,980
  Cash and Short-term Investments at End of the Period    $ 24,459    $33,265


  Supplemental Cash Flow Information:
    Cash paid for income taxes                            $    439    $   238
    Cash paid for interest                                $ 10,662    $ 9,164
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

         2. At September 29, 1994, $6,520,000 of Class C Preferred Stock cumulative dividends have not been accrued or paid.

         3. At September 29, 1994, $21,301,000 of cash and short-term investments and $104,237,000 of accounts receivable are restricted as collateral for the Contract Receivable
             Collateralized Notes, Series 1992-1.

         4. On December 10, 1993, the Company acquired certain assets of NMI Systems, Inc. ("NMI") and at December 31, 1993 the allocation period for recording this acquisition remained open, pending resolution of certain contract issues. Interim adjustments to the purchase price were recorded during the first nine months of 1994. Additionally, the Company paid an aggregate $4.0 million for a 25% interest in each of Composite Technology, Inc. (CTI) and Gateway Passenger Services, L.P. Goodwill of $3,107,000 was recorded and will be amortized over periods up to 40 years.

         5. In June, 1994, the Company paid $1.3 million to increase its holdings in Business Mail Express (BME) from 40% to 50.1%. Goodwill of $2,582,000 was recorded and will be amortized over a period not to exceed 40 years. The investment has been accounted for under the equity method and in the third quarter $334,000 has been charged to other expense. Provisions in BME's stockholders' agreement limit the Company's participation on BME's board of directors upon the occurrence of certain trigger events and in substance transfers control to the other shareholders of BME. Due to these uncertainties regarding the Company's ability to maintain control, the majority owned subsidiary has not been consolidated.

         6. The Company issued warrants to the Class C Preferred stockholders and to certain common stockholders to purchase a maximum of 5,891,587 shares of common stock. Each warrant is exercisable to obtain one share of common stock. The stockholder may exercise the warrant and pay in cash the exercise price of $.25 for one share of common stock or may sell back to the Company a sufficient number of the exercised shares to equal the value of the warrants to be exercised. (The shares sold back to the Company were valued at $11.86 per share.) For the nine months ended September 29, 1994, 1,361,842 warrants were exercised. Rights under the warrants lapse no later than September 9, 1998.

         7. The Company extended the ESOP for the nine months of 1994 by contributing $12,726,000 in cash which was used by the ESOP to purchase common shares, make payment on the promissory note issued to the Company in the second quarter and to pay other administrative expenses of the ESOP. During 1994, the ESOP purchased 980,369 common shares; 316,189 shares at $11.86 and 664,180 shares at $13.40 per share. ESOP expense was $4,151,000 and $12,323,000 for the third quarter and nine months, respectively. Additionally, a balance of $4,450,000 remains on the promissory note issued to the Company by the ESOP, representing the fourth quarter's contribution at $13.40 per share. As the note is paid, the shares will be allocated to the participating employees' accounts. The Company adopted SOP 93-6, "Accounting for Employee Stock Ownership Plans," and does not anticipate it will have a material effect on the comparability of the financial statements.

         8. The Company did not recognize any federal income tax benefits on the losses incurred in the three and nine months ended September 29, 1994 and September 30, 1993 because of the uncertainty regarding the level of future taxable income. The federal tax provision reflected in 1993 and 1994 is that of a majority owned subsidiary which is required to file a separate federal return. Additionally, the 1993 provision includes $51,000 and $150,000 for the three and nine months ended September 30, related to foreign taxes on foreign source income.

         9. During 1994 the Company revised its estimate of the useful lives of certain of the Commercial Services' machinery and equipment to conform to its actual experience with fixed asset lives. It was determined the useful lives of these assets ranges from three to ten years as compared to the two to seven year lives previously utilized. The effect of this change was to reduce depreciation expense and net loss by approximately $402,000 and $1,183,000 for the third quarter and nine months of 1994 or $.05 and $.18 per share respectively.

         10. The Company is involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain environmental, personal injury, tax and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company has denied, or believes it has a basis to deny, liability, and in some cases has offsetting claims against the plaintiffs or third parties. Damages currently claimed by the various plaintiffs for these items which may not be covered by insurance aggregate approximately $29,000,000 (including compensatory and possible punitive damages and penalties).

             Also, a former subsidiary, which discontinued its business activities in 1986, has been named as one of many defendants in civil lawsuits which have been filed in various state courts against manufacturers, distributors and installers of asbestos products. (The subsidiary had discontinued the use of asbestos products prior to being acquired by the Company.) The Company has also been named as a defendant in several of these actions. At the beginning of 1992, 395 claims had been filed and during the year 1,785 additional claims were filed with 73 claims being settled. In 1993, 709 additional claims were filed and 1,275 were settled. In the first nine months of 1994, 822 new claims were filed with 170 claims being settled. Defense has been tendered to and accepted by the Company's insurance carriers. The former subsidiary was a nonmanufacturer that installed or distributed industrial insulation products. Accordingly, the Company strongly believes that the subsidiary has substantial defenses against alleged secondary and indirect liability. The Company has provided a net reserve for the estimated uninsured legal costs to defend the suits and the estimated cost of reaching reasonable no-fault liability settlements of $7,000,000. The amount of the reserve has been estimated based on the number of claims filed and settled to date, number of claims outstanding, current estimates of future filings, trends in costs and settlements, current insurance policy interpretations and advice of counsel.

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

             A majority of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. government and as such are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. In management's opinion, there are no outstanding issues of this nature at September 29, 1994 that will have a material adverse effect on the Company's consolidated financial position or results of operations.

         11. Subsequent Event - On October 31, 1994, the Company acquired all of the outstanding stock of Cincinnati Bell Information Systems Federal Inc. (CBIS). CBIS, headquartered in Fairfax, Virginia provides a full range of information systems services, primarily to non-DOD agencies of the federal government. The purchase price has yet to be determined pending audit of the closing balance sheet. The acquisition will be accounted for as a purchase. Annual revenue is expected to be in the $50-60 million range.



         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of financial condition and results of operations should be read in conjunction with the 1993 Form 10-K.

         Working capital at September 29, 1994 was $69.7 million compared to $73.8 million at December 31, 1993, a decrease of $4.1 million. The decrease was primarily attributable to the reclassification from long-term to current of the $18.4 million mortgage on the corporate headquarters which was offset by a $14.6 million reduction in other current liabilities. (The mortgage matures in March 1995; however, it is the Company's intent to either refinance the obligation or consummate a sale/lease back arrangement.)
         At September 29, 1994, $125.5 million of cash, short-term investments and accounts receivable is restricted as collateral for the Contract Receivable Collateralized Notes. The Company's
         $5 million line of credit expired September 1, 1994.

         Operating activities produced a positive cash flow of $7.2 million for the nine months of 1994 compared to $12.1 million for the comparable period in 1993. Excluding the effect of the changes in current assets and liabilities, operating activities produced a positive cash flow of $16.9 million in 1994 compared to $10.5 million in 1993. This increase in operating cash flow results primarily from a decrease in the net loss for the nine months of 1994 compared to 1993. The 1994 net change in current assets and liabilities resulted in a use of cash of $9.6 million compared to $1.6 million of cash provided in 1993. This was attributable to various factors, the largest of which related to the Commercial Aviation maintenance activities and payment of acquisition related liabilities.

         Funds of $11.9 million were used for investing activities during the nine months of 1994. The principal use was the payment of additional consideration related to a December 1993 acquisition and investments in various companies or partnerships (see Notes 4 and 5 to Notes to Consolidated Condensed Financial Statements). Additionally, $4.2 million was expended for property and equipment and $.7 million of contract phase-in costs were deferred and will be amortized over the duration of the newly awarded contracts.

         Financing activities provided funds of $6.4 million, principally from the sale of stock to the Employee Stock Ownership Plan, partially offset by payments on indebtedness and the purchase of treasury stock.

         At September 29, 1994, backlog (including option years on government contracts) was $2.262 billion compared to $2.772 billion at December 31, 1993.

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

         The relocation to the new Miami wide body aircraft maintenance facility has been completed, however, the existing workload has proven inadequate to support the facility on a profitable basis. See additional comments regarding the aircraft maintenance unit under Results of Operations.

         The Company is continuing its efforts with its investment bankers to replace its high interest rate Junior Subordinated debentures through the issuance of new debt or stock.

         Results of Operations (Dollars in thousands)

                            Three Months Ended         Nine Months Ended
                            Sept. 29,Sept. 30,         Sept. 29,Sept. 30,
                              1994     1993    Change   1994    1993   Change
  Revenues:
  Government Services (GS)  $205,764 $199,137   3.3%  $596,926 $582,691   2.4%
  Commercial Services (CS)    39,164   39,876  (1.8%)  156,091  123,449  26.4%

  Gross Margin                 8,892    8,218   8.2%    31,465   24,452  28.7%
  As a percent of revenues      3.6%     3.4%             4.2%    3.5%

  Selling and Corporate
    Administrative Expenses    4,148    3,998   3.8%    12,692   13,497  (6.0%)
    As a percent of revenues    1.7%     1.7%             1.7%    1.9%

  Interest Expense (net)       6,272    5,577  12.5%    18,616   17,035   9.3%

  Other Expenses               2,158    1,596  35.2%     5,258    5,436  (3.3%)

  Tax Provision                  333      788 (57.7%)      877      886  (1.0%)


         Revenues for the third quarter and nine months of 1994 were $244.9 million and $753.0 million; $5.9 million and $46.9 million greater than comparable periods in 1993. The increase in Government Services' revenues was attributable to businesses acquired in the fourth quarter of 1993 ($11.8 and $33.4 for the third quarter and nine months, respectively), new contract awards (approximately $11.6 and $42.1 for the third quarter and nine months, respectively) and a retroactive adjustment on one contract for wage increases mandated by the Department of Labor under the Service Contract Act ($7.0 million for the quarter and year-to-date). These increases were offset by declines from contracts lost in recompetition and reduced level of effort on continuing contracts. Revenues for the third quarter and nine months for the aircraft maintenance operations were $7.9 million and $60.9 million as compared to 1993 revenues of $9.8 million and $35.9 million. The ground support services operations reported revenues of $31.3 million and $95.2 million for the third quarter and nine months, up $1.2 million and $7.7 million over comparable periods in 1993.

         Government Services' gross margin for the third quarter and nine months of 1994 was up from that of 1993. Increased margins attributable to acquisitions consummated late in 1993 and new contract awards were partially offset by increased costs incurred to phase in newly awarded contracts, lost contracts, reduced level of effort on existing contracts and increased costs incurred in support of proposal efforts.

         Commercial Services' gross margin was down slightly from the comparable quarter of 1993. The ground services and fueling operations realized a 14.2% increase in gross margin for the quarter despite mounting group health insurance claims and reserves for legal fees related to a fuel spill at the Phoenix facility
         (the matter has been settled). Additionally, declines in productivity and a shrinking customer base yielded a disappointing decline of 40.8% in the quarterly gross margin for the aircraft maintenance unit. Both units ended the nine month period with margins greater than the comparable period in 1993; ground services' margin was up 55.0% and maintenance's reflected an improvement of 35.8% but still had a 5.8% negative margin.
         Selected financial data for the aircraft maintenance unit is as follows (in 000's):


                                                 First       Twelve Months
                              Third Quarter  Three Quarters  Ended Dec. 31,
                              1994     1993    1994   1993   1993     1992

         Revenue             $7,853  $9,790 $60,858 $35,939 $57,288 $74,253

         Operating Losses   $(3,712)$(2,547)$(3,545)$(6,298)$(6,629)$  (428)

         The Company is continuing to pursue the possible sale, spinoff or shut down of all or a portion of the aircraft maintenance unit. The Company is currently in discussion with a potential business partner and has also hired an investment advisor to market the business. Additionally, the Company has implemented actions to close the Miami, Florida maintenance facility by January 31, 1995 unless discussions currently in progress with potential investors justify a basis to continue operation. The Company's investment in the Miami facility, including goodwill, at September 29, 1994, is approximately $12.0 million. If the facility is ultimately closed it is likely to result in a significant write-off in the fourth quarter of 1994.

         Selling and corporate and administrative expense as a percent of revenue was 1.7% for the third quarter of 1994, unchanged from the same period in 1993. Year-to-date, selling and corporate and administrative expense is down $.8 million, due largely to the elimination of the Commercial Services Administrative Group.

         Interest income for the three and nine months of 1994 is less than comparable periods in the prior year due to the recording in 1993 of prior years' interest income (and offsetting bank fee expense) on cash balances in various operating accounts. This decrease is partially offset by the compounding of interest at 17% on the Cummings Point Industries, Inc. note receivable.

         Interest expense was $6.9 million and $20.4 million for the 1994 third quarter and nine months, respectively, up slightly from $6.4 million and $19.1 million from comparable periods in 1993. Increases resulted from the compounding of interest on the 16% pay-in-kind debentures as well as interest payments on real estate mortgages assumed in conjunction with an acquisition in the fourth quarter of 1993.

         Other expense consists of the following major items (in thousands):

                                    Three Months Ended    Nine Months Ended
                                    Sept. 29, Sept. 30,   Sept. 29,Sept. 30,
                                       1994    1993       1994     1993
  Amortization of costs in
    excess of net assets acquired    $  866   $  774      $2,520   $2,322
  Provision for nonrecovery of
    receivables                         334       81         922      415
  ESOP repurchase premium               316      575         936    1,320
  Equity in net loss of affiliate       334       -          334      -
  Costs, contract losses and
    write-offs associated with
    acquired businesses                  -        -           -     1,485
  Other                                 308      166         546     (106)
                                     $2,158   $1,596      $5,258   $5,436

         The increase in Other expense for the third quarter of 1994 over the same period in 1993, is attributable to losses of a majority owned, unconsolidated subsidiary, an increase in the provision for nonrecovery of receivables and credits recorded in 1993 arising from downward adjustments of nonoperating reserves. The decrease in Other expense for the nine months ended September 29, 1994 as compared to the comparable period in 1993 is primarily due to write-offs recorded in 1993 related to events associated with two businesses prior to their being acquired by the Company. This decrease is offset by increases in the provision for nonrecovery of receivables and losses attributable to equity affiliates and also by smaller gains in 1994 on the sale or retirement of fixed assets.

         In summary, despite somewhat improved operating results, the Company continues to be highly leveraged, and its ability to meet future debt service and working capital requirements is dependent on increases in earnings and cash flow from operations, continuation of the ESOP and reduction of its debt, either through refinancing, a stock offering, or a combination of the two.




                            PART II - OTHER INFORMATION



        ITEM 1.  Legal Proceedings

          This item is incorporated herein by reference to Note 10 to the Consolidated Condensed Financial Statements included elsewhere in this quarterly Report on Form 10-Q.

        ITEM 4.  Results of Votes of Security Holders

          An annual meeting of the Company's stockholders was held
        September 13, 1994. The sole item presented was the election of directors, and three current directors were re-elected to three-year terms as Class III directors. The voting results are set forth below. The number of voted shares does not include 3,533,270 shares, allocated to participant accounts in the Company's Employee Stock Ownership Plan, for which no voting instructions were received from the appropriate participant and therefore which could not be voted; such shares were treated as broker nonvotes, which were present for quorum purposes but had no impact on the vote, because a majority is calculated on the basis of votes actually cast and abstentions.

             Nominee              Votes for     Against     Abstain

             T. Eugene Blanchard  3,588,719      23,800       0
             Paul V. Lombardi     3,585,713      26,806       0
             Dudley C. Mecum      3,589,298      23,221       0


          The following directors continued in office: Dan R. Bannister, Russell E. Dougherty, James H. Duggan, Paul G. Kaminski, David L. Reichardt, and Herbert S. Winokur, Jr.

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

                                           DYNCORP



        Date:  November 14, 1994           T. E. Blanchard
                                           T. E. Blanchard
                                           Senior Vice President
                                           and Chief Financial Officer



        Date:  November 14, 1994           G. A. Dunn
                                           G. A. Dunn
                                           Vice President and Controller








                                                                 Exhibit 11




                                    DYNCORP AND SUBSIDIARIES
                           COMPUTATIONS OF EARNINGS PER COMMON SHARE
                        (Dollars in Thousands Except Per Share Amounts)





                                         Three Months Ended Nine Months Ended
                                         Sept. 29,Sept. 30, Sept. 29,Sept. 30,
                                           1994     1993      1994     1993
    PRIMARY AND FULLY DILUTED

  Earnings:
    Net loss                            $(4,245)  $(3,854)  $(6,765)  $(13,019)
    Preferred stock Class C dividends
        not accrued or paid                 410       344     1,177        988
    Net loss for common stockholder     $(4,655)  $(4,198) $( 7,942)  $(14,007)

  Shares:
    Weighted average common shares
        outstanding                   7,888,081 5,101,139 6,467,892  5,126,270
  Net loss for common stockholders   $  (0.59)   $(0.82)  $  (1.23)  $  (2.73)