Form 10-K
DYNCORP
filed 1995-03-31
CIK 30770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K
          (Mark One)

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended                    December 31, 1994

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

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

              State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The registrant's voting stock is not publicly traded; therefore the aggregate market value of the 2.5% of outstanding voting stock held by nonaffiliates is not available.

              Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 7,425,963 shares of common stock having a par value of $0.10 per share were outstanding March 15, 1995.




                                  TABLE OF CONTENTS
                                    1994 FORM 10-K
            Item

              Part I

          1.  Business
          2.  Properties
          3.  Legal Proceedings
          4.  Submission of Matters to a Vote of Security Holders


              Part II

          5.  Market for the Registrant's Common Stock and Related
              Stockholder Matters
          6.  Selected Financial Data
          7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations
          8.  Financial Statements and Supplementary Data
              Report of Independent Public Accountants
              Financial Statements
                Consolidated Balance Sheets
                  Assets
                  Liabilities, Redeemable Common Stock and Stockholders' Equity
                Consolidated Statements of Operations
                Consolidated Statements of Stockholders' Equity
                Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements
          9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures


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

              Part IV

          14.    Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K

                                        PART I

          ITEM 1. BUSINESS

          General Information

              The Company provides diversified management, technical and professional services to government and commercial customers throughout the United States and, to a limited extent, in certain foreign countries. Generally, these services are provided under written contracts which may be fixed-price, time-and-material or cost-type depending on the work requirements and other individual circumstances. For business reporting purposes, these operations are classified into two sectors, Government and Commercial. (In 1992, the Company had reported on four operating groups: Government, Applied Sciences, Commercial Aviation and Postal Operations.)

              The Government Sector provides services to all branches of the Department of Defense and to NASA, the Department of State, the Department of Energy, the Environmental Protection Agency, the Centers for Disease Control, the National Institutes of Health, the Postal Service and other U.S. Government agencies and foreign governments. These services encompass a wide range of management, technical and professional services covering the following areas:

              Information and Engineering Technology includes software development and maintenance, computer center operations, data processing and analysis, database administration, telecommunications support and operations, maintenance and operation of integrated electronic systems and networking of electronic systems in a local and wide area environment.

              Energy, Environment and National Security Programs include environmental regulation development, quality assurance studies and research, and management of information relating to the proper handling of hazardous materials and substances, alternative energy research and evaluation, energy security studies and assessments.

              Aerospace Technology includes engineering, maintenance, modification, operational and logistical support of military aircraft; technical and evaluation services at test and training ranges; engineering, manufacturing and installation of aircraft system upgrades; structural repairs that extend airframe life for the aging fleet of military and civil aircraft; ground based logistical support and staff augmentation; and engineering and technical services for high-technology space and missile systems programs.

              Enterprise Management includes the operation, maintenance and management of major governmental and private enterprises and installations, ranging from the turnkey responsibility for operation of all aspects of a single base (such as a military installation) to assumption of responsibility for the staffing of particular functions at various locations for a single customer. Disciplines included within operational responsibility vary, but generally include scientific support, operation of sophisticated electronic and mechanical systems, construction and demolition, environmental remediation and the handling of and accountability for inventories of equipment and materials/supplies and other property. Also included are testing and evaluation of military hardware systems at government test ranges, collection and processing of data, maintenance of targets, ranges and laboratory facilities, developmental testing of complex weapon systems, security systems work and technology transfer into commercial applications.

              Advanced Technology Services currently provides data processing and management and operations of facilities in support of the U.S. Postal Service Remote Encoding System and biomedical and health care research and support services under a contract with the National Institutes of Health. Further, Advanced Technology Services will serve as an incubator for new businesses and/or possible future business in new market areas which focus on emerging technologies or novel processing applications.

              The Commercial Sector provides ground support, line maintenance and aircraft repair services to various commercial airline customers, both domestic and international. These services are provided at over 50 airports and include the following functional areas:

              Ground support services at commercial airports include cargo handling, cabin cleaning, line maintenance, ticketing and passenger handling and boarding services. Auxiliary support services include bus and limousine operation, security, baggage service and passenger screening operations. They also include into-plane fueling services and the management and operation of tank farms and fuel distribution systems.

              Aircraft repair includes maintenance checks, component overhaul, heavy structural maintenance, airframe and systems maintenance and modification on a wide variety of passenger and cargo aircraft, including wide body aircraft. The Company has three major aircraft maintenance overhaul facilities (Miami, Florida, Amarillo, Texas and Phoenix, Arizona).

          Industry Segments

              The Company has one line of business, which is to provide management, technical and professional services to commercial and government organizations in support of the customers' facilities or operations.

          Backlog

              The Company's backlog of business (including estimated value of option years on government contracts) was $2.206 billion at the close of 1994, compared to a year-end 1993 backlog of $2.772 billion. Several procurements originally scheduled for 1994 were delayed into 1995 and, as a result, in the first two and one-half months of 1995, $503 million of new contract awards were added to the Company's backlog. Of the total backlog at December 31, 1994, $1.299 billion is expected to produce revenues after 1995.

              Contracts with the U.S. Government are generally written for periods of three to five years. Because of appropriation limitations in the federal budget process, firm funding is usually made for only one year at a time, with the remainder of the years under the contract expressed as a series of one-year options. The Company's experience has been that the Government generally exercises these options. U.S. Government contracts contain standard provisions for termination at the convenience of the U.S. Government, pursuant to which the Company is generally entitled to recover costs incurred, settlement expenses, and profit on work completed to termination.

              The Company's ground support service contracts with airlines generally run for one to three years. Some contracts are terminable on short notice, but the Company's experience has been that few airlines choose to exercise this option given the difficulty of integrating a replacement provider into the airlines' schedule. The Company is usually paid for its ground services at a fixed contract rate on a per-flight basis (every takeoff and landing). For heavy aircraft maintenance services, carriers solicit bids for the required services. Awards are made on the basis of price, quality of service and past performance. For routine line maintenance, the Company charges a flat rate based on the service and the frequency of visits.

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

             Government Sector       Commercial Sector
             Brown and Root          AMR Services, Inc.
             CDSI                    ASI-Dial
             Computer Science Corp.  Dalfort Aviation Inc.
             EG&G                    Hudson General Corp.
             E Systems               Lockheed-Martin
             Johnson Controls        Ogden Aviation Services
             Lockheed-Martin         Page Avjet
             SAIC
             Tracor

          Foreign Operations

             The Company has a minority investment in an unaffiliated company in Saudi Arabia. Discussions are currently underway regarding the sale of the Company's minority interest to one or more of the other Saudi stockholders. In addition, the Company in 1993 established operations in Mexico and Russia. None of these foreign operations is material to the Company's financial position or results of operations.

             Other activities of the Company presently include the providing of services within the United States to certain foreign customers, especially airlines. These services for foreign customers are generally paid for in United States dollars. The Company also performs services in foreign countries under contracts with the U.S. Government and the United Nations.

             The risks associated with the Company's foreign operations in regard to foreign currency fluctuation, and political and economic conditions in foreign countries, are not significant.


          Incorporation

             The Company was incorporated in Delaware in 1946.

          Employees

             The Company had approximately 23,600 employees at December 31,
             1994.


          ITEM 2. PROPERTIES

             The Company is a service-oriented company, and as such the ownership or leasing of real property is an activity which is not material to an understanding of the Company's operations. Properties owned or leased include office facilities, hangars, warehouses used in connection with the storage of inventories and fabrication of materials associated with various services rendered and servicing facilities used in the Company's commercial aviation operations. None of the properties is unique; however, several of the leases constitute a partially exclusive right to operate at certain airports. All of the Company's owned facilities are located within the United States. In the opinion of management, the facilities employed by the Company are adequate for the present needs of the business. Reference is made to the Consolidated Financial Statements and Notes, included elsewhere in this Annual Report on Form 10-K, for additional information concerning capital expenditures and lease commitments for property.

          ITEM 3. LEGAL PROCEEDINGS

             This item is incorporated herein by reference to Note 18 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

                                       PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

             DynCorp's common stock is not publicly traded. There were approximately 394 record holders of DynCorp common stock at December 31, 1994. In addition, the DynCorp Employee Stock Ownership Plan Trust owns stock on behalf of approximately 30,000 present and former employees of the Company. Cash dividends have not been paid on the common stock since 1988.


          ITEM 6. SELECTED FINANCIAL DATA

             The following table of selected financial data of the Company should be read in conjunction with the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. (Dollars in thousands except per share data.)


                                             Years Ended December 31,
                                    1994        1993      1992        1991        1990


Revenues                         $1,022,072   $953,144   $911,422    $807,186    $717,391
Loss before extraordinary item   $  (12,831)  $(13,414)  $(20,816)   $(12,595)   $(14,417)
Extraordinary gain (loss) (a)             -          -     (2,526)        192         726
Net Loss                         $  (12,831)  $(13,414)  $(23,342)   $(12,403)   $(13,691)
Net loss for common stockholders $  (12,831)  $(13,414)  $(24,301)   $(17,583)   $(18,752)


Earnings (loss) per common share:
 Primary -
  Loss before extraordinary item $    (2.12)  $  (2.87)  $  (4.49)   $  (3.97)   $  (4.28)
  Extraordinary gain (loss) (a)           -          -      (0.49)       0.04        0.15
  Net loss                       $    (2.12)  $  (2.87)  $  (4.98)   $  (3.93)   $  (4.13)
 Fully Diluted                   $    (2.12)  $  (2.87)  $  (4.98)   $  (3.93)   $  (4.13)
Cash dividends per common share  $        -   $      -   $      -    $      -    $      -

YEAR-END DATA

Long-term debt (excluding
 current maturities)             $   230,608  $ 216,425  $ 199,762   $ 121,251   $ 103,584

Redeemable preferred stock       $         -  $       -  $       -   $  24,884   $  19,705

Redeemable common stock          $     2,288  $   2,200  $       -   $       -   $       -

Stockholders' equity             $     7,250  $   6,166  $   3,884   $  26,598   $  27,416

Total assets                     $   402,330  $ 382,456  $ 348,273   $ 316,361   $ 289,354

(a) The extraordinary gain (loss) in 1992, 1991 and 1990 results from the early extinguishment of debt.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

          Overview

             In June, 1994, the Company announced its intent to restructure its government operations to better serve its customers and address the declining business base of certain of the existing operating units. A detailed implementation plan was developed during the second half of the year and the new organization was substantially in place by January 1995. The restructuring resulted primarily in the elimination and/or consolidation of business units in order to achieve improved efficiency and economy of scale. Additionally, the Company acquired the following businesses during the year.

             CBIS Federal, Inc., which provides full life cycle integrated information solutions, primarily to civilian agencies of the federal government.

             A 25% interest in Composite Technology Inc., a Texas based aerospace technology company that specializes in repair of aircraft components through the use of composite materials.

             A 25% interest in Gateway Passenger Services LP, a California based airport ground handling operation expected to provide expansion opportunities into the Pacific rim area and Hawaii.

             In August, the Company initiated the Asset Management Program, which delineates management's plan to replace its high interest rate Junior Subordinated Debentures utilizing proceeds from the refinancing of equipment, expansion of the receivable backed financing, tighter control of cash disbursements, and the sale of certain assets. See Liquidity and Capital Resources for further explanation.

             The Company ended the year with revenues in excess of $1 billion, and continued to improve gross profit and margins. However, as in 1993, several unusual items, primarily commercial aviation maintenance operating losses and the recognition of asset impairment related to this unit, the write-off of an investment in a 50.1% owned subsidiary, expenses related to divested businesses and the pay-in-kind interest differential yielded a net loss for the year. The table below reflects the proforma effect of the above mentioned items on the Company's earnings had these items not been incurred (dollars in thousands):


                                                   Years Ended December 31,
                                                        1994      1993

  Loss before income taxes and minority interest      $(16,907)   $(11,133)
  Commercial Sector - aircraft maintenance losses        5,351       6,629
  Commercial Sector - aircraft maintenance
   facilities asset impairment                           9,492           -
  Write-offs related to acquisitions/investments         5,499       3,602
  Divested business expenses                             2,318         293
  PIK interest differential on debentures (a)            3,811       4,092
  Proforma earnings before income taxes
   and minority interest                               $ 9,564     $ 3,483

(a) Estimated reduction in interest expense if refinanced at current market rate (11.5% and 10.5% in 1994 and 1993 respectively) for cash pay debt.


             Revenues from the Department of Defense were $551 million in 1994 compared to $543 million in 1993 and $538 million in 1992. These revenues represented 53.9% of total 1994 revenues compared to 56.9% in 1993 and 59.0% in 1992. This represents the Company's fourth year of its strategic long range plan to continue to grow or maintain its defense business while focusing primarily on the growth of non-defense business.

             Following is a three-year summary of operations, cash flow and long-term debt (in thousands):


                                                Years Ended December 31,
                                              1994        1993        1992
    Operations
    Revenues                             $ 1,022,072   $ 953,144   $  911,422
    Gross profit                              43,868      39,557       28,146
    Selling and corporate administrative     (17,199)    (18,267)     (20,476)
    Interest, net                            (23,150)    (23,099)     (22,458)
    Aircraft maintenance impairment           (9,492)           -           -
    Other                                    (10,934)     (9,324)      (5,860)
    Loss before income taxes, minority
     interest and extraordinary item      $  (16,907)  $ (11,133)  $  (20,648)

    Cash Flow
    Net loss                              $  (12,831)  $ (13,414)  $  (23,342)
    Depreciation and amortization             27,077      19,818        19,372
    Pay-in-kind interest                      15,329      13,142         6,590
    Working capital items                    (26,818)     (7,704)       (7,559)
    Other                                        215      (1,222)          283
    Cash provided (used) by operations         2,972      10,620        (4,656)
    Investing activities                     (22,214)     (15,611)     (18,130)
    Financing activities                       8,840        7,817       26,868
    Increase (decrease) in cash
     and short-term investments           $  (10,402)  $    2,826  $     4,082


                                                         December 31,
   Long-term Debt (including current maturities)   1994      1993       1992

   Junior Subordinated Debentures             $  102,659   $  86,947  $  73,489
   Contract Receivable Collateralized Notes      100,000     100,000    100,000
   Mortgages payable                              22,285      23,416     19,436
   Other notes payable and capitalized leases      9,008       9,899      9,507

                                              $  233,952   $ 220,262  $ 202,432


          The following discussion of the Company's results of operations is directed toward the two operating sectors, Government and Commercial.

          Results of Operations

          Revenues - Revenues for 1994 were $1,022.1 million compared to 1993 revenues of $953.1 million, an increase of $69.0 million (7.2%) with the Government Sector contributing $41.5 million and the Commercial Sector adding $27.5 million. The increase in the Government Sector's revenue was primarily attributable to businesses acquired in October 1994, and November and December 1993 ($52.5 million), new contract awards or contracts which were in the start-up phase in 1993 but were fully operational in 1994 ($73.3 million) and a retroactive adjustment on one contract for wage increases mandated by the Department of Labor under the Service Contract Act ($7.0 million). These increases were offset by declines from contracts lost in recompetition and reduced level of effort on existing contracts. Revenue for the Commercial Sector's aircraft maintenance operations and ground support services operations were $73.1 million and $130.3 million, respectively, up $15.8 million and $11.7 million over 1993 revenues.

          Revenues for 1993 were $953.1 million compared to 1992 revenues of $911.4 million, an increase of $41.7 million (4.6%). The Government Sector had an increase of $49.1 million (6.7%) while the Commercial Sector had a decrease of $7.4 million (4.0%). The increase in Government Sector's revenue includes approximately $15.1 million from businesses acquired in December 1992 and November and December 1993, $16.0 million from the Postal contracts which were in the start-up phase in 1992 but were fully operational in 1993, and $17.9 million from new contract awards offset partially by contracts completed and/or not renewed. The overall decline in Commercial Sector's 1993 revenue resulted from low volume in the aircraft maintenance activities and the impact of relocating the Miami, Florida maintenance operation to a new hanger facility; offset partially by increases in ground support services. Aircraft maintenance 1993 revenue decreased to $57.3 from $74.3 million in 1992 while ground support services' 1993 revenue increased to $118.6 million from $109.0 million in 1992.

          Cost of Services/Gross Margins - Cost of services was 95.7% of revenues in 1994, 95.8% in 1993 and 96.9% in 1992 which resulted in gross margins of $43.9 million (4.3%), $39.6 million (4.1%) and $28.1 million (3.1%), respectively. Both the Government and Commercial Sectors' margins increased from that of the prior year. The increase in Government Sector's gross margin was attributable to acquisitions consummated in November and December, 1993 and October, 1994, and new contract awards which were partially offset by decreases related to lost contracts, reduced level of effort on existing contracts and increased costs incurred in support of proposal efforts. Commercial Sector's gross margin as a percent of revenue was up 1.4% over 1993. The ground services and fueling operations increase of 1.4% was due to several factors including improved operations and an adjustment to the depreciable lives of certain assets (see Note 4 to the Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K). The aircraft maintenance operations reflected an improvement of 2.8%, but still had a negative margin of 6.4%, primarily because of inadequate workload to cover fixed costs. See Liquidity and Capital Resources for further comments.

          Government Sector's 1993 gross margins were improved while the Commercial Sector's 1993 margins declined from those of the prior year. The improvement in Government Sector's gross margins was principally due to improved profit performance on new contracts started in 1992 and the early part of 1993 (in particular the Postal and the Department of Energy contracts). Commercial Sector's decline in gross margin was the result of reduced volume in the aircraft maintenance activities, offset partially by improved gross margins of the ground support activities.
          Aircraft maintenance had gross margin losses of $6.6 million in 1993 compared to $0.4 million in 1992. Also contributing to the decline in Commercial Sector's margins were approximately $0.6 million of costs associated with the relocation of the Miami, Florida aircraft maintenance operations to larger hangar facilities at the Miami, Florida airport.

          Selling and Corporate Administrative - Selling and corporate administrative expenses as a percentage of revenues were 1.7%, 1.9% and 2.2% in 1994, 1993 and 1992, respectively. The decrease of $1.1 million in 1994 from 1993 is attributable to cost reductions associated with Commercial Sector's general and administrative functions and also a decrease in Restricted Stock Plan expense due to the award of fewer shares in 1994.

          There were both increases and decreases in 1993 over 1992 of the various elements and components of these expenses; however, the two most significant factors contributing to the decrease of $2.2 million from 1992 were cost reductions made in Commercial Sector's general and administrative expenses and a decrease in Government Sector's marketing and bid and proposal costs from the unusually high amount incurred in 1992 on a contract proposal for the Department of Energy's Strategic Petroleum Reserve in Louisiana.

          Interest - Interest expense was $25.6 million in 1994, virtually unchanged from $25.5 million in 1993. Increases resulting from the compounding of the pay-in-kind interest on the Junior Subordinated Debentures and the inclusion of a full year of interest on mortgages assumed in conjunction with an acquisition in the fourth quarter of 1993 were offset by the reversal of interest accruals resulting from a favorable settlement with the Internal Revenue Service of the Company's tax liability for the period 1985-1988.

          Interest expense in 1993 of $25.5 million was $0.6 million higher than 1992. This small increase was primarily the result of the Contract Receivable Collateralized Notes being outstanding for the full year of 1993 compared to approximately eleven months in 1992, interest on the mortgage for the Corporate office building was for the full year of 1993 compared to five months in 1992 and an increase in the amount of capitalized leases outstanding, all of which were partially offset by a reduction in the accrual of interest on possible payments of federal income taxes.

          The net increase in interest income in 1994 over that of 1993 is due to the compounding of interest on the 17% Cummings Point Industries, Inc. note receivable, offset by decreases due to the recording in 1993 of prior years' interest income (and offsetting bank fee expense) on cash balances in various operating accounts. Interest income in 1993 was approximately the same as that in 1992 with increases from the interest on the Cummings Point Industries note receivable and the above noted prior year adjustments being offset by decreases resulting from lower balances of excess funds available for investment.

          Other - The increase in other expense in 1994 as compared to 1993 is attributable to the write-off of the Company's 50.1% investment in an unconsolidated subsidiary, an increase in the provision for nonrecovery of commercial receivables and accrual of adjustments for legal fees and environmental costs related to divested businesses. These increases were partially offset by an adjustment to reserves for legal and other expenses associated with events which predated the Company's acquisition of another business.

          The increase in 1993 over 1992 is caused primarily by the accelerated amortization of cost in excess of net assets of an acquired business and the initial accrual of legal and other costs mentioned above.
                                                 Years Ended December 31,
                                                      (In thousands)
      Other Expense consists of:                 1994       1993      1992

      Amortization of costs in excess
       of net assets acquired                  $ 3,813    $ 4,830    $ 3,793
      Provision for nonrecovery of receivables   2,526      1,141        965
      ESOP Repurchase Premium                    1,323      1,507      2,787
      Write-off of investment in
       unconsolidated subsidiary                 3,250          -          -
      Legal and other expense accruals
       associated with an acquired business     (1,830)     2,070          -
      Environmental costs of divested
       businesses                                 (347)       366      1,000
      Gain on sale of warrants obtained in
       divestitures                                  -          -       (756)
      Other divested business adjustments        2,665        (73)    (1,600)
      Miscellaneous                               (466)      (517)      (329)
         Total Other                           $10,934    $ 9,324    $ 5,860


          Income Taxes - During 1994, the Company reached a favorable settlement with the IRS of disputes over tax deductions related to the leveraged buyout in 1988. This settlement was approved by the IRS in February 1995, and applicable tax reserves were reversed in the fourth quarter of 1994.

          In 1994, the federal tax benefit resulted from the reversal of tax reserves for the IRS examination and the tax benefit of operating losses, net of a valuation allowance, less the federal tax provision of a majority owned subsidiary required to file a separate Federal return. In 1993 and 1992, the Company did not record any Federal income tax benefit because of the uncertainty regarding the level of future income. The
          Federal tax provision recognized in those years was that of a majority owned subsidiary which is required to file a separate return. Additionally, the Company recognized a foreign income tax provision in 1994, 1993 and 1992 and a state tax credit in 1992.


          Cash Flow

             Cash and short-term investments were $12.4 million at December 31, 1994, down from $22.8 million at the prior year-end. Working capital at December 31, 1994, was $91.1 million compared to $73.8 million at December 31, 1993. The increase in working capital was primarily the result of growth in business volume, an increase of accounts receivable and acquisitions. The 1994 ratio of current assets to current liabilities was 1.63 compared to
          1.53 in 1993. At December 31, 1994, $8.7 million of cash and short-term investments and $124.2 million of accounts receivable were restricted as collateral for the Contract Receivable Collateralized Notes.

             In 1994, operating activities produced cash flow of $3.0 million compared to $10.6 million in 1993 and a negative $4.7 million in 1992. The principal reason for this decline was the increased requirement for working capital noted above.

             In 1994, investing activities used $22.2 million of cash, of which $15.3 million was used for the acquisition of businesses
          (see Note 17 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K) and another $7.4 million was used for the purchase of property and equipment.
          In addition, $0.9 million of contract phase-in costs were incurred and deferred. These costs will be amortized over the duration of the contracts. In 1993, investing activities used $15.6 million of cash which included $10.9 million for acquisitions and $5.4 million for the purchase of property and equipment.

             In 1994, financing activities provided cash of $8.8 million. The sale of stock to the Employee Stock Ownership Plan contributed $17.1 million. Cash of $5.1 million was used for payments on indebtedness and $3.2 million was used to purchase treasury stock. In 1993, financing activities provided cash of $7.8 million. Payments of $16.1 million were received on the loan to the ESOP, $6.4 million was used for payments on indebtedness and $2.0 million was used to purchase treasury stock. The treasury stock purchases are primarily to meet ERISA requirements to repurchase ESOP shares when there is no alternative public market.

          Liquidity and Capital Resources

             At December 31, 1994, the Company's debt totaled $234.0 million compared to $220.3 million the prior year-end and $202.4 million at December 31, 1992. The increase in debt resulted from pay-in-kind interest of $15.3 million on the Junior Subordinated Debentures. The Company had a net decrease in cash and short-term investments of $10.4 million in 1994 and an increase of $2.8 million and $4.1 million in 1993 and 1992, respectively. The decrease for 1994 was caused to a large degree by net investments in acquired businesses of $15.3 million and an increase in accounts receivable and contracts in process of $16.5 million. The latter increase was largely attributable to a delay in finalizing the terms on a new contract and an internal disruption in a government finance office, both of which occurred in the fourth quarter of 1994. The Company's cash flow was favorably impacted in 1994, 1993 and 1992 through the utilization of pay-in-kind (PIK) interest on the Junior Subordinated Debentures and the sale of stock to the Employee Stock Ownership Plan (ESOP) totalling $32.4 million, $29.2 million and $22.7 million, respectively.

             The only significant debt maturing in the next two years is the mortgage of approximately $19 million on the Corporate
          Office. This debt was retired in March 1995 through a sale-leaseback of the facility; see Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Annualized interest expense at January 1, 1995 is approximately $28.4 million of which $8.6 million of interest on the Junior Subordinated Debentures is payable in kind (interest becomes payable in cash effective with the December 31, 1995 payment).

             The Company believes that it can achieve the increased cash flow required to meet its future cash debt and interest obligations (including annualized interest exclusive of the PIK interest) by continued profit improvement, curtailment of aircraft maintenance losses, reduced debt service cost and continuation of its contribution to the ESOP. The Company plans to continue its Value Improvement Program which was initiated in late 1992 to reduce and/or eliminate operating costs and loss operations, curtail the losses in Commercial Sector's aircraft maintenance operations and to improve the gross margins in the Government Sector. To reduce its debt service costs, the Company intends to reduce its high interest rate Junior Subordinated Debentures utilizing proceeds from the refinancing of equipment ($23.5 million completed in February 1995; see Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K), expansion of the collateralized receivable financing (estimated $20.0 - $25.0 million), tighter management control of working capital (estimated $20.0 million), the sale of assets (estimated $5 million) and the collection of notes receivable (estimated $10.0 million). These sources are expected to provide approximately $80 million cash which the Company plans to use to repurchase the PIK securities. The Company and the ESOP have an agreement in principle under which the ESOP will continue during 1995 to purchase Company common stock to fund the ESOP retirement benefit. Other possible sources of cash flow to retire debt are cash from future operations and the sale or divestiture of other operating units. From time to time, the Company receives inquiries to buy the Company and/or one or more of its significant subsidiaries. With the exception of the commercial aircraft maintenance business, the Company is not soliciting any such offers, nor does it have any such offers in hand. On the other hand, the Company treats such inquiries seriously and attempts to determine if any such proposals are in the best interests of the shareholders.

             The Company continues to evaluate its alternatives in respect to the unsatisfactory performance by the Commercial Sector's aircraft maintenance unit which posted its fourth consecutive year of operating losses. The Company has engaged an investment advisor to market the maintenance unit. The status of the unit presently remains unresolved pending the outcome of discussions with potential investors and a major customer. These discussions could result in one of a number of alternatives, including the consummation of a joint venture, the procurement of long-term contracts, sale of the entire unit or, worst case, the failure to negotiate any transaction at all. Current management projections indicate that the maintenance unit should be profitable in 1995. The Company believes that if it is unable to consummate a satisfactory resolution through any of these alternatives, the most likely course of action would be to consolidate its operations by closing one of the heavy maintenance facilities.
          In management's opinion, no single alternative (i.e. entering into a joint venture, the curtailment of operations or shut down of one or more facilities, or the divestiture of the unit as a whole) is more or less likely to occur; however, the Company believes that it has suffered at least a partial impairment of its investment in this unit. Accordingly, it has recorded an estimate of the applicable goodwill ($5.2 million) and other assets ($4.3 million) that would be written down in the event the consolidation or shut-down of one of the facilities becomes necessary. This does not fully reserve for the potential write-off that would be necessary for the complete closure or sale of the business in the event that the Company is unable to curtail the operating losses in the future.

          Selected financial operating data of the commercial aircraft maintenance unit is as follows (in thousands except number of employees):

                                                 1994        1993        1992
      Revenues                                $  73,045   $  57,288   $  74,253
      Operating losses                        $  (5,351)  $  (6,629)  $    (428)
      Asset impairment provision              $  (9,492)  $       -   $       -
      Net assets (after write-down) including
       Goodwill at December 31                $  30,315   $  44,354   $  43,328
      Backlog at December 31                  $  12,730   $  11,368   $       -
      Number of employees                           634         701         631

             Although the Company has made some progress to diversify into non-defense business activities, the Company is still heavily dependent on the Department of Defense. Due to the procurement cycles of its customers (generally three to five years), the Company's revenues and margins are subject to continual recompetition. In a typical annual cycle approximately 20% to 30% of the Company's business will be recompeted and the Company will bid on several new contracts. Existing contracts can be lost or rewon at lower margins at any time and new contracts can be won. The net outcome of this bidding process, which in any one year can have a dramatic impact on future revenues and earnings, is impossible to predict. Also, if the U.S. Government budget is reduced or spending shifts away from locations or contracts for which the Company provides services, the Company's success in retaining current contracts or obtaining new contracts could be significantly reduced. The Company's Commercial Services business is likewise highly competitive and subject to the economic conditions of the domestic and foreign airline industry.

             In summary, the Company continues to be highly leveraged, and its ability to meet its future debt service and working capital requirements is dependent upon increased future earnings and cash flow from operations, the expansion of an accounts receivable facility financing, continuation of ESOP stock purchases in lieu of cash retirement contributions and the reduction of its debt expense.


          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Information with respect to this item is contained in the Company's Consolidated Financial Statements and Financial Statement Schedules included elsewhere in this Annual Report on Form 10-K.

                   Report of Independent Public Accountants

          To DynCorp:

          We have audited the accompanying consolidated balance sheets of DynCorp (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynCorp and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

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

          Washington, D.C.,
          March 21, 1995.

                                          ARTHUR ANDERSEN LLP



DynCorp and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)


                                                                December 31,
                                                              1994       1993
Assets

Current Assets:
 Cash and short-term investments (includes restricted
  cash and short-term investments of $8,748 in 1994
  and $17,632 in 1993) (Notes 2 and 5)                     $ 12,404   $  22,806
 Notes and current portion of long-term receivables (Note 2)    393         235
 Accounts receivable and contracts in process
 (Notes 2, 3 and 5)                                         208,519     177,470
 Inventories of purchased products and supplies,
  at lower of cost (first-in, first-out) or market            6,354       6,467
 Deferred income taxes (Note 12)                              2,698           -
 Other current assets                                         5,094       6,851
    Total Current Assets                                    235,462     213,829

 Long-term Receivables, due through 2004 (Note 2)             1,594         274

 Property and Equipment, at cost (Notes 1, 4 and 16):
 Land                                                         5,394       5,539
 Buildings and leasehold improvements                        34,321      33,498
 Machinery and equipment                                     68,803      64,907
                                                            108,518     103,944
 Accumulated depreciation and amortization                  (48,156)    (42,996)
  Net property and equipment                                 60,362      60,948


 Intangible Assets, net of accumulated amortization
  (Notes 1, 11 and 17)                                       94,792      93,890

 Other Assets (Notes 2 and 5)                                10,120      13,515
                    Total Assets                           $402,330    $382,456


              See accompanying notes.




DynCorp and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                               December 31,
                                                             1994        1993

Liabilities, Redeemable Common Stock and Stockholders' Equity

 Current Liabilities:
 Notes payable and current portion of long-term debt
  (Notes 2 and 5)                                          $  3,344    $  3,837
  Accounts payable (Note 2)                                  25,529      25,376
  Deferred revenue and customer advances (Note 1)             5,389       2,178
  Accrued income taxes (Notes 1 and 12)                          30       3,074
  Accrued expenses (Note 6)                                 110,091     105,578
    Total Current Liabilities                               144,383     140,043

 Long-term Debt (Notes 2, 5 and 17)                         230,608     216,425

 Deferred Income Taxes (Notes 1 and 12)                       1,210       1,269

 Other Liabilities and Deferred Credits (Note 2)             16,591      16,353
    Total Liabilities                                       392,792     374,090

 Commitments, Contingencies and Litigation (Notes 16 and 18)      -           -

 Redeemable Common Stock
  redemption value per share of $18.20 in 1994 and
  $17.50 in 1993, 125,714 shares issued and outstanding
  (Note 7)                                                    2,288       2,200

 Stockholders' Equity (Note 8)
  Capital stock, par value ten cents per share -
   Preferred stock, Class C, 18% cumulative,
     convertible, $24.25 liquidation value,
     123,711 shares authorized and issued and outstanding     3,000       3,000
    Common stock, authorized 15,000,000 shares;
     issued 7,894,569 shares in 1994
     and 5,015,139 shares in 1993                               789         502
  Common stock warrants                                      11,486      15,119
  Unissued common stock under restricted stock plan           9,923      10,395
  Paid-in surplus                                           118,068      95,983
  Retained earnings (deficit)                              (118,256)   (105,425)
  Common stock held in treasury, at cost; 459,309
   shares and 173,988 warrants in 1994 and 285,987
   shares and 178,100 warrants in 1993                       (8,817)     (5,840)
  Cummings Point Industries Note Receivable (Note 9)         (8,943)     (7,568)
   Total stockholders' equity                                 7,250       6,166
     Total Liabilities, Redeemable Common Stock
       and Stockholders' Equity                            $402,330    $382,456


              See accompanying notes.




DynCorp and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31
(Dollars in thousands except per share data)



                                                      1994       1993      1992
Revenues (Note 1)                                $1,022,072  $953,144  $911,422

Costs and expenses:
 Cost of services (Note 4)                          978,204   913,587   883,276
 Selling and corporate administrative                17,199    18,267    20,476
 Interest expense                                    25,618    25,538    24,876
 Interest income                                     (2,468)   (2,439)   (2,418)
 Aircraft maintenance facilities - consolidation
  and asset impairment (Note 21)                      9,492         -         -
 Other (Note 11)                                     10,934     9,324     5,860
   Total costs and expenses                       1,038,979   964,277   932,070

Loss before income taxes, minority interest
 and extraordinary item                             (16,907)  (11,133)  (20,648)
 Provision (benefit) for income taxes (Note 12).     (5,206)    1,329       168
 Loss before minority interest and extraordinary item(11,701)  (12,462) (20,816)
 Minority interest (Note 1)                            1,130       952        -


Loss before extraordinary item                       (12,831)  (13,414) (20,816)
 Extraordinary loss from early extinguishment
  of debt (Note 5)                                         -         -    2,526

Net loss                                             (12,831)  (13,414) (23,342)
 Preferred Class A dividends declared and paid and
  accretion of discount                                    -         -      959
Net loss for common stockholders                 $   (12,831)$ (13,414)$(24,301)

Loss Per Common Share (Note 14)
  Primary and fully diluted:
  Loss before extraordinary item                 $     (2.12)$  (2.87) $  (4.49)
  Extraordinary item                                                      (0.49)
  Net loss for common stockholders               $     (2.12)$  (2.87) $  (4.98)

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
                                                                         Under            Retained                Stock Industries
                                     Preferred    Common      Stock Restricted   Paid-in  Earnings   Treasury Ownership       Note
                                         Stock     Stock   Warrants Stock Plan   Surplus  (Deficit)     Stock Plan Loan Receivable

Balance, December 31, 1991         $3,000          $ 474    $15,119  $ 9,688    $101,483  $ (67,710)  $(3,241) $(32,215) $       -
 Pay-in-kind Preferred Stock
   Class A dividends                                                                           (934)
 Accretion of Preferred Stock
   Class A discount and
   discount and issuance costs                                                                  (25)
 Stock issued under Restricted
   Stock Plan (Note 8)                                17              (3,011)      2,994
 Purchase of Preferred Stock Class A                                              (8,047)
 Treasury stock purchased (Note 8)                                                                     (3,448)
 Stock issued under the Management
   Employees Stock Purchase Plan (Note 8)                                            (22)                 151
 Accrued compensation (Note 8)                                         3,264
 Payments received on Employee Stock
   Ownership Plan (ESOP) (Note 10)                                                                               16,099
 Cummings Point Industries note receivable
   (Note 9)                                                                                                                 (5,500)
 Accrued interest on note receivable (Note 9)                                                                                 (910)
   Net loss                                                                                 (23,342)

Balance December 31, 1992           3,000            491     15,119    9,941      96,408    (92,011)   (6,538)  (16,116)    (6,410)
 Stock issued under Restricted
   Stock Plan (Note 8)                                11              (1,781)      1,770
 Treasury stock purchased (Note 8)                                                                     (1,980)
 Stock issued under the Management
 Employees Stock Purchase Plan (Note 8)                                                5                   41
 Accrued compensation (Note 8)                                         2,235
 Payments received on Employee Stock
   Ownership Plan (Note 10)                                                                                      16,116
 Contribution of stock to ESOP (Note 10)                                                                  437
 Stock issued in conjunction with acquisition
   (Note 17)                                                                      (2,200)               2,200
 Accrued interest on note receivable
   (Note 9)                                                                                                                 (1,158)
  Net loss                                                                                  (13,414)

Balance December 31, 1993           3,000           502      15,119    10,395     95,983   (105,425)   (5,840)       -      (7,568)
 Stock issued under Restricted
   Stock Plan (Note 8)                                9                (1,694)     1,685
 Treasury stock purchased (Note 8)                              (57)                (276)              (2,690)
 Stock issued under the Management Employees
   Stock Purchase Plan (Note 8)                                                       (2)                  32
 Warrants exercised (Note 8)                        147      (3,576)               3,797                 (319)
 Accrued compensation (Note 8)                                          1,222
 Contribution of stock to ESOP (Note 10)            131                           16,969
 Accrued interest on note receivable (Note 9)                                                                               (1,375)
 Adjust redeemable common stock
   to fair market value (Note 7)                                                    (88)
 Net loss                                                                                   (12,831)

     Balance December 31, 1994     $3,000          $ 789    $11,486  $ 9,923    $118,068  $(118,256)  $(8,817) $     -   $  (8,943)


     See accompanying notes.

DynCorp and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31
(Dollars in thousands)

                                                     1994      1993      1992
Cash Flows from Operating Activities:

 Net loss                                        $(12,831)  $(13,414) $(23,342)
 Adjustments to reconcile net loss
  to net cash provided by operating activities:
    Depreciation and amortization                  27,077     19,818    19,372
    Pay-in-kind interest on Junior
      Subordinated Debentures (Note 5)             15,329     13,142     6,590
    Loss on purchase of Junior
      Subordinated Debentures (Note 5)                  -          -     2,526
    Deferred income taxes                          (2,258)       521    (2,114)
    Accrued compensation under Restricted
      Stock Plan                                    1,222      2,235     3,264
    Noncash interest income                        (1,375)    (1,158)     (910)
    Other                                           2,626     (2,820)   (2,483)
    Change in assets and liabilities, net
      of acquisitions and dispositions:
     Increase in accounts receivable and contracts
      in process                                  (16,495)    (9,698)  (14,904)
     (Increase) decrease in inventories               113       (326)      280
     (Increase) decrease in other current assets   (1,250)     1,159     2,797
     Increase (decrease) in current liabilities
      except notes payable and current portion
      of long-term debt                            (9,186)     1,161     4,268
      Cash provided (used) by operating activities  2,972     10,620    (4,656)
Cash Flows from Investing Activities:
 Sale of property and equipment                     2,406      1,422     1,262
 Proceeds received from notes receivable               98        558     1,353
 Purchase of property and equipment                (7,364)    (5,423)  (11,400)
 Increase in notes receivable (Note 9)                  -          -    (5,934)
 Increase in investments in affiliates                  -        (99)   (1,888)
 Deferred income taxes from "safe harbor"
   leases (Note 12)                                  (499)      (441)     (314)
 Assets and liabilities of acquired businesses
   (excluding cash acquired) (Notes 1 and 17)     (15,312)   (10,890)     (905)
 Other                                             (1,543)      (738)     (304)
      Cash used by investing activities           (22,214)   (15,611)  (18,130)
Cash Flows from Financing Activities:
 Purchase of Class A Preferred Stock and
  Junior Subordinated Debentures (Note 5)               -          -   (42,466)
 Treasury stock purchased (Note 8)                 (3,182)    (1,980)   (3,448)
 Payment on indebtedness                           (5,110)    (6,365)  (41,040)
 Refinancing proceeds (Note 5)                          -          -   100,000
 Deferred financing expenses (Note 5)                   -          -    (1,524)
 Dividends paid on Class A Preferred Stock              -          -      (861)
 Treasury stock sold                                  159         46       108
 Reduction in loan to Employee Stock Ownership
  Plan (Note 10)                                        -     16,116    16,099
 Sale of stock to Employee Stock Ownership
  Plan (Note 10)                                   17,100          -         -
 Other                                               (127)         -         -
      Cash provided by financing activities         8,840      7,817    26,868
Net Increase (Decrease) in Cash and Short-term
  Investments                                     (10,402)     2,826     4,082
Cash and Short-term Investments at Beginning
  of the Year                                      22,806     19,980    15,898
Cash and Short-term Investments at End
  of the Year                                    $ 12,404   $ 22,806  $ 19,980

       See accompanying notes.

        DynCorp and Subsidiaries
        Notes to Consolidated Financial Statements
        December 31, 1994

        (1) Summary of Significant Accounting Policies

        Principles of Consolidation -- All majority-owned subsidiaries have been included in the financial statements and all significant intercompany accounts and transactions have been eliminated. Outside investors' interest in the majority owned subsidiaries is reflected as minority interest. Investments less than 50% owned are accounted for using the equity method of accounting.

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

        Property and Equipment -- The Company computes depreciation and amortization using both straight-line and accelerated methods. The estimated useful lives used in computing depreciation and amortization on a straight-line basis are: building, 15-33 years; machinery and equipment, 3-20 years; and leasehold improvements, the lesser of the useful life or the term of the lease.
        Accelerated depreciation is based on a 150% declining balance method with light-duty vehicles assigned a three-year life and machinery and equipment assigned a five-year life. Depreciation and amortization expense was $8,964,000 for 1994, $9,670,000 for 1993, and $9,275,000 for 1992 (See also Note 4).

            Cost of property and equipment sold or retired and the related accumulated depreciation or amortization is removed from the accounts in the year of disposal, and any gains or losses are reflected in the consolidated statement of operations. Expenditures for maintenance and repairs are charged to expense as incurred, and major additions and improvements are capitalized.

        Intangible Assets -- At December 31, 1994, intangible assets consist of $91,824,000 of unamortized goodwill and $2,968,000 of value assigned to contracts. Goodwill is being amortized on a straight-line basis over periods up to forty years. Amortization expense (including impairment write-off in 1994; see Note 21) was $11,051,000, $3,990,000 and $2,953,000 in 1994, 1993 and 1992,
        respectively. Amounts allocated to contracts are being amortized over the lives of the contracts for periods up to ten years. Amortization of amounts allocated to contracts was $2,051,000, $3,555,000 and $4,566,000 in 1994, 1993 and 1992, respectively.
        Cumulative amortization of $27,167,000 and $33,771,000 has been recorded through December 31, 1994, of goodwill and value assigned to contracts, respectively.

            The Company assesses and measures impairment of intangible assets including goodwill based on several factors including the probable fair market value, probable future cash flows and net income and the aggregate value of the business as a whole (See Note 21, Commercial Aircraft Maintenance Facilities - Consolidation and Asset Impairment).

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

        Postretirement Health Care Benefits -- The Company provides no significant postretirement health care or life insurance benefits to its retired employees other than allowing them to continue as a participant in the Company's plans with the retiree paying the full cost of the premium. The Company has determined, based on an actuarial study, that it has no liability under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

        Postemployment Benefits -- The Company has no liability under Statement of Financial Accounting Standard 112, "Employers' Accounting for Postemployment Benefits," as it provides no benefits as defined.

        New Accounting Pronouncements -- The Financial Accounting Standards Board issued Statement 114, "Accounting by Creditors for Impairment
        of a Loan," and Statement 115, "Accounting for Certain Investments in Debt and Equity Securities," in May 1993 and Statement 119,
        "Disclosure About Derivative Financial Instruments," in October
        1994.   Statement 114 is required to be adopted in 1995 and Statements
        115 and 119 in 1994. The Company holds no significant financial instruments of the nature described in these pronouncements and therefore believes the statements will not have a material effect on its results of operations or financial condition.

            The Company has adopted Statement of Position (SOP) 93-6,"Employers Accounting for Employee Stock Ownership Plans," issued in November
        1993 and effective for financial statements issued after December 15, 1993.

        Consolidated Statement of Cash Flows -- For purposes of this Statement, short-term investments which consist of certificates of deposit and government repurchase agreements with a maturity of ninety days or less are considered cash equivalents.

            Cash paid for income taxes was $1,567,000 for 1994, $1,232,000 for 1993 and $4,054,000 for 1992.

            Cash paid for interest, excluding the interest paid under the Employee Stock Ownership Plan term loan, was $11,098,000 for 1994, $11,706,000 for 1993 and $17,212,000 for 1992.



            Noncash investing and financing activities consist of the following (in thousands):

                                                           1994    1993   1992
            Acquisitions of businesses:
               Assets acquired                          $31,302 $31,675$ 3,524
               Liabilities assumed                      (15,990)(17,198)(1,248)
               Stock issued                                   -  (2,200)     -
               Notes issued and other liabilities             -  (1,382)  (592)
               Cash acquired                                  -      (5)  (779)
               Net cash                                  15,312  10,890    905
            Pay-in-kind interest on Junior
             Subordinated Debentures (Note 5)            15,329  13,142  6,590
            Unissued common stock under
             restricted stock plan (Note 8)               1,222   2,235  3,264
            Capitalized equipment leases
             and notes secured by property and equipment  3,088   5,294  1,792
            Mortgage note assumed (Note 5)                    -       - 19,456

        (2)   Fair Value of Financial Instruments

            The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

            Accounts Receivable and Accounts Payable - The carrying amount of accounts receivable and accounts payable approximates their fair value due to the short maturity of these instruments.

            Notes and long-term receivables - The carrying value is net of valuation allowances and approximates the fair value of those instruments.

            Investments (included in "Other Assets") - The Company had an investment in convertible debentures and preferred stock of an untraded company. Based on the financial statements of this business, the carrying value of these investments approximated their fair value.

            Long-term debt and other liabilities - The fair value of the Company's long-term debt is based on the quoted market price for its Junior Subordinated Debentures and the current rate as if the issue date was December 31, 1994 for its Collateralized Notes. For the remaining long-term debt (see Note 5) and other liabilities the carrying amount approximates the fair value. Cummings Point Industries, Inc. Note Receivable - The carrying value approximates the fair value. (See Note 9.)


          The estimated fair values of the Company's financial instruments are as follows (in thousands):



                                     1994                     1993
                               Carrying   Fair        Carrying   Fair
                                Amount    Value        Amount    Value
Cash and short-term
  investments                 $ 12,404  $12,404      $ 22,806 $ 22,806
Accounts receivable            208,519  208,519       177,470  177,470
Notes and long-term receivables  1,987    1,987           509      509
Investments                          -        -         2,000    2,000
Accounts Payable                25,529   25,529        25,376   25,376
Long-term debt and other
  liabilities                  232,830  228,951       218,758  229,012
Cummings Point note receivable   8,943    8,943         7,568    7,568




        (3)  Accounts Receivable and Contracts in Process

          The components of accounts receivable and contracts in process were as follows (in thousands):


                                                       1994          1993
U.S. Government:
 Billed and billable                                 $111,950      $ 83,822
 Recoverable costs and accrued profit on progress
    completed but not billed                           28,546        25,473
 Retainage due upon completion of contracts             4,046         1,287
                                                      144,542       110,582
 Commercial Customers:
  Billed and billable (less allowances for doubtful
   accounts of $3,992 in 1994 and $1,469 in 1993)      49,786        43,660
  Recoverable costs and accrued profit on progress
   completed but not billed                            14,191        23,228
                                                       63,977        66,888
                                                     $208,519      $177,470

          Billed and billable include amounts earned and contractually billable at year-end but which were not billed because customer invoices had not yet been prepared at year-end. Recoverable costs and accrued profit not billed is composed primarily of amounts recognized as revenues, but which are not contractually billable at the balance sheet dates.

          The Company performs substantial services for the commercial aviation industry. Receivables from domestic and foreign airline and leasing companies were approximately $35,226,000 and $38,700,000 at December 31, 1994 and 1993, respectively.

        (4)     Depreciation of Property and Equipment

          During 1994 the Company revised its estimate of the useful lives of certain of the Commercial Sector's machinery and equipment to conform to its actual experience with fixed asset lives. It was determined the useful lives of these assets ranges from three to ten years as compared to the two to seven year lives previously utilized. The effect of this change was to reduce depreciation expense and net loss for the year ended December 31, 1994 by approximately $2,115,000 or $0.31 per share.

        (5)  Long-term Debt

          At December 31, 1994 and 1993, long-term debt consisted of (in thousands):

                                                            1994        1993
Contract Receivable Collateralized Notes,
  Series 1992-1                                           $100,000    $100,000
Junior Subordinated Debentures, net of
  unamortized discount of $4,793 and $5,175                102,658      86,947
Mortgages payable (see Note 20)                             22,285      23,416
Notes payable, due in installments through
  2002, 9.98% weighted average interest rate                 6,993       6,689
Capitalized equipment leases                                 2,016       3,210
                                                           233,952     220,262
Less current portion                                         3,344       3,837
                                                          $230,608    $216,425

          Debt maturities as of December 31, 1994, were as follows (in thousands):

             1995 ($18,206 extinguished with non-current assets    $ 21,550
                   subsequent to December 31, 1994, Note 20)
             1996                                                     2,995
             1997                                                   102,327
             1998                                                     1,317
             1999                                                       339
             Thereafter                                             105,424
                                                                   $233,952

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

          Upon receiving the proceeds from the sale of the Notes, DFC purchased from the Company an initial pool of receivables for $70,601,000, paid $1,524,000 for expenses and deposited $3,000,000 into a reserve fund account and $24,875,000 into a collection account with Bankers Trust Company as Trustee pending additional purchases of receivables from the Company. Of the proceeds received from DFC, the Company used $38,112,000 to pay the outstanding balances of the Employee Stock Ownership Plan term loan and revolving loan facility under the Restated Credit Agreement and $33,280,000 was used for the redemption of all of the outstanding Class A Preferred Stock plus accrued dividends (the redemption price per share was $25.00 plus accrued dividends of $.66). The Company expensed $1,432,000 (reported as an extraordinary loss) of unamortized deferred debt expense pertaining to the term loan and revolving loan facility which was paid in full. The Company also charged $8,047,000 of unamortized discount and deferred issuance costs associated with the redemption of the Class A Preferred Stock to paid-in surplus.

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

          At December 31, 1994, $8,748,000 of cash and short-term investments and $124,220,000 of accounts receivable are restricted as collateral for the Notes.

          In September 1994, the Company negotiated an agreement which provides for a $5,000,000 revolving letter of credit facility. Advances under the letter of credit will bear interest at a per annum interest rate equal to 1% plus the prime interest rate established by the bank. For each letter of credit issued, the Company must assign a cash collateral deposit in favor of the bank for 100% of the face value of the letter of credit. The Company will pay a fee of 1.5% per annum computed on the face amount of the letter of credit for the period the letter of credit is scheduled to be outstanding. As of December 31, 1994, $2,900,000 was on deposit in conjunction with this letter of credit.

          The Junior Subordinated Debentures (Debentures) mature on June 30, 2003, and bear interest of 16% per annum, payable semi-annually. The effective interest rate, considering the original issue discount, is 19.4%. The Company may, at its option, prior to September 9, 1995, pay the interest either in cash or issue additional Debentures. The Debentures are subject to annual mandatory redemption beginning June 30, 1999. The Company may, at its option, redeem in whole or in part, at any time, the Debentures at their face value plus accrued interest. During 1994, 1993 and 1992, $15,329,000, $13,142,000 and
        $6,590,000, respectively, of additional Debentures were issued in lieu of cash interest payments.

          Using a lottery selection method, the Company called for partial redemption of $10,000,000 face value plus accrued interest for cash redemption on August 10, 1992. The lottery resulted in redeeming $9,698,000 face value of the Debentures. Open market purchases during 1992 retired $219,000 of the Debentures. The related unamortized discount, deferred debt expense and other expenses, net of applicable income taxes, were reported as an extraordinary loss in 1992.

          The Company obtained title to its corporate office building on July 31, 1992 by assuming a mortgage of $19,456,000. At the Company's option, the interest on the mortgage may be computed from time to time under one of three methods based on the Certificate of Deposit Rate, LIBOR Rate or the Prime Rate, all as defined. Also, the Company was required to pay additional interest through May 27, 1993. The additional interest was the difference between a fixed rate of 9.36% and a floating rate based upon an imputed amount of $31,900,000. The original mortgage maturity date was May 27, 1993; however, as provided, the Company extended the mortgage to March 27, 1995 with an increase in the interest rate of 1/2% per annum plus an extension fee (based on the principal amount of the mortgage outstanding) of .42% on May 27, 1993 and .50% on March 27, 1994, all as defined (see Note 20 Subsequent Events).

          The Company acquired the Alexandria, VA headquarters of Technology Applications, Inc. on November 12, 1993, in conjunction with the acquisition of TAI. A mortgage of $3,344,000 bearing interest at 8% per annum was assumed. Payments are made monthly and the mortgage matures in April 2003. Additionally, a $1,150,000 promissory note was issued. The note bears interest at 7% per annum. Payments under the note shall be made quarterly through October 1998.

          Deferred debt issuance costs are being amortized using the effective interest rate method over the terms of the related debt. At December 31, 1994, unamortized deferred debt issuance costs were $1,015,000 and amortization for 1994, 1993 and 1992 was $324,000,
        $328,000 and $420,000, respectively.

        (6)  Accrued Expenses

          At December 31, 1994 and 1993, accrued expenses consisted of the following (in thousands):
                                                        1994     1993

          Salaries and wages                        $ 51,180 $ 43,698
          Insurance                                    9,675   17,202
          Interest                                     4,716    6,233
          Payroll and miscellaneous taxes             10,205   10,412
          Accrued contingent liabilities and
               operating reserves                     24,586   19,028
          Other                                        9,729    9,005
                                                    $110,091 $105,578
        (7)  Redeemable Common Stock

          In conjunction with the acquisition of Technology Applications, Inc. in November 1993, the Company issued put options on 125,714 shares of common stock. The holder may, at any time commencing on December 31, 1998 and ending on December 31, 2000, sell these shares to the Company at a price per share equal to the greater of $17.50; or, if the stock is publicly traded, the market value at a specified date; or, if the Company's stock is not publicly traded, the fair market value at the time of exercise.

        (8)   Stockholders' Equity

          Class C Preferred Stock is convertible, at the option of the holder, into one share of common stock, adjusted for any stock splits, stock dividends or redemption. At conversion, the holders of Class C Preferred Stock are also entitled to receive such warrants as have been distributed to the holders of the common stock. Dividends accrue at an annual rate of 18%, compounded quarterly. At December 31, 1994, cumulative dividends of $6,948,000 have not been recorded or paid. Dividends will be payable only when cash dividends are declared with respect to common stock and only in an aggregate amount equal to the aggregate amount of dividends that such holders would have been entitled to receive if such Class C Preferred Stock had been converted into common stock. Each holder of Class C Preferred Stock is entitled to one vote per share on any matter submitted to the holders of common stock for stockholder approval. In addition, so long as any Class C Preferred Stock is outstanding, the Company is prohibited from engaging in certain significant transactions without the affirmative vote of the holders of a majority of the outstanding Class C Preferred Stock.

          The Company initially issued warrants to the Class C Preferred stockholders and to certain common stockholders to purchase a maximum of 5,891,987 shares of common stock of the Company. Each warrant is exercisable to obtain one share of common stock. The stockholder may exercise the warrant and pay in cash the exercise price of $0.25 for one share of common stock or may sell back to the Company a sufficient number of the exercised shares to equal the value of the warrants to be exercised. (The shares sold back to the Company during 1994 were valued by the Board of Directors at $11.86 per share.) During 1994, 1,471,470 warrants were exercised. Rights under the warrants lapse no later than September 9, 1998.

          The Company has a Restricted Stock Plan (the Plan) under which management and key employees may be awarded shares of common stock based on the Company's performance. The Company initially reserved 1,023,037 shares of common stock for issuance under the Plan. Under the Plan, Restricted Stock Units (Units) are granted to participants who are selected by the Compensation Committee of the Board of Directors. Each Unit will entitle the participant upon achievement of the performance goals (all as defined) to receive one share of the Company's common stock. Units cannot be converted into shares of common stock until the participant's interest in the Units has vested. Vesting occurs upon completion of the specified periods as set forth in the Plan. In 1994, 1993 and 1992, the Company accrued as compensation expense $1,222,000, $2,235,000 and $3,264,000, respectively, under the Plan which was charged to cost of services and corporate administrative expenses.

          The Company had a Management Employees Stock Purchase Plan (the Stock Purchase Plan) whereby employees in management, supervisory or senior administrative positions could purchase shares of the Company's common stock along with warrants at current fair value.
        The Board of Directors was responsible for establishing the fair value for purposes of the Stockholders Agreement and the Management Employees Stock Purchase Plan. The Stock Purchase Plan was discontinued in 1994. Treasury stock, which the Company acquired from terminated employees who had previously purchased the stock from the Company, was issued to employees purchasing stock under the Stock Purchase Plan.

          In accordance with ERISA regulations and the Employee Stock Ownership Plan Documents, the ESOP Trust or the Company are obligated to purchase vested common stock shares from ESOP participants (see
        Note 10) at the fair value (as determined by an independent appraiser) as long as the Company's common stock is not publicly
        traded.   Participants receive their vested shares upon retirement,
        becoming totally disabled, or death, over a period of one to five years and for other reasons of termination over a period of one to
        ten years, all as set forth in the Plan.   In the event the fair
        value of a share is less than $27.00, the Company is committed to pay through December 31, 1996, up to an aggregate of $16,000,000, the difference (Premium) between the fair value and $27.00 per share. As of December 31, 1994, the Company has purchased 427,307 shares from participants and has expended $3,969,000 of the $16,000,000 commitment. Based on the fair value of $18.20 per share at December 31, 1994, the Company estimates a total Premium of $8,500,000 and an aggregate annual commitment to repurchase shares from the ESOP participants upon death, disability, retirement and termination as follows; $5,400,000 in 1995, $4,000,000 in 1996, $3,300,000 in 1997,
        $6,300,000 in 1998, $5,800,000 in 1999 and $58,800,000 thereafter.
        The fair value is charged to Treasury Stock at the time of repurchase. The estimated Premium of $8,500,000 has been recorded as Other Expense in the Consolidated Statement of Operations in 1989 through 1994 (see Note 11).

          Under the DynCorp Stockholders Agreement which expired on March 11, 1994, the Company was committed, upon an employee's termination of employment, to purchase common stock shares held by employees pursuant to the merger (Management Investor Shares), through the Stock Purchase Plan or through the Restricted Stock Plan. The share price at December 31, 1994 for Management Investor shares and Stock Purchase shares was $14.60 per common share and $14.35 ($14.60 per common share less warrant exercise price of $0.25) for each unexercised warrant. The price established for each Restricted Stock Plan common share is the fair market value as set forth in the appraisal of shares held by the ESOP. At December 31, 1994, 262,914 common shares were outstanding and 1,755,397 warrants were unexercised. The share price for Restricted Stock Plan shares ($18.20 at December 31, 1994) is the fair value as set forth in the appraisal of shares held by the ESOP. However, the Company may not purchase more than $250,000 of Management Investor shares or Restricted Stock shares in any fiscal year without the approval of the Class C Preferred stockholders. A new Stockholders' agreement, adopted March 11, 1994, contains similar repurchase obligations and expires March 10, 1999.


        (9)   Cummings Point Industries Note Receivable

             The Company loaned $5,500,000 to Cummings Point Industries, Inc. ("CPI"), of which Capricorn Investors, L.P. ("Capricorn") owns more than 10%. The indebtedness is represented by a promissory note (the "Note"), bearing interest at the annual rate of 17%, which provides that interest is payable quarterly but that interest payments may not be payable in cash but may be added to the principal of the Note.
        The Note is subordinated to all senior debt of CPI. The Note, which was issued February 12, 1992, was due three months thereafter; however, the Company, at its option, has extended and may further extend the maturity date in three month increments to no later than February 12, 1996. By separate agreement and as security to the Company, Capricorn has agreed to purchase the Note from the Company upon three months' notice, for the amount of outstanding principal plus accrued interest. As additional security, Capricorn's purchase obligation is collateralized by certain common stock and warrants issued by the Company and owned by Capricorn. The note has been reflected as a reduction in stockholders' equity.

        (10)  Employee Stock Ownership Plan

          In September 1988, the Company established an Employee Stock Ownership Plan (the Plan). The Company borrowed $100 million and loaned the proceeds, on the same terms as the Company's borrowings, to the Plan to purchase 4,123,711 shares of common stock of the Company (the "ESOP loan"). The common stock purchased by the Plan was held in a collateral account as security for the ESOP loan from the Company. The Company was obligated to make contributions to the Plan in at least the same amount as required to pay the principal and interest installments under the Plan's borrowings. The Plan used the Company contributions to repay the principal and interest on the ESOP loan. As the ESOP loan was liquidated, shares of the Company's common stock were released from the collateral account and allocated to participants of the Plan. As of December 31, 1993, the loan has been fully repaid.

          In accordance with subsequent amendments to the Employee Stock Ownership Plan, the Company contributed an additional 25,000 shares of common stock in December 1993 and in 1994 contributed cash of $17,435,000 which the ESOP used to acquire 1,312,459 shares and to pay interest and administrative expenses. The Company has an agreement in principle with the ESOP to contribute up to $18,000,000 in cash or stock in 1995 to satisfy its funding obligations.

          The Plan covers a majority of the employees of the Company. Participants in the Plan become fully vested after four years of service. All of the 5,461,170 shares acquired by the ESOP have been either issued or allocated to participants as of December 31, 1994. The Company recognizes ESOP expense each year based on contributions committed to be made to the Plan. The Company's cash contributions were determined based on the ESOP's debt service and other expenses. Stock contributions are determined in accordance with the amended agreement. In 1994, cash contributions to the ESOP were $17,435,000; 1993 cash and stock contributions were $16,608,000 and $437,000 respectively, and 1992 cash contributions were $17,275,000. These amounts were charged to cost of services and selling and corporate administrative expenses (including interest on the ESOP term loan of $491,000 and $1,450,000 in 1993 and 1992, respectively).


        (11)  Other Expenses
                                             Years Ended December 31,
                                                  (In thousands)
                                               1994    1993     1992
             Amortization of costs in excess
               of net assets acquired        $3,813  $4,830  $ 3,793
             Provision for nonrecovery of
                receivables                   2,526   1,141      965
             ESOP Repurchase Premium (Note 8) 1,323   1,507    2,787
             Write-off of investment in
               unconsolidated subsidiary (a)  3,250       -        -
             Legal and other expense accruals
               associated with an acquired
                business                     (1,830)  2,070        -
             Environmental costs of divested
               businesses                      (347)    366    1,000
             Gain on sale of warrants obtained in
               divestitures                       -       -     (756)
             Other divested business
               adjustments                    2,665     (73)  (1,600)
             Miscellaneous                     (466)   (517)    (329)
                  Total Other               $10,934  $9,324  $ 5,860

          (a) In June 1994 the Company paid an additional $1,250,000 to increase its holdings in an unconsolidated subsidiary from 40% to 50.1% and the subsidiary concurrently borrowed $6.0 million from another investor. The total acquisition cost exceeded the underlying equity in net assets by $2,582,000. The subsidiary's stockholders' agreement defined certain trigger events which, upon their occurrence, transferred control of the subsidiary from DynCorp to the other shareholders. These trigger events occurred in the fourth quarter of 1994 and the subsidiary's lenders called the loans in 1995. These actions, coupled with financial and cash flow projections provided by the subsidiary's management, have caused the Company to determine that its investment has been permanently impaired. As such, $3,250,100 representing the investment and excess purchase price has been charged to Other Expense.



        (12)  Income Taxes

          The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

          Earnings (loss) before income taxes and minority interest (but including extraordinary item - see Note 5) were derived from the following (in thousands):

                                            1994        1993         1992
          Domestic operations           $(15,297)   $(11,240)    $(23,378)
          Foreign operations              (1,610)        107          204
                                        $(16,907)   $(11,133)    $(23,174)

          The provision (benefit) for income taxes (and including extraordinary item - see Note 5) consisted of the following (in thousands):

                                               1994      1993      1992
Current:

 Federal                                   $(3,061) $    723  $    416
 Foreign                                        54       170       168
 State                                          59       (85)      193
                                            (2,948)      808       777

Deferred:
 Federal                                     (2,199)     500      (416)
 State                                          (59)      21      (193)
                                             (2,258)     521      (609)
Total                                       $(5,206) $ 1,329  $    168


          The components of and changes in deferred taxes are as follows (in thousands):

                                                              Deferred             Deferred               Deferred
                                                    Dec. 31,  Expense    Dec. 31,  Expense    Dec. 31,   Expense
                                                     1994     (Benefit)    1993    (Benefit)  1992       (Benefit)


Increase due to federal rate change                $   402    $   -      $  402    $ (402)    $   -      $   -
Benefit of state tax on temporary differences
 and state net operating loss carryforwards          5,574       (716)     4,858   (1,135)      3,723      (2,211)
Benefit of foreign, targeted jobs and AMT
 tax credit carryforwards                            2,812       (282)     2,530   (1,073)      1,457        -
Difference between book and tax method of
 accounting for depreciation and amortization         (167)      (223)      (390)   1,020         630        (398)
Difference between book and tax method of
 accounting for income on U.S. Government
 contracts                                          (9,395)       551     (8,844)   1,195      (7,649)      2,988
Deferred compensation expense                        4,069      1,347      5,416     (113)      5,303      (2,344)
Operating reserves and other accruals               25,389     (7,816)    17,573   (2,644)     14,929      (6,200)
Difference between book and tax method of
 accounting for certain employee benefits              496        223        719   (1,243)       (524)         73
Amortization of intangibles                         (1,073)       925       (148)    (204)       (352)       (945)
Other, net                                            (234)        55       (179)     173          (6)        186
Net deferred tax asset before
 valuation allowance                                 27,873    (5,936)    21,937   (4,426)     17,511      (8,851)
Federal valuation allowance                         (14,262)    2,962    (11,300)   3,812      (7,488)      6,031
State valuation allowance                            (5,574)      716     (4,858)   1,135      (3,723)      2,211
 Total temporary differences affecting
  tax provision                                       8,037    (2,258)     5,779      521       6,300        (609)
Deferred taxes from "safe harbor"
 lease transactions                                  (6,549)     (499)    (7,048)    (441)     (7,489)       (314)
Net deferred tax asset (liability)                 $  1,488   $(2,757)   $(1,269)  $   80     $(1,189)   $   (923)


              The tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. Federal income tax rate to the pre-tax loss amounts. The differences can be reconciled as follows (in thousands):

                                                    1994      1993      1992
Expected Federal income tax benefit               $(5,917)  $(3,785)  $(7,879)
Valuation allowance                                 2,962     3,812     6,031
State and local income taxes, net of
 Federal income tax benefit                            -        (42)        -
Reversal of tax reserves for IRS examination       (4,069)        -         -
Nondeductible amortization of intangibles
 and other costs                                    2,331     1,552     2,300
Foreign income tax                                     54        84        99
Foreign, targeted job and fuel tax credits           (734)     (359)     (222)
Other, net                                            167        67      (161)
     Tax provision (benefit)                      $(5,206)   $1,329   $   168

              During 1994, the Company reached a favorable settlement with the IRS of disputes over tax deductions related to the leveraged buyout in 1988. This settlement was formally approved by the IRS in February 1995. Applicable tax reserves were reversed in the fourth quarter of 1994.

              In 1994, the federal tax benefit resulted from reversal of tax reserves for the IRS examination and the tax benefit for operating losses, net of a valuation allowance, less the federal tax provision of a majority owned subsidiary required to file a separate. Federal return. In 1993 and 1992 the Company did not record any Federal income tax benefit because of the uncertainty regarding the the level of future income. The Federal tax provision recognized in those years was that of a majority owned subsidiary which is required to file a separate return. Additionally, the Company recognized a foreign income tax provision in 1994, 1993 and 1992 and a state tax credit in 1992.

              The Company's U.S. Federal income tax returns have been cleared through 1984. The Internal Revenue Service completed an examination of the Company's tax returns for the period 1985-88 and proposed several adjustments, the most significant of which related to deductions taken by the Company for expenses incurred
          in the 1988 leveraged buyout.   The Company and the IRS settled
          these proposed adjustments in 1994. Taxes and accrued interest associated with these adjustments, which have not yet been assessed, are approximately $6,000,000.

              The Company has state net operating losses and various tax credit carryforwards available to offset future taxable income and income taxes. Following are the net operating losses and foreign, targeted jobs and AMT tax credits by year of expiration (in thousands):

Year of           ATM Tax  Targeted Jobs    Foreign         State Net
Expiration        Credits   Tax Credits   Tax Credits   Operating Losses
1996                                          81
1998                                                         6,254
1999                                         272
2000                                                           338
2003                                                            55
2006                             249
2007                             314
2008                             119                        16,302
2009                             118
No Expiration       1,659
                   $1,659     $  800       $ 353           $22,949

          (13)  Pension Plans

          Union employees who are not participants in the ESOP are covered by multiemployer pension plans under which the Company pays fixed amounts, generally per hours worked, according to the provisions of the various labor contracts. In 1994, 1993 and 1992, the Company expensed $2,440,000, $2,400,000 and $2,693,000, respectively, for these plans. Under the Employee Retirement Income Security Act of 1974 as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan's unfunded vested benefits liability. Based on information provided by the administrators of the majority of these multiemployer plans, the Company does not believe there is any significant amount of unfunded vested liability under these plans.

          The Company makes contributions to a defined benefit pension plan for employees working on one U.S. government contract. The plan is accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87. The pension plan had assets of $6,761,000 and projected benefit obligations of $7,607,000 at September 30, 1994 (the plan's fiscal year end). This pension plan remains in effect regardless of changes in contractors which may occur as a result of the recompetition process.

        (14)  Loss Per Common Share

          Primary loss per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. In addition, 1994 and 1993 include as outstanding common stock, shares earned and vested but unissued under the Restricted Stock Plan. For years 1994, 1993 and 1992 the outstanding warrants and shares which would be issued under the assumed conversion of Class C Preferred Stock have been excluded from the calculation of loss per share as their effect is antidilutive because of the losses incurred during the periods (see also Note 8). The loss per common share for 1994, 1993 and 1992 includes the effect of the unpaid dividends on the Class C Preferred Stock ($1,606,000 in 1994, $1,347,000 in 1993 and $1,129,000 in
        1992) and, in addition, for 1992 the dividends paid on Class A Preferred Stock. The average number of shares used in determining primary loss per share was 6,802,012 in 1994, 5,141,319 for 1993 and 5,102,621 for 1992.

        (15)  Incentive Compensation Plans

          The Company has several formal incentive compensation plans which provide for incentive payments to officers and key employees. Incentive payments under these plans are based upon operational performance, individual performance, or a combination thereof, as defined in the plans. Incentive compensation expense was $7,979,000 for 1994, $7,067,000 for 1993 and $6,058,000 for 1992.

        (16)  Leases

          The Company has capitalized all significant leases which meet the criteria for classification as capital leases, principally leases for vehicles and equipment. Capitalized leases are amortized over the shorter of the useful lives of the assets or the lease term.

          Future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year at December 31, 1994 and capitalized leases are summarized below:

                                                       Operating  Capitalized
                                                         Leases      Leases
          Years Ending December 31,
            1995                                          $11,174   $ 1,021
            1996                                            8,659       661
            1997                                            7,572       509
            1998                                            6,672       105
            1999                                            5,844         -
            Thereafter                                     12,093         -
          Total minimum lease payments                    $52,014     2,296
            Less interest on capitalized leases                         281
          Present value of capitalized leases
              as of December 31, 1994 (Note 5)                      $ 2,015

          Net rent expense for leases, excluding amounts for capitalized leases, was $22,117,000 for 1994, $16,553,000 for 1993 and
        $14,706,000 for 1992.


        (17)  Acquisitions

          On October 31, 1994, the Company acquired all of the issued and outstanding shares of stock of CBIS Federal Inc. (CBIS) for a cash payment of $8,159,000 including out of pocket costs. CBIS, headquartered in Fairfax, Virginia, provides a full range of services across the life cycle of information solutions and services primarily to federal government civilian agencies and also to the Department of Defense and state and local governments. The acquisition was accounted for as a purchase and $5,868,000 of goodwill was recorded which will be amortized over 40 years.

          On November 12, 1993 the Company acquired Technology Applications, Inc. Aggregate cash paid, notes issued and mortgages assumed totaled $11,419,000 and 125,714 shares of common stock valued at $2,200,000 were issued. The Company also acquired certain assets of Science Management Corporation ("SMC") and NMI Systems Inc. ("NMI") on February 18, 1993 and December 10, 1993, respectively, for an aggregate of $5,352,000 in cash, notes and other liabilities.
        The 1993 acquisitions were accounted for as purchases.
        Goodwill of $6,083,000 was recorded and is being amortized over periods up to 40 years. The allocation period for the NMI acquisition still remains open at December 31, 1994 pending resolution of certain billing rates used on U.S. Government contracts.

           Consolidated revenues, loss before extraordinary item, net loss and loss per share for the years ended December 31, 1994 and 1993, adjusted on an unaudited pro forma basis as if the above acquisitions had been consummated at the beginning of the respective periods, are as follows (in thousands except per share amounts):


                                                   1994              1993

          Revenues                              $1,074,060         $1,066,043
          Loss before extraordinary item        $ ( 12,050)        $  (12,282)
          Net loss for common stockholders      $  (13,656)        $  (13,629)
          Net loss per common share             $    (2.01)        $    (2.71)

            Additionally, in June 1994, the Company paid an aggregate $4.0 million for a 25% interest in each of Composite Technology, Inc.
        (CTI) and Gateway Passenger Services, L.P. Goodwill of $1,750,000 was recorded and will be amortized over periods up to 40 years.


        (18)  Commitments, Contingencies and Litigation

          The Company is involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain environmental, personal injury, tax and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company has denied, or believes it has a basis to deny liability, and in some cases has offsetting claims against the plaintiffs or third parties.

          Damages currently claimed by the various plaintiffs for these items which may not be covered by insurance aggregate approximately $22,000,000 (including compensatory and possible punitive damages and penalties).

          A former subsidiary, which discontinued its business activities in 1986, has been named as one of many defendants in civil lawsuits which have been filed in various state courts against manufacturers, distributors and installers of asbestos products. (The subsidiary had discontinued the use of asbestos products prior to being acquired by the Company.) The Company has also been named as a defendant in several of these actions. At the beginning of 1992, 403 claims had been filed and during the year 1,785 additional claims were filed with 73 claims being settled. In 1993, 709 additional claims were filed and 1,273 were settled. In 1994, 1,135 new claims were filed with 353 claims being settled. Defense has been tendered to and accepted by the Company's insurance carriers. The former subsidiary was a nonmanufacturer that installed or distributed industrial insulation products. Accordingly, the Company strongly believes that the subsidiary has substantial defenses against alleged secondary and indirect liability. The Company has provided a reserve for the estimated uninsured legal costs to defend the suits and the estimated cost of reaching reasonable no-fault liability settlements. The amount of the reserve has been estimated based on the number of claims filed and settled to date, number of claims outstanding, current estimates of future filings, trends in costs and settlements, and the advice of the insurance carriers and counsel.

          The Company has retained certain liability in connection with its 1989 divestiture of its major electrical contracting business, Dynalectric Company ("Dynalectric"). The Company and Dynalectric were sued in 1989 by a former Dynalectric subcontractor. The subcontractor has alleged that its subcontract to furnish certain software and services in connection with a major municipal traffic signalization project was improperly terminated by Dynalectric Company and that Dynalectric is liable to the former subcontractor for a variety of additional claims, the aggregate dollar amount of which have not been formally recited in the subcontractor's complaint. Dynalectric has also filed certain counterclaims against the former subcontractor. The Company and Dynalectric believe that they have valid defenses, and/or that any liability would be more than offset by recoveries under the counterclaims. The Company has established reserves for the contemplated defense costs and for the cost of obtaining enforcement of arbitration provisions contained in the contract.

          The Company is a party to other civil lawsuits which have arisen in the normal course of business for which potential liability, including costs of defense, are covered by insurance policies.

          The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. government and as such are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. In management's opinion, there are no outstanding issues of this nature at December 31, 1994 that would have a material adverse effect on the Company's consolidated financial position or results of operations.

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

          The Company is highly leveraged, and its ability to meet its future debt service and working capital requirements is dependent upon increased future earnings and cash flow from operations, the expansion of an accounts receivable facility financing, continuation of ESOP stock purchases in lieu of cash retirement contributions and the reduction of its debt expense.


        (19)  Business Segment

          The Company operates in one line of business: that of providing management, technical and professional services to industry and government organizations primarily to support the customers' facilities and/or operations on a turn-key (full) service basis.

          The Company has no significant foreign operations or assets outside the United States. The largest single customer of the Company is the U.S. Government. The Company had prime contract revenues from the U.S. Government of $723 million in 1994, $663 million in 1993 and $674 million in 1992. Included in revenues from the U.S. Government are revenues from the Department of Defense of $551 million in 1994, $543 million in 1993 and $538 million in 1992. No other customer accounted for more than 10% of revenues in any year.

        (20)  Subsequent Events

          On February 7, 1995, the Company sold its Corporate headquarters to RREEF America Reit Corp. C and entered into a 12-year lease with RREEF as the landlord. The proceeds from the sale-leaseback were used to satisfy the mortgage on the building which was due to mature on March 27, 1995. Since the Company had the intent to discharge its obligation under the mortgage with noncurrent assets, the amount has been included in long-term debt at December 31, 1994.

          In separate transactions on January 20 and February 7, 1995, the Company secured $24 million of equipment financing. The proceeds raised will serve to reduce the balance of the 16% Subordinated Debentures outstanding.

        (21)  Aircraft Maintenance Facilities - Consolidation and Asset
              Impairment

           The Company continues to evaluate its alternatives in respect to the unsatisfactory performance by the Commercial Sector's aircraft maintenance unit which posted its fourth consecutive year of operating losses. The Company has engaged an investment advisor to market the maintenance unit. The status of the unit presently remains unresolved pending the outcome of discussions with potential investors and a major customer. These discussions could result in one of a number of alternatives, including the consummation of a joint venture, the procurement of long-term contracts, sale of the entire unit or, worst case, the failure to negotiate any transaction at all. Current management projections indicate that the maintenance unit should be profitable in 1995. The Company believes that if it is unable to consummate a satisfactory resolution through any of these alternatives, the most likely course of action would be to consolidate its operations by closing one of the heavy maintenance facilities. In management's opinion, no single alternative (i.e. entering into a joint venture, the curtailment of operations or shut down of one or more facilities, or the divestiture of the unit as a whole) is more or less likely to occur; however, the Company believes that it has suffered at least a partial impairment of its investment in this unit. Accordingly, it has recorded an estimate of the applicable goodwill ($5.2 million) and other assets ($4.3 million) that would be written down in the event the consolidation or shut-down of one of the facilities becomes necessary. This does not fully reserve for the potential write-off that would be necessary for the complete closure or sale of the business in the event that the Company is unable to curtail the operating losses in the future.

        Selected financial operating data of the commercial aircraft maintenance unit is as follows (in thousands except number of employees):

                                           1994     1993     1992
          Revenues                      $73,045  $57,288  $74,253
          Operating losses              $(5,351) $(6,629) $  (428)
          Asset impairment provision    $(9,492) $     -  $     -
          Net assets (after write-down)
            including Goodwill
            at December 31              $30,315  $44,354  $43,328

          Backlog at December 31        $12,730  $11,368  $     -
          Number of employees               634      701      631


     (22)  Quarterly Financial Data (Unaudited)

             A summary of quarterly financial data for 1994 and 1993 is as follows (in thousands, except per share data):

                                              1994 Quarters                                 1993 Quarters
                                First     Second        Third      Fourth       First     Second      Third      Fourth

Revenues                        $259,537  $248,551      $244,928   $269,056     $231,560  $235,567    $239,013   $247,005
Gross profit                      10,815    11,757         8,892     12,404        6,726     9,507       8,219     15,104
Earnings (loss) before income
  taxes and minority interest     (1,156)     (259)       (3,686)   (11,806)      (6,015)   (2,548)     (2,953)       383
Minority interest                    249       311           226        344          118       386         113        335
Net loss for common stockholders  (1,589)     (930)       (4,245)    (6,067)      (6,186)   (2,979)     (3,854)      (395)

Loss per common share:
 Primary and fully diluted:
  Net loss for common
         stockholders              (0.36)    (0.21)        (0.59)     (0.82)       (1.26)    (0.65)      (0.82)     (0.15)

     Quarterly data may not equal annual totals due to rounding


     ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

             None