Form 10-Q
period 1995-03-30
DYNCORP
filed 1995-05-15
CIK 30770

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          (Mark One)
          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended                 March 30, 1995

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

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,712,142 shares of common stock having a par value of $0.10 per share were outstanding at March 30, 1995.


                                       DYNCORP

                                        INDEX


          PART I.  FINANCIAL INFORMATION

               Consolidated Condensed Balance Sheets -
                   March 30, 1995 and December 31, 1994

               Consolidated Condensed Statements of Operations -
                   Three Months Ended March 30, 1995 and March 31, 1994

               Consolidated Condensed Statements of Cash Flows -
                   Three Months Ended March 30, 1995 and March 31, 1994

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

               Item 1.  Legal Proceedings

               Item 6.  Exhibits and Reports on Form 8-K

               Signatures

               Exhibit 11 - Computations of Earnings Per Common Share


                            PART I. FINANCIAL INFORMATION

                               DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                         MARCH 30, 1995 AND DECEMBER 31, 1994
                                (Dollars in Thousands)

                                       UNAUDITED

                                        ASSETS

                                                         March 30, December 31,
                                                            1995       1994
        Current Assets:
          Cash and short-term investments (including
            restricted cash of $16,834 in 1995 and
            $8,748 in 1994)                              $ 28,035     $ 12,404
          Notes and current portion of long-term              524          393
            receivables
          Accounts receivable and contracts in process
            (net of allowance for doubtful accounts
            of $4,075 in 1995 and $3,992 in 1994)
            (Note 3)                                      200,802      208,519
          Inventories of purchased products and
            supplies, at lower of cost (first-in,
            first-out) or market                            6,086        6,354
          Other current assets                              9,600        7,792
             Total current assets                         245,047      235,462

        Long-Term Receivables                               1,429        1,594

        Property and Equipment (net of accumulated
            depreciation and amortization of $38,066
            in 1995 and $48,156 in 1994) (Note 4)          33,943       60,362

        Intangible Assets (net of accumulated amortization
            of $26,249 in 1995 and $51,580 in 1994)        93,863       94,792

        Other Assets                                       10,192       10,120
                                                         $384,474     $402,330



        See accompanying notes to consolidated condensed financial statements.


                               DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                         MARCH 30, 1995 AND DECEMBER 31, 1994
                                (Dollars in Thousands)

                                       UNAUDITED

             LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY


                                                         March 30,  December 31,
                                                           1995         1994
        Current Liabilities:
          Notes payable and current portion of
            long-term debt (Note 4)                      $ 22,961     $  3,344
          Accounts payable                                 20,753       25,529
          Advances on contracts in process                  3,768        5,389
          Accrued liabilities                             103,996      110,121
             Total current liabilities                    151,478      144,383

        Long-Term Debt (Note 5)                           192,575      230,608

        Other Liabilities and Deferred Credits
            (Notes 4 and 5)                                29,693       17,801

             Total liabilities                            373,746      392,792

        Commitments, Contingencies and Litigation (Note 8)      -            -

        Redeemable Common Stock $18.20 per share
            redemption value, 125,714 shares issued
            and outstanding                                 2,288        2,288

        Stockholders' Equity:
          Capital stock, $0.10 par value:
            Preferred stock, Class C (Note 2)               3,000        3,000
            Common stock                                      923          789
          Common stock warrants                            11,489       11,486
          Unissued common stock under restricted stock plan 7,566        9,923
          Paid-in surplus                                 138,288      118,068
          Deficit                                        (119,805)    (118,256)
          Unearned ESOP Shares (Note 6)                   (13,750)           -
          Common stock held in treasury                    (9,952)      (8,817)
          Cummings Point Industries, Inc. note receivable  (9,319)      (8,943)
             Total stockholders' equity                     8,440        7,250
               Total Liabilities, Redeemable Common Stock
                 and Stockholders' Equity                $384,474     $402,330

        See accompanying notes to consolidated condensed financial statements.


                               DYNCORP AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Dollars in Thousands Except Per Share Amounts)

                                       UNAUDITED

                                                          Three Months Ended
                                                        March 30,    March 31,
                                                          1995          1994

        Revenues                                        $ 260,202    $ 259,537

        Costs and expenses:
           Cost of services                               249,565      248,722
           Selling and corporate administrative             4,417        4,196
           Interest income                                   (888)        (539)
           Interest expense                                 7,200        6,735
           Other                                              938        1,579
                                                          261,232      260,693

        Loss before income taxes, minority interest
           and extraordinary item                          (1,030)      (1,156)
          Provision for income taxes (Note 7)                  90          184

        Loss before minority interest and
           extraordinary item                              (1,120)      (1,340)

          Minority Interest                                  302          249

        Loss before extraordinary item                     (1,422)      (1,589)
          Extraordinary loss from early extinguishment
            of debt, net of tax benefit of $89 (Note 5)       127            -

        Net loss                                       $   (1,549)  $   (1,589)

        Weighted average number of common shares outstanding
          and dilutive common stock equivalents:
             Primary and fully diluted                  8,083,896    5,421,750

        Loss per common share - primary and fully diluted:
          Loss before extraordinary item               $    (0.23)  $    (0.36)
          Extraordinary item                                (0.02)           -
          Net loss for common stockholders             $    (0.25)  $    (0.36)


        See accompanying notes to consolidated condensed financial statements.


                               DYNCORP AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)

                                                          Three Months Ended
                                                          March 30, March 31,
                                                           1995        1994
    Cash Flows from Operating Activities:
       Net loss                                          $ (1,549)  $(1,589)
       Adjustments to reconcile net loss from
         operations to net cash provided (used):
         Depreciation and amortization                      3,836     5,107
         Pay-in-kind interest on Junior
          Subordinated Debentures                           4,158     3,685
         Restricted Stock Plan                                  -       292
         Loss on repurchase of debentures (Note 5)            216         -
         Noncash interest income                             (376)     (325)
         Other                                               (973)     (672)
         Changes in current assets and liabilities,
          net of acquisitions:
           (Increase) decrease in current assets except
            cash, short-term investments and notes
            receivable                                      6,177   (12,466)
           Increase (decrease) in current liabilities
            except notes payable and current portion
            of long-term debt                             (12,522)    5,323
             Cash used by operating activities             (1,033)     (645)

    Cash Flows from Investing Activities:
       Sale of property and equipment (Note 4)             40,545        53
       Proceeds received from notes receivable                 33         7
       Purchase of property and equipment,
         net of capitalized leases                         (3,453)      336
       Assets and liabilities of acquired businesses
         excluding cash acquired                                -    (1,535)
       Other                                                  (15)     (699)
             Cash provided (used) by investing activities  37,110    (1,838)

    Cash Flows from Financing Activities:
       Treasury stock purchased                            (1,135)     (330)
       Payment on indebtedness (Note 4)                   (19,454)   (1,218)
       Sale of stock to Employee Stock Ownership
         Plan (Note 6)                                      4,250     3,750
       Repurchase of debentures (Note 5)                   (3,422)        -
       Other                                                 (685)        -
       Treasury stock sold                                      -       159
             Cash provided (used) from financing
              activities                                  (20,446)    2,361

    Net Increase (Decrease) in Cash and Short-term
     Investments                                           15,631     (122)
    Cash and Short-term Investments at Beginning
     of the Period                                         12,404    22,806

    Cash and Short-term Investments at End of the Period  $28,035   $22,684

    Supplemental Cash Flow Information:
      Cash paid for income taxes                         $    507  $     76
      Cash paid for interest                             $  3,006   $ 2,759

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

         2. At March 30, 1995, $7,396,000 of Class C Preferred Stock cumulative dividends have not been accrued or paid.

         3. At March 30, 1995, $16,834,000 of cash and short-term investments and $125,484,000 of accounts receivable are restricted as collateral for the Contract Receivable
             Collateralized Notes, Series 1992-1.

         4. On February 7, the Company sold its Corporate headquarters to RREEF America Reit Corp. C and entered into a 12-year lease with RREEF as the landlord. The facility was sold for $16,030,000 and the proceeds were used to satisfy the mortgage on the building which was due to mature on March 27, 1995. A net gain of $2,573,000 was realized on the transaction and will be amortized over the life of the lease.

             In separate transactions on January 20 and February 7, the Company secured $24,000,000 of equipment refinancing. The book value of the equipment totalling $8,063,000 has been removed from the balance sheet and the $15,937,000 gain has been deferred and will be credited to income as an adjustment to lease expense.

             Utilizing the cash generated from the equipment financing, the Company intends to issue a tender offer for $20 million of its 16% Junior Subordinated
             Debentures immediately following the filing of this Form 10-Q. In the event less than $20 million of debentures are tendered, the Company presently plans to exercise its right under the indenture agreement to call any deficiency.

         5. During the first quarter the company repurchased $3,500,000 face value of its 16% Junior Subordinated Debentures. The gain on the repurchase, the write-off of the related unamortized discount and deferred debt expense and associated transaction fees have been reported as an extraordinary loss.

         6. During the first quarter the Employee Stock Ownership Plan issued a promissory note to the Company in the amount of $18,000,000 and the Company issued 1,208,059 shares of common stock to the ESOP. The unpaid balance of the note has been reflected as a reduction in stockholders' equity. As payments are made on the note, the shares will be allocated to the participants' accounts. ESOP expense for the first quarter was $4,432,000.

         7. The first quarter tax provision represents the federal tax benefit for operating losses less the federal tax provision of a majority owned subsidiary required to file a separate return. Additionally, the Company recognized a state tax provision and a foreign tax credit in the first quarter of 1995. The 1994 tax provision reflects only that of the majority owned subsidiary referred to previously.

         8. The Company is involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain environmental, personal injury, tax and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company has denied, or believes it has a basis to deny, liability, and in some cases has offsetting claims against the plaintiffs or third parties. Damages currently claimed by the various plaintiffs for these items which may not be covered by insurance aggregate approximately $31,000,000 (including compensatory and possible punitive damages and penalties).

             A former subsidiary, which discontinued its business activities in 1986, has been named as one of many defendants in civil lawsuits which have been filed in various state courts against manufacturers, distributors and installers of asbestos products. (The subsidiary had discontinued the use of asbestos products prior to being acquired by the Company.) The Company has also been named as a defendant in several of these actions. At the beginning of 1993, 2,115 claims had been filed and during the year 709 additional claims were filed with 1,273 claims being settled. In 1994, 1,135 additional claims were filed and 353 were settled. In the first quarter of 1995, 274 new claims were filed with 49 claims being settled. Defense has been tendered to and accepted by the Company's insurance carriers. The former subsidiary was a nonmanufacturer that installed or distributed industrial insulation products. Accordingly, the Company strongly believes that the subsidiary has substantial defenses against alleged secondary and indirect liability. The Company has provided a reserve for the estimated uninsured legal costs to defend the suits and the estimated cost of reaching reasonable no-fault liability settlements. The amount of the reserve has been estimated based on the number of claims filed and settled to date, number of claims outstanding, current estimates of future filings, trends in costs and settlements, and the advice of the insurance carriers and counsel.

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

             A majority of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. government and as such are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. In management's opinion, there are no outstanding issues of this nature at March 30, 1995 that will have a material adverse effect on the Company's consolidated financial position or results of operations.

         9. Subsequent Event - The Company filed a Form S-1 with the SEC on May 12, 1995 for review and comment. The Form S-1 is to register approximately 11,969,000 shares of Common stock, 2,450,000 of which are intended to be used for employee benefit, bonus and stock purchase plans and 9,519,000 of which may be sold by current shareholders and/or the Company in an Internal Market which the Company intends to establish during 1995. The Company is unable to predict when this Form S-1 registration statement will become effective.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of financial condition and results of operations should be read in conjunction with the 1994 Form 10-K.

         Working capital at March 30, 1995 was $93.6 million compared to $91.1 million at December 31, 1994, an increase of $2.5 million. Increases were attributable to a $12.5 million decrease in current liabilities and a $15.6 million increase in cash and short term investments. Offsetting these decreases was the reclassification to current of $20 million representing the value of 16% Junior Subordinated Debentures subject to tender (see Note 4 to the Consolidated Financial Statements) and also a $7.7 million decrease in accounts receivable. At March 30, 1995, $142.3 million of cash, short-term investments and accounts receivable is restricted as collateral for the Contract Receivable Collateralized Notes.

         Operating activities produced a negative cash flow of $1.0 million for the first quarter of 1995 compared to a negative cash flow of $0.6 million for the comparable period in 1994. Excluding the effect of the changes in current assets and liabilities, operating activities produced a positive cash flow of $5.3 million in 1995 compared to $6.5 million in 1994. The 1995 net change in current assets and liabilities resulted in a use of cash of $6.3 million compared to $7.1 million in 1994. These changes were due to normal cyclical changes in contract receivables and payables.

         Funds of $37.1 million were generated from investing activities during the first quarter of 1995. The principal source, $40.5 million, was attributable to the sale/leaseback and financing of certain property and equipment. This was offset by $3.5 million expended to purchase new equipment.

         Financing activities used funds of $20.4 million, principally for the payment of debt and repurchase of the Company's 16% Junior Subordinated debentures.

         At March 30, 1995, backlog (including option years on government contracts) was $2.766 billion compared to $2.206 billion at December 31, 1994.


         Results of Operations (Dollars in thousands)

                                    Three Months Ended
                                   March 30,    March 31,
                                     1995          1994       Change
         Revenues:
         Government Sector          $211,637     $192,589      9.9 %
         Commercial Sector          $ 48,565     $ 66,948    (27.5)%

         Gross Margin               $ 10,637     $ 10,815     (1.6)%
         As a percent of revenues       4.1%         4.2%

         Selling and Corporate
           Administrative Expenses  $  4,417     $  4,196      5.3 %
           As a percent of revenues     1.7%         1.6%

         Interest Expense (net)     $  6,312     $  6,196      1.9 %

         Other Expenses             $    938     $  1,579    (40.6)%

         Tax Provision              $     90     $    184    (51.1)%

         The increase in the Government Sector's revenues attributable to an acquisition in the fourth quarter of 1994 ($16.3 million) and new contract awards (approximately $13.0 million) was offset by the declines from contracts lost in recompetition and reduced level of effort on continuing contracts. The Commercial Sector's revenues were down significantly from the comparable quarter in 1994 primarily due to the completion of contracts for a major customer whose business had allowed the Phoenix facility to operate at full capacity during the first quarter of 1994. Revenues in the first quarter of 1995 for the ground support and maintenance operations were $34.2 million and $14.4 million, respectively, compared to 1994 revenues of $33.4 million and $33.6 million.

         Gross margin as a percent of revenue was 4.1% in the first quarter of 1995 compared to 4.2% for the comparable period in 1994. Despite the favorable revenue trend, the Government Sector's gross margin was virtually unchanged from the first quarter of 1994.
         The decreased workload in the aircraft maintenance operations yielded a gross margin of 2.5% as compared to a margin of 1.6% for the same quarter 1994, however, aggregate margins decreased. The Company is continuing to pursue the possible sale, spinoff, shut down or curtailment of operations of all or a portion of the aircraft maintenance unit. The Company has hired an investment advisor to market the business and is currently in discussions with potential buyers. The Company is currently evaluating offers received for the maintenance unit and is in discussions with a potential buyer for another significant subsidiary. The Company is unable to predict the outcome of these offers and discussuions.

         Interest income in the first quarter of 1995 was greater than the comparable period of 1994 due to the compounding interest at 17% on the Cummings Point Industries, Inc. note receivable and higher cash and short-term investment balances which yielded additional interest income.

         Interest expense for the first quarter of 1995 was $7.2 million, up from $6.7 million for the first quarter 1994. The increase is attributable to the compounding of interest on the 16% pay-in-kind debentures.

         Other expense consists of the following (in thousands):

                                                  Three Months Ended
                                                  March 30,  March 31,
                                                     1995       1994
            Amortization of cost in excess of
              net assets acquired                    $838       $814
            Provision for nonrecovery of receivables  188        323
            ESOP repurchase premium                     -        318
            Other                                     (88)       124
                                                     $938     $1,579

         The first quarter tax provision represents the federal tax benefit for operating losses less the federal tax provision of a majority owned subsidiary required to file a separate return.
         Additionally, the Company recognized a state tax provision and a foreign tax credit in the first quarter of 1995. The 1994 tax provision reflects only that of the majority owned subsidiary referred to previously.

         The Company continues to be highly leveraged, and its ability to meet future debt service and working capital requirements is dependent on increased future earnings and cash flow from operations, the expansion of an accounts receivable facility financing, the continuation of ESOP stock purchases in lieu of cash retirement contributions and reduction of its debt expense.

                            PART II - OTHER INFORMATION

        ITEM 1.  Legal Proceedings

          This item is incorporated herein by reference to Note 8 to the Consolidated Condensed Financial Statements included elsewhere in this quarterly Report on Form 10-Q.

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

                                           DYNCORP



        Date:  May 15, 1995                T. E. Blanchard
                                           T. E. Blanchard
                                           Senior Vice President
                                           and Chief Financial Officer



        Date:  May 15, 1995                G. A. Dunn
                                           G. A. Dunn
                                           Vice President and Controller



                                                                   Exhibit 11

                                 DYNCORP AND SUBSIDIARIES
                        COMPUTATIONS OF EARNINGS PER COMMON SHARE
                     (Dollars in Thousands Except Per Share Amounts)

                                                       Three Months Ended
                                                      March 30,   March 31,
                                                        1995         1994

                 PRIMARY AND FULLY DILUTED

          Earnings:
            Loss before extraordinary item            $   (1,422) $   (1,589)
            Extraordinary item                               127           -
            Net loss                                      (1,549)     (1,589)
            Preferred stock Class C dividends
                not accrued or paid                          448         375
            Net loss for common stockholder           $   (1,997) $   (1,964)

          Shares:
            Weighted average common shares outstanding 8,083,896   5,421,750


          Loss before extraordinary item              $    (0.23) $    (0.36)
          Extraordinary item                               (0.02)          -

          Net loss for common stockholders            $    (0.25) $    (0.36)