Form 10-Q
period 1995-06-29
DYNCORP
filed 1995-08-14
CIK 30770

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

          (Mark One)
          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended                 June 29, 1995

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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days.     Yes   X    No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,690,206 shares of common stock having a par value of $0.10 per share were outstanding at June 29, 1995.



                               DYNCORP

                                INDEX


      PART I.  FINANCIAL INFORMATION
           Consolidated Condensed Balance Sheets -
               June 29, 1995 and December 31, 1994

           Consolidated Condensed Statements of Operations -
               Three and Six Months Ended June 29, 1995 and June 30, 1994

           Consolidated Condensed Statements of Cash Flows -
               Six Months Ended June 29, 1995 and June 30, 1994

           Notes to Consolidated Condensed Financial Statements

           Management's Discussion and Analysis of Financial Condition and Results of Operations

      PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings

           Item 6.  Exhibits and Reports on Form 8-K

           Signatures

           Exhibit 11 - Computations of Earnings Per Common Share


                    PART I. FINANCIAL INFORMATION

                       DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                  JUNE 29, 1995 AND DECEMBER 31, 1994
                        (Dollars in Thousands)

                               UNAUDITED

                                ASSETS

                                                       June 29,  December 31,
                                                         1995       1994 (a)
Current Assets:
  Cash and short-term investments (b)                  $ 23,591     $  7,738
  Notes and current portion of long-term receivables
    (Note 3)                                              9,924           87
  Accounts receivable and contracts in process
    (net of allowance for doubtful accounts
    of $9 in 1995 and 1994) (Note 5)                    158,929      172,731
  Inventories of purchased products and supplies,
     at lower of cost (first-in, first-out) or market       612          793
  Other current assets                                    7,955        6,733
  Net current assets of discontinued operations (Note 2) 21,788       18,301
     Total current assets                               222,799      206,383

Long-Term Receivables                                       305          433

Property and Equipment (net of accumulated
  depreciation and amortization of $30,740
  in 1995 and $26,937 in 1994) (Note 6)                  18,688       37,849

Intangible Assets (net of accumulated amortization
  of $38,415 in 1995 and $37,290 in 1994)                50,712       51,837

Other Assets (Note 5) (b)                                16,752       15,441

Net Noncurrent Assets of Discontinued Operations(Note 2) 47,595       67,042

                                                       $356,851     $378,985

(a) Restated for discontinued operations.  See Note 2.

(b) Restricted cash has been reclassified at December 31, 1994 to conform with current period presentation. See Note 5.

See accompanying notes to consolidated condensed financial statements.


                       DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                  JUNE 29, 1995 AND DECEMBER 31, 1994
                        (Dollars in Thousands)

                               UNAUDITED

     LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY


                                                       June 29,   December 31,
                                                         1995        1994 (a)
Current Liabilities:
  Notes payable and current portion of
     long-term debt (Note 7)                           $ 17,874     $  3,004
  Accounts payable                                       19,275       18,879
  Advances on contracts in process                        2,775        3,863
  Accrued liabilities                                    86,304       95,495
     Total current liabilities                          126,228      121,241

Long-Term Debt (Notes 6 and 7)                          192,757      230,445

Other Liabilities and Deferred Credits                   13,278       17,761

     Total liabilities                                  332,263      369,447

Commitments, Contingencies and Litigation (Note 10)           -            -

Redeemable Common Stock, $18.20 per share redemption value,
  125,714 shares issued and outstanding                   2,288        2,288

Stockholders' Equity:
  Capital stock, $0.10 par value:
    Preferred stock, Class C (Note 4)                     3,000        3,000
    Common stock                                            923          789
  Common stock warrants                                  11,486       11,486
  Unissued common stock under restricted stock plan       7,565        9,923

  Paid-in surplus                                       138,273      118,068
  Deficit                                              (119,131)    (118,256)
  Common stock held in treasury                         (10,316)      (8,817)
  Cummings Point Industries, Inc. note receivable (Note 3)    -       (8,943)
  Unearned ESOP shares (Note 8)                          (9,500)           -
     Total stockholders' equity                          22,300        7,250
       Total Liabilities, Redeemable Common Stock
         and Stockholders' Equity                      $356,851     $378,985

(a) Restated for discontinued operations.  See Note 2.

See accompanying notes to consolidated condensed financial statements.

                       DYNCORP AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (Dollars in Thousands Except Per Share Amounts)

                               UNAUDITED

                                      Three Months Ended     Six Months Ended
                                       June 29,  June 30,   June 29,  June 30,
                                         1995    1994(a)      1995     1994(a)
Revenues                              $209,940  $198,573    $421,576  $391,161

Costs and expenses:
  Cost of services                     200,124   189,091     403,945   374,328
  Selling and corporate administrative   4,968     4,401       9,308     8,558
  Interest income                       (1,077)     (567)     (1,913)   (1,102)
  Interest expense                       4,041     4,041       8,518     8,096
  Other                                    362       981         997     2,026
                                       208,418   197,947     420,855   391,906
Earnings (loss) from continuing
 operations before income taxes,minority
 interest and extraordinary item         1,522       626         721      (745)

   Provision for income taxes (Note 9)     573       535         545       520

Earnings (loss) from continuing
 operations before minority interest
  and extraordinary item                   949        91         176    (1,265)

   Minority Interest                       355       311         657       560

Earnings (loss) from continuing
 operations before extraordinary item $    594  $   (220)   $   (481) $ (1,825)

   Earnings (loss) from discontinued
   operations net of income taxes (Note 2)  80      (710)       (267)     (694)


Earnings (loss) before extraordinary item  674      (930)       (748)   (2,519)
  Extraordinary loss from early
  extinguishment of debt, net of tax
  benefit of $89 (Note 7)                    -         -        (127)        -

Net Earnings (Loss)                   $    674  $   (930)   $   (875) $ (2,519)



Weighted average number of common shares
  outstanding and dilutive common stock
  equivalents:
     Primary and fully diluted      12,704,956 6,251,341   8,246,421 5,862,005

Earnings (loss) per common share -
  primary and fully diluted:
  Continuing operations for
    common stockholders             $     0.01 $   (0.10)  $   (0.17) $  (0.44)
  Discontinued operations                 0.01     (0.11)      (0.03)    (0.12)
  Extraordinary item                         -         -       (0.02)        -
  Net earnings (loss) for common
    stockholders                    $     0.02 $   (0.21)  $   (0.22) $  (0.56)

(a) Restated for discontinued operations.  See Note 2.

See accompanying notes to consolidated condensed financial statements.

                        DYNCORP AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)

                               UNAUDITED
                                                            Six Months Ended
                                                         June 29,      June 30,
                                                           1995        1994(a)
Cash Flows from Operating Activities:
Net loss                                                $   (875)     $ (2,519)
Adjustments to reconcile net loss from operations
  to net cash provided (used) by operating activities:
  Depreciation and amortization                            5,427         6,404
  Pay-in-kind interest on Junior Subordinated Debentures       -         7,370
  Restricted Stock Plan                                        -           862
  Loss on repurchase of Junior Subordinated
   Debentures (Note 7)                                       216             -
  Noncash interest income                                   (767)         (657)
  Other                                                   (2,279)       (1,262)
  Changes in current assets and liabilities,
   net of acquisitions:
    Decrease in current assets except cash,
     short-term investments and notes receivable          12,761         7,146
    Decrease in current liabilities except notes
     payable and current portion of long-term debt        (9,883)       (8,508)
  Cash provided by continuing operations                   4,600         8,836
  Cash used by discontinued operations                      (761)          (77)
      Cash provided by operating activities                3,839         8,759

Cash Flows from Investing Activities:
  Sale of property and equipment (Note 6)                 16,003            90
  Purchase of property and equipment                      (1,889)       (1,415)
  Assets and liabilities of acquired businesses
   excluding cash acquired                                     -        (6,812)
  Investment activities of discontinued
   operations (Note 2)                                    17,726        (1,775)
  Deposits for letters of credit (Note 5)                 (2,353)         (191)
  Other                                                     (324)         (705)
      Net cash provided (used) by investing activities    29,163       (10,808)

Cash Flows from Financing Activities:
  Treasury stock purchased                                (1,499)       (1,541)
  Payment on indebtedness (Note 6)                       (19,780)       (2,371)
  Repurchase of Junior Subordinated Debentures (Note 7)   (3,422)            -
  Sale of stock to Employee Stock Ownership Plan (Note 8)  8,500         8,200
  Treasury stock sold                                          -           159
  Financing activities of discontinued operations           (919)         (287)
  Other                                                      (29)           44
      Net cash provided (used) from financing activities (17,149)        4,204

Net Increase in Cash and Short-term Investments           15,853         2,155
Cash and Short-term Investments at Beginning of the Period 7,738        11,772
Cash and Short-term Investments at End of the Period    $ 23,591      $ 13,927

Supplemental Cash Flow Information:
Cash paid for income taxes                              $  1,497      $     35
Cash paid for interest                                  $ 12,911      $  5,542

(a) Restated for discontinued operations.  See Note 2.

See accompanying notes to consolidated condensed financial statements.


                     DYNCORP AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             UNAUDITED

1. The unaudited consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. In June, 1995, the Company decided to divest itself (through sale) of its Commercial Aviation Sector businesses. (Form 8-K was filed July 13, 1995). Accordingly, the consolidated condensed balance sheets and statements of operations and cash flows have been restated to reflect the discontinuance of the Commercial Aviation business (i.e. the aircraft maintenance and ground handling units).

    On June 30, 1995, the Company sold the stock of all its subsidiaries engaged in the business of commercial aircraft heavy maintenance and modification to Sabreliner Corporation.
    The sale price was $12,500,000 in cash, subject to adjustment for final financial conditions as of the closing date balance sheet and subject to additional payments based on future business revenues of the sold companies.

    On August 8, 1995 the Company entered into an agreement with Alpha Airports Group PLC ("Alpha") to sell all of its subsidiaries engaged in commercial airline ground handling, passenger services, aircraft fueling, aircraft line maintenance and cargo handling (DynAir Ground Services Group). Alpha has deposited $5 million in escrow as security for completion of the transaction.

    It is anticipated that the net proceeds from these transactions will be in excess of the book value of the net assets of the discontinued businesses. The net proceeds will be used primarily to retire debt and satisfy equipment financing obligations.

    The components of discontinued operations on the consolidated condensed balance sheets and statements of operations are as follows (in thousands):

                                                 June 29,    December 31,
                                                   1995          1994
      Notes and current portion of
       long term receivables                    $    276       $    306
      Accounts receivable                         42,360         35,788
      Inventories of purchased products            5,161          5,561
      Other current assets                         1,662          1,059
      Accounts payable                           (10,235)        (7,921)
      Other current liabilities                  (17,436)       (16,492)
        Net current assets of discontinued
           operations                           $ 21,788       $ 18,301

      Property and equipment (net) (a)          $ 18,362       $ 22,513
      Goodwill                                    42,212         42,955
      Other assets                                 2,486          1,777
      Deferred gain on equipment refinancing(a)  (15,294)             -
      Other liabilities                             (171)          (203)
           Net noncurrent assets
             of discontinued operations         $ 47,595       $ 67,042

      (a) In separate transactions on January 20, and February 7, 1995, the Company secured $24,000,000 from the refinancing of some of Commercial Aviation's equipment. The book value of the equipment totalling $8,063,000 was removed from the balance sheet and a $15,937,000 gain was deferred.


                                 Three Months Ended    Six Months Ended
                                  June 29,  June 30,  June 29,  June 30,
                                    1995      1994      1995      1994
      Revenues                    $55,317   $49,978  $103,883  $116,928
      Costs of services            52,466    47,702    98,209   111,187
      Interest expense and other    2,560     3,161     5,611     6,411
      Income tax provision (benefit)  211      (175)      330        24
      Earnings (loss) from
         discontinued operations  $    80   $  (710) $   (267) $   (694)


3.  In February, 1992, the Company loaned $5,500,000 to Cummings
    Point Industries, Inc. ("CPI"), of which Capricorn Investors,
    L.P. ("Capricorn") owns more than 10%. The indebtedness was represented by a promissory note (the "Note"), bearing interest at the annual rate of 17%, which provides that interest was payable quarterly but that interest payments may not be payable in cash but may be added to the principal of the Note. The
    Note was due three months after issuance; however, the Company, at its option, extended the maturity date in three month increments to no later than August 12, 1995. By separate agreement and as security to the Company, Capricorn agreed to purchase the Note from the Company upon three months notice, for the amount of outstanding principal plus accrued interest.
    As additional security, Capricorn's purchase obligation was collateralized by certain common stock and warrants issued by the Company and owned by Capricorn. The note had been reflected as a reduction in stockholders' equity. On August
    10, 1995, the note was paid in full; therefore, the note has been reclassified to current notes receivable as of June 29, 1995.

4. At June 29, 1995, $7,864,000 of Class C Preferred Stock cumulative dividends have not been accrued or paid. These dividends are payable only to the extent that dividends are paid on the Company's common stock and they will not be paid in the event the Class C Preferred stock is converted into common stock.

5. At June 29, 1995, $101,665,000 of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes, Series 1992-1 ("Notes"). Additionally, $3,000,000 of cash is restricted as collateral for the Notes and $5,290,000 of cash is restricted as collateral for letters of credit required for certain contracts, most with terms of from three to five years. This restricted cash has been included in Other Assets on the balance sheet at June 29, 1995.

    To conform with the current period presentation, restricted cash of $3,000,000 and $2,937,000 representing collateral for the Notes and letters of credit, respectively, has been reclassified to Other Assets at December 31, 1994.

6. On February 7, 1995, the Company sold its Corporate headquarters to RREEF America Reit Corp. C and entered into a 12-year lease with RREEF as the landlord. The facility was sold for $13,780,000 and the proceeds applied to the mortgage on the building which was due to mature on March 27, 1995. A net gain of $2,573,000 was realized on the transaction and is being amortized over the life of the lease.

7.  During the first half of 1995, the Company repurchased
    $3,500,000 face value of its 16% Junior Subordinated
    Debentures. The the gain on the repurchase, net of the write-off of the related unamortized discount and deferred debt expense and associated transaction fees, has been reported as an extraordinary loss, net of income tax.

    On July 19, 1995, the Board of Directors authorized the redemption of $15,000,000 of the Company's 16% Junior Subordinated Debentures in accordance with the terms of the indenture. As a result, the amount subject to the call has been reclassified to current portion of long term debt.

8. In March, 1995, the Employee Stock Ownership Plan issued a promissory note to the Company in the amount of $18,000,000 and the Company issued 1,208,059 shares of common stock to the ESOP. The unpaid balance of the note has been reflected as a reduction in stockholders' equity. As payments are made on the note, the shares will be allocated to the participants' accounts. ESOP expense for continuing operations was $3,544,000 and $7,470,000 for the quarter and first half of 1995, respectively.

9. The provision for income taxes for the quarter and first half of 1995 is based on an estimated annual effective tax rate excluding expenses not deductible for income tax purposes and, in addition, includes the tax provision of a majority owned subsidiary required to file a separate return. The 1994 tax provision reflects only that of the majority owned subsidiary referred to previously.

    The income tax provision or benefit for the items shown net of tax (i.e. discontinued operations and extraordinary item), is calculated in the same manner as that of continuing operations.

10. The Company is involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain environmental, personal injury, tax and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company has denied, or believes it has a basis to deny, liability, and in some cases has offsetting claims against the plaintiffs or third parties. Damages currently claimed by the various plaintiffs for these items, some of which may not be covered by insurance and which have not been fully reserved for in the financial statements, aggregate approximately
    $32,000,000 (including compensatory and possible punitive damages and penalties).

    A former subsidiary, which discontinued its business activities in 1986, has been named as one of many defendants in civil lawsuits which have been filed in various state courts against manufacturers, distributors and installers of asbestos products. (The subsidiary had discontinued the use of asbestos products prior to being acquired by the Company.) The Company has also been named as a defendant in several of these actions. At the beginning of 1993, 2,115 claims had been filed and during the year 709 additional claims were filed with 1,273 claims being settled. In 1994, 1,135 additional claims were filed and 353 were settled. In the first half of 1995, 1,774 new claims were filed with 86 claims being settled. Defense has been tendered to and accepted by the Company's insurance carriers. The former subsidiary was a nonmanufacturer that installed or distributed industrial insulation products. Accordingly, the Company strongly believes that the subsidiary has substantial defenses against alleged secondary and indirect liability. The Company has provided a reserve for the estimated uninsured legal costs to defend the suits and the estimated cost of reaching reasonable no-fault liability settlements. The amount of the reserve has been estimated based on the number of claims filed and settled to date, number of claims outstanding, current estimates of future filings, trends in costs and settlements, and the advice of the insurance carriers and counsel.

    The Company has retained certain liability in connection with its 1989 divestiture of its major electrical contracting business, Dynalectric Company ("Dynalectric"). The Company and Dynalectric were sued in 1989 by a former Dynalectric subcontractor. The subcontractor has alleged that its subcontract to furnish certain software and services in connection with a major municipal traffic signalization project was improperly terminated by Dynalectric and that Dynalectric is liable to the former subcontractor for a variety of additional claims, the aggregate dollar amount of which have not been formally recited in the subcontractor's complaint. Dynalectric has also filed certain counterclaims against the former subcontractor. The Company and Dynalectric believe that they have valid defenses, and/or that any liability would be more than offset by recoveries under the counterclaims. The Company has established reserves for the contemplated defense costs and for the cost of obtaining enforcement of arbitration provisions contained in the contract.

    The Company is a party to other civil lawsuits which have arisen in the normal course of business for which potential liability, including costs of defense, are covered by insurance policies.

    The Company has recorded its best estimate of the liability that will result from these matters. While it is not possible to predict with certainty the outcome of the litigation and other matters discussed above, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force and the facts presently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, the consolidated financial position or the liquidity of the Company.

    A majority of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. government and as such are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. In management's opinion, there are no outstanding issues of this nature at June 29, 1995 that will have a material adverse effect on the Company's consolidated financial position or results of operations.

11. The Company filed a Form S-1 with the SEC on May 12, 1995 to register shares of common stock, a majority of which had been previously issued. Of the 11,969,000 shares registered, 2,450,000 are intended to be used for employee benefit, bonus and stock purchase plans and 9,519,000 may be traded by current shareholders and/or the Company in an Internal Market which the Company intends to establish during 1995. The Company is unable to predict when this Form S-1 registration statement will become effective.


    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of financial condition and results of operations should be read in conjunction with the 1994 Form 10-K.

    Working capital at June 29, 1995 was $96.6 million compared to $85.1 million at December, 1994, an increase of $11.5 million.
    The increase in cash and short term investments and the reclassification of the Cummings Point Industries, Inc. note receivable to current assets increased working capital $25.7 million. Offsetting these increases is the reclassification of $15 million of the 16% Subordinated Debentures to current liabilities.

    At June 29, 1995, $101.7 of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes. Additionally, $3.0 million of cash is restricted as collateral for the notes and $5.2 million of cash is restricted as collateral for letters of credit. This restricted cash has been classified as other assets on the balance sheet.

    Operations produced cash flow of $3.8 million for the first half of 1995 compared to $8.8 million for the comparable period in 1994. Excluding the effects of the normal changes in current assets and liabilities, continuing operations produced $1.0 million in 1995, down from $10.1 million in 1994. This is primarily attributable to the $8.2 million cash payment of accrued interest on the 16% Subordinated Debentures as opposed to payment in kind in 1994.

    Investing activities provided funds of $29.2 million, principally due to the sale/lease back of the Corporate headquarters building and the refinancing of equipment associated with discontinued operations.

    Financing activities used funds of $17.1 million, principally for the payment of debt and repurchase of the Company's 16% Junior Subordinated Debentures.

    At June 29, 1995, backlog (included option years on government contracts) was $3.000 billion compared to $2.011 billion at December 31, 1994.

    Results of Operations

    Revenues for the second quarter and first half of 1995 were $209.9 million and $421.6 million, up $11.4 million and $30.4 million over comparative periods in 1994. Increases in revenue attributable to an acquisition in the fourth quarter of 1994 ($16.3 million and $32.7 million for the second quarter and first half, respectively) and new contract awards (approximately $20.3 million and $36.8 million for the second quarter and first half, respectively) were partially offset by declines from contracts lost in recompetition and reduced levels of effort on continuing contracts.

    Cost of services for the second quarter of 1995 was 95.3% of revenue compared to 95.9% for the same period in 1994, and for the first half of 1995, cost of services was 95.8% compared to 95.7% in 1994. This resulted in gross margins of $9.8 million (4.7%) for the second quarter of 1995 compared to $9.5 million (4.1%) for the second quarter of 1994 and $17.6 million (4.2%) and $16.8 million (4.3%) for the first half of 1995 and 1994, respectively. The same factors which contributed to the increase in revenue similarly affected the gross margin, although to a lesser degree.

    Selling and corporate administrative expense was up slightly to 2.4% of revenue compared to 2.2% for the second quarter of 1994. For the first half, selling and corporate administrative expense remained unchanged at 2.2% of revenue for both 1995 and 1994.

    Interest income for both the quarter and first half of 1995 was greater than comparable periods in 1994 due to higher cash and short term investment balances which yielded greater interest income and also to the compounding of interest at 17% on the Cummings Point Industries, Inc. note receivable.

    Interest expense for the second quarter of 1995 was $4.0 million, the same as the second quarter of 1994 and for the first half of 1995, interest expense was $8.5 million compared to $8.1 million in the first half of 1994. The increase due to the compounding of interest on the 16% Junior Subordinated Debentures was offset in the second quarter by the effect of the repurchase of $3.5 million of debentures (see Note 7) and the elimination of interest expense on the Corporate headquarters building (see Note 6).

    Other consists of the following items (in thousands):

                                      Three Months Ended      Six Months Ended
                                      June 29,  June 30,     June 29,  June 30,
                                         1995      1994         1995      1994
    Amortization of costs in excess
      of net assets acquired            $ 456     $ 469        $ 912    $  916
    Amortization of deferred ESOP costs     -       192            -       384
    ESOP repurchase premium                 -       302            -       620
    Miscellaneous                         (94)       18           85       106
                                        $ 362     $ 981        $ 997    $2,026


    The provision for income taxes for the quarter and first half of 1995 is based on an estimated annual effective tax rate excluding expenses not deductible for income tax purposes, and, in addition, includes the tax provision of a majority owned subsidiary required to file a separate return. The 1994 tax provision reflects only that of the majority owned subsidiary referenced previously.

    The operating income of the discontinued businesses was substantially offset by the allocation of interest that is expected to be eliminated from the proceeds of the divestitures.

    Although the Company continues to be highly leveraged, it has made progress towards reducing its debt. Proceeds from the sale/leaseback of the Corporate headquarters building and the equipment refinancing have enabled the Company to pay off the $18.2 million Chase mortgage on the building, pay, in cash, the June 29, 1995 interest on the 16% Junior Subordinated Debentures, repurchase $3.5 million of debentures and issue a call on another $15 million of debentures. Additionally, the Company intends to utilize the net proceeds from the divestiture of the Commercial Aviation business and the collection of the Cummings Point, Inc. note receivable to satisfy equipment financing obligations and retire additional debentures.

    The Company has also expanded its accounts receivable financing facilities by $20 million, effective July 25, 1995, which will further improve liquidity.


                        PART II - OTHER INFORMATION

    ITEM 1.  Legal Proceedings

      This item is incorporated herein by reference to Note 10 to the Consolidated Condensed Financial Statements included elsewhere in this quarterly Report on Form 10-Q.

    ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

      Exhibit 11 - Computations of Earnings Per Common Share

    (b)  Reports on Form 8-K

      On July 13, 1995, the Company filed a report on Form 8-K reporting
      Item 2, "Acquisition or Disposition of Assets," relating to the sale of the stock of all of its subsidiaries engaged in the business of commercial aircraft heavy maintenance and modification. Also, under Item 5, "Other Events," the Company announced the discontinuance of the Commercial Aviation Sector.

                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      DYNCORP



      Date:  August 14, 1995           T. E. Blanchard
                                       T. E. Blanchard
                                       Senior Vice President
                                       and Chief Financial Officer

      Date:  August 14, 1995           G. A. Dunn
                                       G. A. Dunn
                                       Vice President and Controller




                                                                 Exhibit 11

                            DYNCORP AND SUBSIDIARIES
                   COMPUTATIONS OF EARNINGS PER COMMON SHARE
                (Dollars in Thousands Except Per Share Amounts)

                                         Three Months Ended  Six Months Ended
                                        June 29, June 30,  June 29, June 30,
                                          1995     1994      1995     1994
     PRIMARY AND FULLY DILUTED

Earnings:
  Net loss from continuing operations $ 594 $ (220) $ (481) $(1,825) Preferred stock Class C dividends not
   accrued or paid                            (468)    (392)     (915)    (768)
  Net loss from continuing operations
   for common stockholder                      126     (612)   (1,396)  (2,593)
  Earnings (loss) from discontinued operations  80     (710)     (267)    (694)
  Extraordinary item                             -        -      (127)       -
  Net loss for common stockholder          $   206  $(1,322)  $(1,790) $(3,287)

Earnings per common share:
  Net loss from continuing operations
   for common stockholder                  $  0.01  $ (0.10)  $ (0.17) $ (0.44)
  Earnings (loss) from discontinued
   operations                                 0.01    (0.11)    (0.03)   (0.12)
  Extraordinary item                             -        -     (0.02)       -
                                           $  0.02  $ (0.21)  $ (0.22) $ (0.56)
Shares:

  Weighted average common shares
   outstanding                          12,704,956 6,251,341 8,246,421 5,862,005