Form 10-Q
period 1995-09-28
DYNCORP
filed 1995-11-13
CIK 30770

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                     September 28, 1995

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,570,052 shares of common stock having a par value of $0.10 per share were outstanding at September 28, 1995.


                                    DYNCORP

                                     INDEX

PART I.  FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets -
         September 28, 1995 and December 31, 1994

     Consolidated Condensed Statements of Operations -
         Three and Nine Months Ended September 28, 1995
         and September 29, 1994

     Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 28, 1995
         and September 29, 1994

     Notes to Consolidated Condensed Financial Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

     Exhibit 11 - Computations of Earnings Per Common Share


                           PART I. FINANCIAL INFORMATION

                             DYNCORP AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                     SEPTEMBER 28, 1995 AND DECEMBER 31, 1994
                              (Dollars in Thousands)

                                      UNAUDITED

                                                   September 28,    December 31,
                                                          1995         1994 (a)
Current Assets:
   Cash and short-term investments (b)                 $ 18,543        $  7,738
   Notes and current portion of long-term
     receivables                                            235              87
   Accounts receivable and contracts in
     process  (Note 5)                                  176,654         172,731
   Inventories of purchased products and supplies,
      at lower of cost (first-in, first-out) or market      853             793
   Other current assets (Note 5)                         16,374           6,733
   Net current assets of discontinued operations (Note 2)     -          18,316
      Total current assets                              212,659         206,398

Long-Term Receivables                                       304             433

Property and Equipment (net of accumulated depreciation
   and amortization of $27,717 in 1995 and $26,937 in
   1994) (Note 6)                                        18,139          37,849

Intangible Assets (net of accumulated amortization
   of $25,922 in 1995 and $37,290 in 1994)               50,145          51,837

Other Assets (Note 5) (b)                                14,499          15,441

Net Noncurrent Assets of Discontinued Operations (Note 2)     -          67,042
                                                       $295,746        $379,000

(a)   Restated for discontinued operations.  See Note 2.

(b) Restricted cash has been reclassified at December 31, 1994 to conform with current period presentation. See Note 5.

      See accompanying notes to consolidated condensed financial statements.

                             DYNCORP AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                     SEPTEMBER 28, 1995 AND DECEMBER 31, 1994
                              (Dollars in Thousands)

                                    UNAUDITED

                                                     September 28,  December 31,
                                                            1995       1994 (a)
Current Liabilities:
   Notes payable and current portion of
      long-term debt (Note 7)                          $  6,438        $  3,004
   Accounts payable                                      27,524          18,878
   Advances on contracts in process                       2,859           3,863
   Accrued liabilities                                  111,296          95,512
      Total current liabilities                         148,117         121,257

Long-Term Debt (Notes 6 and 7)                          104,546         230,444

Other Liabilities and Deferred Credits                   16,285          17,761
      Total liabilities                                 268,948         369,462

Contingencies and Litigation (Note 12)                        -               -

Redeemable Common Stock at Redemption Value;
  125,714 shares at $18.20 and 238,289 shares at $14.90
  issued and outstanding in 1995 and 125,714 shares
  at $18.20 issued and outstanding in 1994 (Note 3)       5,838           2,288

Common Stock Held by ESOP, at Fair Value;
  3,628,639 shares at $18.20 and 2,516,300 shares at
  $14.90 issued and outstanding in 1995 and 3,691,003
  shares at $18.20 and  1,312,459 shares at $14.60
  issued and outstanding in 1994 (Note 1)               103,534          86,338

Preferred Stock Class C,  18% cumulative, convertible,
  $24.25 liquidation value, 123,711 shares authorized,
  issued and outstanding (Note 4)                         3,000           3,000

Common Stock, par value ten cents per share, authorized
  15,000,000 shares; issued 2,504,261 shares in 1995
  and 2,765,393 shares in 1994                              250             277

Common Stock Warrants                                    11,331          11,486

Unissued Common Stock under restricted stock plan         7,553           9,923

Paid-in Surplus                                          31,677          32,242

Deficit                                                (117,904)       (118,256)

Common Stock Held in Treasury, at cost; 728,488 shares
  and 173,988 warrants in 1995 and 459,309 shares and
  173,988 warrants in 1994                              (13,231)         (8,817)

Cummings Point Industries Note Receivable (Note 8)            -          (8,943)

Unearned ESOP shares (Note 9)                            (5,250)              -
      Total                                            $295,746        $379,000

(a) Restated for discontinued operations.  See Note 2.
    See accompanying notes to consolidated condensed financial statements.

                               DYNCORP AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands Except Per Share Amounts)

                                       UNAUDITED

                                                      Three Months Ended       Nine Months Ended
                                                    Sept. 28,   Sept. 29,    Sept. 28,  Sept. 29,
                                                       1995      1994 (a)        1995    1994 (a)
Revenues                                            $244,592     $205,764     $666,168   $596,926

Costs and expenses:
   Cost of services                                  234,807      196,099      638,752    570,428
   Selling and corporate administrative                5,674        4,055       14,982     12,613
   Interest income                                      (982)        (648)      (2,895)    (1,750)
   Interest expense                                    3,558        4,254       12,076     12,350
   Other                                                 415        1,682        1,412      3,708
                                                     243,472      205,442      664,327    597,349
Earnings (loss) from continuing operations
 before income taxes, minority interest and
  extraordinary item                                   1,120          322        1,841       (423)
   Provision (benefit) for income taxes (Note 10)     (2,797)       1,569       (2,252)     2,089

Earnings (loss) from continuing operations
 before minority interest and extraordinary item       3,917       (1,247)       4,093     (2,512)
   Minority Interest                                     286          226          943        787

Earnings (loss) from continuing operations
 before extraordinary item                             3,631       (1,473)       3,150     (3,299)
   Loss from discontinued operations
   net of income taxes (Note 2)                         (464)      (2,772)        (731)    (3,466)

   Gain on sale of discontinued operations,
   net of income taxes (Note 2)                          716            -          716          -

Earnings (loss) before extraordinary item              3,883       (4,245)       3,135     (6,765)
   Extraordinary loss from early extinguishment
   of debt, net of tax benefit of $1,914 and
   $2,003 (Note 7)                                    (2,656)           -       (2,783)         -

Net Earnings (Loss)                                 $  1,227     $ (4,245)    $    352   $ (6,765)

Weighted average number of common shares
   outstanding and dilutive common stock
   equivalents (Note 11):
      Primary and fully diluted                   12,893,284    7,888,081   12,558,287  6,467,892

Earnings (loss) per common share - primary
  and fully diluted:
   Continuing operations for common
     stockholders                                   $   0.24     $  (0.24)    $   0.14   $  (0.69)
   Discontinued operations                              0.02        (0.35)        0.00      (0.54)
   Extraordinary item                                  (0.20)           -        (0.22)         -
   Net earnings (loss) for common stockholders      $   0.06     $  (0.59)    $  (0.08)  $  (1.23)

(a) Restated for discontinued operations.  See Note 2.
    See accompanying notes to consolidated condensed financial statements.




                                  DYNCORP AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)

                                          UNAUDITED
                                                                  Nine Months Ended

                                                                 Sept. 28,   Sept. 29,
                                                                   1995        1994(a)
Cash Flows from Operating Activities:
  Net earnings (loss)                                           $     352    $ (6,765)
  Adjustments to reconcile net earnings (loss) from operations to net cash provided (used) by operating activities:
      Depreciation and amortization                                 9,028       9,435
      Pay-in-kind interest on Junior Subordinated Debentures            -      11,349
      Restricted Stock Plan                                             -       1,228
      Loss, before tax, on repurchase of Junior Subordinated
        Debentures (Note 7)                                         4,786           -
      <Earnings> loss before tax from discontinued
        operations (Note 2)                                       (29,539)      4,678
      Noncash interest income                                           -      (1,000)
      Other                                                        (2,378)     (1,515)
      Changes in current assets and liabilities, net of acquisitions:
        (Increase) decrease in current assets except cash,
           short-term investments and notes receivable            (13,623)      3,467
        Increase (decrease) in current liabilities except notes
           payable and current portion of long-term debt           21,065      (9,925)
      Cash provided (used) by continuing operations               (10,309)     10,952
      Cash used by discontinued operations                         (3,042)     (1,975)
            Cash provided (used) by operating activities          (13,351)      8,977

Cash Flows from Investing Activities:
   Sale of property and equipment (Note 6)                         16,513       1,125
   Purchase of property and equipment                              (3,724)     (3,043)
   Assets and liabilities of acquired businesses
     excluding cash acquired                                            -      (6,812)
   Proceeds from notes receivable (Note 8)                          9,900          85
   Proceeds from sale of discontinued operations (Note 2)         134,500           -
   Deposits for letters of credit (Note 5)                         (1,791)        (91)
   Investment activities of discontinued operations (Note 2)      (15,434)     (2,556)
   Other                                                             (611)       (814)
            Net cash provided (used) by investing activities      139,353     (12,106)


Cash Flows from Financing Activities:
   Treasury stock purchased                                        (4,414)     (2,780)
   Payment on indebtedness (Note 6)                               (20,310)     (3,227)
   Redemption of Junior Subordinated Debentures (Note 7)         (102,278)          -
   Stock released to Employee Stock Ownership Plan (Note 9)        12,750      12,650
   Treasury stock sold                                                  -         159
   Financing activities of discontinued operations                   (228)       (441)
   Other                                                             (717)         (3)
            Net cash provided (used) from financing activities   (115,197)      6,358


Net Increase in Cash and Short-term Investments                    10,805       3,229
Cash and Short-term Investments at Beginning of the Period          7,738      11,772
Cash and Short-term Investments at End of the Period             $ 18,543     $15,001

Supplemental Cash Flow Information:
  Cash paid for income taxes                                     $  1,530   $     107
  Cash paid for interest                                         $ 18,840   $  10,558

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

    In order to more clearly present the relationship between the ESOP shareholders and the Management and Outside Investor shareholders, the individual stockholder accounts have been presented separately. In previously issued financial statements, the stockholders' accounts were aggregated. The Common Stock Held by ESOP is presented at fair value to reflect the obligation of the Company to purchase ESOP shares from retired and terminated participants as long as the Company's common stock is not publicly traded.

2. During the second quarter of 1995, the Company's Board of Directors determined that it would be in the Company's best interest to discontinue its Commercial Aviation Business operations. On June 30, 1995, the Company sold all of its subsidiaries engaged in commercial aircraft maintenance and modification to Sabreliner Corporation for $12,500,000 in cash, subject to adjustment to the final closing date balance sheet and subject to additional payments based on future business revenue of the sold companies. On August 31, 1995 the Company sold all of its subsidiaries engaged in commercial aviation ground handling services, cargo handling, and refueling to ALPHA Airports Group Plc for $122,000,000 in cash, subject to adjustment to the final closing date balance sheet.
    The net proceeds received from these sales were in excess of the book value of the net assets of the business and were used primarily to retire debt and satisfy existing equipment funding obligations of the ground handling unit. As a result of these divestitures, the business has been classified as discontinued operations for financial reporting purposes.

    The components of discontinued operations on the consolidated condensed balance sheets and statements of operations are as follows (in thousands):

                                                      December 31,
                                                          1994
               Notes and current portion of
                 long term receivables                 $    306
               Accounts receivable                       35,788
               Inventories of purchased products          5,561
               Other current assets                       1,059
               Accounts payable                          (7,921)
               Other current liabilities                (16,477)
                   Net current assets of discontinued
                     operations                        $ 18,316

               Property and equipment (net)            $ 22,513
               Goodwill                                  42,955
               Other assets                               1,863
               Other liabilities                           (203)
                     Net noncurrent assets
                       of discontinued operations      $ 67,128




                                    Three Months Ended       Nine Months Ended
                                   Sept. 28,   Sept. 29,   Sept. 28,   Sept. 29,
                                    1995(a)        1994     1995(a)        1994
Revenues                          $  26,825    $ 39,164    $130,708    $156,091
Costs of services                    25,082      39,937     123,291     151,124
Interest expense and other            2,367       3,235       7,978       9,645
Gain on sale of subsidiaries        (30,100)          -     (30,100)          -
Income tax provision (benefit)       29,224      (1,236)     29,554      (1,212)
  Net earnings (loss) from
    discontinued operations       $     252    $ (2,772)   $    (15)   $ (3,466)

     (a) The results of operations for 1995 are not comparable to 1994 due to the interim divestiture of the maintenance and ground handling operations.

3. In conjunction with the sale of the Commercial Aviation business, the Company has committed to repurchase management and restricted stock shares held by employees of the divested unit. At September 29, 1995, 134,848 shares had been repurchased and recorded as treasury stock and the balance has been reflected as Redeemable Common Stock.

4. At September 28, 1995, $8,353,000 of Class C Preferred Stock cumulative dividends have not been accrued or paid. These dividends are payable only to the extent that dividends are paid on the Company's common stock and they will not be paid in the event the Class C Preferred stock is converted into common stock.

5. At September 28, 1995, $99,739,000 of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes, Series 1992-1 ("Notes"). Restricted cash on deposit required to meet certain collateral value ratios which totalled $9,376,000 has been classified as other current assets on the balance sheet at September 28, 1995.

    Additionally, $3,000,000 of cash is restricted as collateral for the Notes and $4,728,000 of cash is restricted as collateral for letters of credit required for certain contracts, most with terms of from three to five years. This restricted cash has been included in Other Assets on the balance sheet at September 28, 1995. To conform with the current period presentation, restricted cash of $3,000,000 and $2,937,000 representing collateral for the Notes and letters of credit, respectively, has been reclassified to Other Assets at December 31, 1994.

    Accounts receivable are net of an allowance for doubtful accounts of $8,800 in 1995 and 1994.

6. On February 7, 1995, the Company sold its Corporate headquarters building to RREEF America Reit Corp. C and entered into a 12-year lease with RREEF as the landlord. The facility was sold for $13,780,000 and the proceeds were applied to the mortgage on the building which was due to mature on March 27, 1995. A net gain of $2,573,000 was realized on the transaction and is being amortized over the life of the lease.

7. During the first nine months of 1995, the Company repurchased or called $102,450,000 of its 16% Junior Subordinated debentures. On October 12, 1995, the Company issued a call for the remaining $3,693,000, and accordingly, these debentures have been classified as current notes payable at September 28, 1995. The write-off of the unamortized discount, deferred debt expense and tax, net of the gain on repurchase, if any, has been reported as an extraordinary item.

8. In February, 1992, the Company loaned $5,500,000 to Cummings Point Industries, Inc., of which Capricorn Investors, L.P. ("Capricorn") owns more than 10%. By separate agreement and as security to the Company, Capricorn agreed to purchase the Note from the Company upon three months notice, for the amount of outstanding principal plus accrued interest. As additional security, Capricorn's purchase obligation was collateralized by certain common stock and warrants issued by the Company and owned by Capricorn. The note, which had been reflected as a reduction in stockholders' equity, was paid in full on August 10, 1995.

9. In March, 1995, the Employee Stock Ownership Plan issued a promissory note to the Company in the amount of $18,000,000 and the Company issued 1,208,059 shares of common stock to the ESOP. The unpaid balance of the note has been reflected as a reduction in stockholders' equity. As payments are made on the note, the shares will be allocated to the participants' accounts. ESOP expense for continuing operations was $4,136,000 and $11,607,000 for the quarter and first nine months of 1995, respectively.

10. The provision for income taxes for the quarter and nine months of 1995 is based on an estimated annual effective tax rate excluding expenses not deductible for income tax purposes and, in addition, includes the tax provision of a majority owned subsidiary required to file a separate return. Additionally, in the third quarter of 1995, a federal tax benefit was recorded to reverse tax valuation reserves for deferred taxes which may now be used to offset a portion of the tax on the gain from the sale of the Commercial Aviation business. The 1994 tax provision reflects only that of the majority owned subsidiary referred to previously.

    The income tax provision or benefit for the items shown net of tax (i.e. discontinued operations and extraordinary item), is calculated in proportion to their individual effect on income tax expense or benefit after the allocation of tax to continuing operations. The provision, net of the deferred tax reserve adjustment noted above, is payable in March 1996, and has been recorded as a current liability.

11. The weighted average number of common shares outstanding includes issued shares or shares issuable under the Restricted Stock Plan less shares held in treasury and unallocated ESOP shares held by the ESOP Trust in 1995. Unexercised warrants of 4,131,339 and 4,151,925 for the three and nine months ended September 28, 1995, respectively, are included as share equivalents, using the treasury stock method.

12. The Company is involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain environmental, personal injury, tax and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company has denied, or believes it has a basis to deny, liability, and in some cases has offsetting claims against the plaintiffs or third parties. Damages currently claimed by the various plaintiffs for these items, some of which may not be covered by insurance and which have not been fully reserved for in the financial statements, aggregate approximately $20,000,000 (including compensatory and possible punitive damages and penalties).

    A former subsidiary, which discontinued its business activities in 1986, has been named as one of many defendants in civil lawsuits which have been filed in various state courts against manufacturers, distributors and installers of asbestos products. (The subsidiary had discontinued the use of asbestos products prior to being acquired by the Company.) The Company has also been named as a defendant in several of these actions. At the beginning of 1993, 2,115 claims had been filed and during the year 711 additional claims were filed with 1,275 claims being settled. In 1994, 1,135 additional claims were filed and 353 were settled. In the first nine months of 1995, 3,100 new claims were filed with 169 claims being settled. Defense has been tendered to and accepted by the Company's insurance carriers. The former subsidiary was a nonmanufacturer that installed or distributed industrial insulation products. Accordingly, the Company strongly believes that the subsidiary has substantial defenses against alleged secondary and indirect liability. The Company has provided a reserve for the estimated uninsured legal costs to defend the suits and the estimated cost of reaching reasonable no-fault liability settlements. The amount of the reserve has been estimated based on the number of claims filed and settled to date, number of claims outstanding, current estimates of future filings, trends in costs and settlements, and the advice of the insurance carriers and counsel.

    The Company has retained certain liability in connection with its 1989 divestiture of its major electrical contracting business, Dynalectric Company ("Dynalectric"). The Company and Dynalectric were sued in 1988 by a former Dynalectric subcontractor. The subcontractor has alleged that its subcontract to furnish certain software and services in connection with a major municipal traffic signalization project was improperly terminated by Dynalectric and that Dynalectric is liable to the former subcontractor, for a variety of additional claims, the aggregate dollar amount of which have not been formally recited in the subcontractor's complaint. Dynalectric has also filed certain counterclaims against the former subcontractor. The Company and Dynalectric believe that they have valid defenses, and/or that any liability would be more than offset by recoveries under the counterclaims. The Company has established reserves for the contemplated defense costs and for the cost of obtaining enforcement of arbitration provisions contained in the contract.

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

    A majority of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. government and as such are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. In addition, the Company is occasionally the subject of investigations by the Department of Justice and other investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at September 28, 1995 that will have a material adverse effect on the Company's consolidated financial position or results of operations.

13. The Company filed Forms S-1 and S-1/A (an amendment) with the SEC on May 12, and October 6, 1995, respectively, to register shares of common stock, a majority of which had been previously issued. Of the 11,969,000 shares being registered, 2,450,000 are intended to be used for employee benefit, bonus and stock purchase plans and 9,519,000 may be traded by current shareholders and/or the Company in an Internal Market which the Company intends to establish during 1995. The Company is unable to predict when this registration statement will become effective.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the 1994 10-K.

Working capital at September 28, 1995 was $64.5 million compared to $85.1 million at December 31, 1994, a decrease of $20.6 million. This decrease resulted from increased federal income tax liability, a decrease in net assets of discontinued operations and an offsetting increase in restricted and unrestricted cash, all of which were attributable to the sale of the Commercial Aviation business.

At September 28, 1995, $99.7 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes and additionally, restricted cash on deposit required to meet certain collateral value ratios, which totalled $9.4 million, has been classified as other current assets. Additionally, $3.0 million of cash is restricted as collateral for the Notes and $4.7 million of cash is restricted as collateral for letters of credit required for certain contracts, most with terms of from three to five years. This restricted cash has been included in Other Assets on the balance sheet at September 28, 1995. To conform with the current period presentation, restricted cash of $3.0 million and $2.9 million representing collateral for the Notes and letters of credit, respectively, has been reclassified to Other Assets at December 31, 1994.

Cash used by continuing operations was $10.3 million for the first nine months of 1995 compared to cash provided of $11.0 million for the comparable period in 1994. Numerous factors, both positive and negative, contributed to the change:
(i) a $11.8 million payment in cash of accrued interest on the 16% Subordinated Debentures as opposed to payment in kind in 1994, (ii) a $6.4 million increase in earnings from continuing operations (iii) an increase in restricted cash of $11.2 million, and (iv) a $3.9 milion increase in accounts receivable. Current liabilities increased due to the accrual of income tax liability resulting from the gain on the sale of the Commercial Aviation business (see Note 10 to the consolidated financial statements dated September 28, 1995).

The proceeds from the sale of the Commercial Aviation business, the sale/leaseback of the Corporate headquarters facility and the collection of the Cummings Point Industries, Inc. note receivable all contributed to the $139.4 million in funds provided from investing activities.

The $115.2 million use of funds from financing activities substantially consisted of the utilization of the proceeds referred to previously to redeem $102.3 million of its 16% Junior Subordinated debentures and to extinguish the mortgage on the Corporate headquarters.

At September 28, 1995, backlog (including option years on government contracts) was $2.961 billion compared to $2.011 billion at December 31, 1994.

Results of Operations

Revenues - Revenues from continuing operations for the third quarter and first nine months of 1995 were $244.6 million and $666.2 million, up $38.8 million and $69.2 million over comparative periods in 1994. Increases in revenue attributable to an acquisition completed in the fourth quarter of 1994 ($13.5 million and $46.2 million for the third quarter and nine months of 1995, respectively) and new contract awards (approximately $57.4 million and $94.8 million for the third quarter and nine months of 1995, respectively) were partially offset by declines from contracts lost in recompetition and reduced levels of services on continuing contracts.

Cost of Services for the third quarter of 1995 was 96.0% of revenue compared to 95.3% for the same period in 1994, and for the first nine months of 1995, cost of sales was 95.9% compared to 95.6% in 1994. This resulted in gross margins of $9.8 million (4.0%) for the third quarter of 1995 compared to $9.7 million (4.7%) for the third quarter of 1994 and $27.4 million (4.1%) and $26.5 million (4.4%) for the first nine months of 1995 and 1994, respectively. Increases in gross margin attributable to an acquisition completed in the fourth quarter of 1994 were offset by decreases from contracts lost in recompetition and lower margins on new contracts.

Selling, Corporate & Administrative expense was 2.3% of revenue for the third quarter as compared to 2.0% for the comparable quarter in 1994. For the first nine months, selling, corporate and administrative expense was 2.2% of revenue compared to 2.1% for the comparable period in 1994. The increases are attributable to increased facility costs resulting from the sale/leaseback of the corporate headquarters building and increased marketing and bid and proposal costs.

Interest income for both the quarter and first nine months was greater than during comparable periods in 1994 primarily due to higher cash and short term investment balances which yielded greater interest income.

Interest expense for both the quarter and first nine months of 1995 was less than comparable periods in 1994 due to the sale and leaseback of the Company's headquarters and subsequent payoff of the mortgage and also to the declining balance of the Company's 16% Junior Subordinated Debentures.

Other consists of the following items (in thousands):

                                   Three Months Ended        Nine Months Ended
                                  Sept. 28,   Sept. 29,    Sept. 28,   Sept. 29,
                                    1995        1994          1995        1994
Amortization of costs in excess
  of net assets acquired           $ 456       $ 480         $1,368      $1,397
Amortization of deferred ESOP costs    -         126              -         513
ESOP repurchase premium                -         316              -         936
Equity in net loss of affiliate        -         334              -         334
Miscellaneous                        (41)        426             44         528
                                   $ 415      $1,682         $1,412      $3,708

Income taxes - The provision for income taxes for the quarter and nine months of 1995 is based on an estimated annual effective tax rate excluding expenses not deductible for income tax purposes and, in addition, includes the tax provision of a majority owned subsidiary required to file a separate return. Additionally, in the third quarter of 1995, a federal tax benefit was recorded to reverse tax valuation reserves for deferred taxes which may now be used to offset a portion of the gain on the sale of the Commercial Aviation business. The 1994 tax provision reflects only that of the majority owned subsidiary referred to previously.

The operating income of the discontinued businesses was substantially offset by the allocation of goodwill amortization and interest expense that is expected to be eliminated as a result of the divestitures.

The proceeds from the sale of the Commercial Aviation business were substantially offset by the net assets sold, the write-off of the applicable goodwill and deferred organizational costs of the unit, payment of lease funding obligations and applicable income taxes.

Despite the significant progress made towards reducing its debt, the Company remains highly leveraged in respect to its earnings, cash flow and equity. Although $122.6 million of debt has been extinguished utilizing the proceeds from the sale of the Commercial Aviation business, the sale/leaseback of the corporate headquarters facility, the collection of the Cummings Point Industries, Inc. note receivable and other sources, $111.0 million of debt remains outstanding; $100.0 million of this debt, the Dyn Funding Contract Receivable Collateralized Notes Receivable becomes payable beginning in February, 1997. At September 28, 1995 the Company had an additional accounts receivable financing facility of $20.0 million, none of which was being utilized. This facility will expire in June 1996. Additionally, the Company's income tax liability for 1995, including the provision recorded as a result of the sale of the Commercial Aviation business (see Note 10 to the consolidated financial statements dated September 28, 1995) is payable in March 1996 and is estimated at approximately $25.0 million. The Company's ability to meet future debt service and working capital requirements is dependent upon increased earnings and cash flow from operations and the refinancing of the remaining debt.


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

  This item is incorporated herein by reference to Note 12 to the Consolidated Condensed Financial Statements included elsewhere in this quarterly Report on Form 10-Q.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit 3  - Certificate of Incorporation as currently in effect, consisting of Restated Certification of Incorporation

  Exhibit 11 - Computations of Earnings Per Common Share

(b)  Reports on Form 8-K

      On September 11, 1995, the Company filed a report on Form 8-K reporting
      Item 2, "Acquisition or Disposition of Assets," relating to the sale of the stock of all of its subsidiaries engaged in the business of providing aviation ground handling services.

                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNCORP

Date:  November 13, 1995         T. E. Blanchard
                                 T. E. Blanchard
                                 Senior Vice President
                                 and Chief Financial Officer

Date:  November 13, 1995         G. A. Dunn
                                 G. A. Dunn
                                 Vice President and Controller