Form 10-K
period 1995-12-31
DYNCORP
filed 1996-03-22
CIK 30770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended                     December 31, 1995

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The registrant's voting stock is not publicly traded; therefore the aggregate market value of the 2.4% of outstanding voting stock held by nonaffiliates is not available.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 8,024,645 shares of common stock having a par value of $0.10 per share were outstanding March 08, 1996.


                           TABLE OF CONTENTS
                             1995 FORM 10-K

       Item

       Part I

   1.  Business
   2.  Properties
   3.  Legal Proceedings
   4.  Submission of Matters to a Vote of Security Holders

       Part II

   5.  Market for the Registrant's Common Stock and Related Stockholder Matters
   6.  Selected Financial Data
   7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
   8.  Financial Statements and Supplementary Data
       Report of Independent Public Accountants
       Financial Statements
         Consolidated Balance Sheets
           Assets
           Liabilities, Redeemable Common Stock and Stockholders' Accounts Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Accounts
         Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements
   9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

       Part III

   10. Directors and Executive Officers of the Registrant
   11. Executive Compensation
   12. Security Ownership of Certain Beneficial Owners and Management
   13. Certain Relationships and Related Transactions

       Part IV

   14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                 PART I

   ITEM 1. BUSINESS

   General Information

       The Company provides diversified management, technical and professional services to primarily government customers throughout the United States and internationally. Generally, these services are provided under written contracts which may be fixed-price, time-and-material or cost-type depending on the work requirements and other individual circumstances.

       The Company provides services to all branches of the Department of Defense and to NASA, the Department of State, the Department of Energy, the Environmental Protection Agency, the Postal Service and other U.S., state and local government agencies and foreign governments. These services encompass a wide range of management, technical and professional services covering the following areas:

       Information and Engineering Technology includes software development and maintenance, computer center operations, data processing and analysis, database administration, telecommunications support and operations, maintenance and operation of integrated electronic systems and networking of electronic systems in a local and wide area environment.
       Also included are environmental regulation development, quality assurance studies and research, management of information relating to the proper handling of hazardous materials and substances, alternative energy research and evaluation, and energy security studies and assessments. Additionally, this unit provides services in support of nuclear safeguards and security research and development. Specialized disciplines include the development of physical security systems, vulnerability and risk assessments, and human reliability.

       Aerospace Technology includes engineering, maintenance, modification, operational and logistical support of military aircraft; technical and evaluation services at test and training ranges; engineering, manufacturing and installation of aircraft system upgrades; structural repairs that extend airframe life for the aging fleet of military aircraft; ground based logistical support and staff augmentation; and engineering and technical services for high-technology space and missile systems programs.

       Enterprise Management includes the operation, maintenance and management of major governmental enterprises and installations, ranging from the turnkey responsibility for operation of all aspects of a single base (such as a military installation) to assumption of responsibility for the staffing of particular functions at various locations for a single customer. Disciplines included within operational responsibility vary, but generally include scientific support, operation of sophisticated electronic and mechanical systems, construction and demolition, environmental remediation and the handling of and accountability for inventories of equipment and materials/supplies and other property. Also included are testing and evaluation of military hardware systems at government test ranges, collection and processing of data, maintenance of targets, ranges and laboratory facilities, developmental testing of complex weapon systems, security systems work and technology transfer into commercial applications.

   Industry Segments

       The Company has one line of business, which is to provide management, technical and professional services to primarily government organizations in support of the customers' operations or facilities.

   Backlog

       The Company's backlog of business (including estimated value of option years on government contracts) was $2.887 billion at the close of 1995, compared to a year-end 1994 backlog of $2.011 billion. Of the total backlog at December 31, 1995, $2.029 billion is expected to produce revenues after 1996.

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

   Competition

       The markets which the Company services are highly competitive. In each of its operating areas, the Company's competition is quite fragmented, with no single competitor holding a significant market position. Some of the Company's competitors are large, diversified firms with substantially greater financial resources and larger technical staffs than the Company has available to it. Government agencies also compete with and are potential competitors of the Company because they can utilize their internal resources to perform certain types of services that might otherwise be performed by the Company.

   Foreign Operations

       The Company has a minority investment in an unaffiliated company in Saudi Arabia. Discussions are underway regarding the sale of the Company's minority interest to one or more of the other Saudi stockholders. In addition, the Company in 1993 established operations in Mexico. None of these foreign operations is normally material to the Company's financial position or results of operations; however, in 1995 the Company's Mexican operations incurred a loss of $4.4 million (see Management's Discussion and Analysis of Cost of Services/Gross Margin). The Company is currently evaluating whether it will continue its Mexican operations.

       Other activities of the Company presently include the providing of services in foreign countries under contracts with the U.S. Government, the United Nations, and other foreign customers.

       The risks associated with the Company's foreign operations in regard to foreign currency fluctuation, and political and economic conditions in foreign countries, are not significant.

   Incorporation

       The Company was incorporated in Delaware in 1946.

   Employees

       The Company had approximately 16,900 employees at December
   31, 1995.

   ITEM 2. PROPERTIES

       The Company is primarily a service-oriented company, and, as such, the ownership or leasing of real property is an activity which is not material to an understanding of the Company's operations. The Company owns two office buildings. The Company leases numerous commercial facilities used in connection with the various services rendered to its customers, including its corporate headquarters, a 149,000 square foot facility under a 12-year lease. None of the properties is unique. All of the Company's owned facilities are located within the United States. In the opinion of management, the facilities employed by the Company are adequate for the present needs of the business.

   ITEM 3. LEGAL PROCEEDINGS

       This item is incorporated herein by reference to Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       An annual meeting of stockholders was held on October 31, 1995. Dan R. Bannister and David L. Reichardt were re-elected to three-year terms as Class I Directors. The other Directors who continued in office after the election were T. Eugene Blanchard, Russell E. Dougherty, Paul V. Lombardi, Dudley C. Mecum II, and Herbert S. Winokur, Jr.

       At the meeting, the stockholders also approved an amendment of the Amended and Restated Certificate of Incorporation, which deleted the former Class A and Class B Preferred Stock as authorized classes of stock and increased the authorized number of shares of Common Stock from 15 million to 20 million shares; approved the 1995 Employee Stock Purchase Plan, whereby employees may purchase stock on the Company-sponsored internal stock market at a 5% discount; approved the 1996 Executive Incentive Plan, under which 25% of the amount of bonuses earned are to be paid in the form of shares of Common Stock; and approved the 1995 Stock Option Plan. The votes on such matters were as follows:

   Matter                                For     Against  Withheld  Abstained
   Election of Class I Directors
       Dan R. Bannister               7,872,944            473,713
       David L. Reichardt             7,925,083            421,574
   Amendment of Certificate of        7,282,922   683,742             379,992
     Incorporation
   Approval of Employee               7,489,337   591,644             265,676
     Stock Purchase Plan
   Approval of Executive              6,313,662 1,565,037             467,958
     Incentive Plan
   Approval of Stock Option Plan      7,129,888   859,376             357,392

   Because none of the Company's voting stock is held in "street name", there are no "broker non-votes".

                                PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS

       DynCorp's common stock is not publicly traded. There were approximately 420 record holders of DynCorp common stock at December 31, 1995. In addition, the DynCorp Employee Stock Ownership Plan Trust owns stock on behalf of approximately 31,000 present and former employees of the Company. Cash dividends have not been paid on the common stock since 1988.


   ITEM 6. SELECTED FINANCIAL DATA

      The following table presents summary selected historical financial data derived from the Consolidated Financial Statements of the Company, which have been audited by Arthur Andersen LLP for each of the five years. During the periods presented, the Company paid no cash dividends on its Common Stock. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K. (Dollars in thousands except per share data.)

                                                               Years Ended December 31,
                                                1995(b)  1994(a)(d) 1993(a)(e)  1992(a)(f)   1991(a)
Statement of Operations Data:
Revenues                                       $908,725   $818,683   $777,216   $728,244    $654,710
Cost of services                               $871,471   $783,095   $742,455   $707,905    $634,126
Gross Profit                                   $ 37,254   $ 35,588   $ 34,761   $ 20,339    $ 20,584
Selling and corporate administrative           $ 18,705   $ 16,887   $ 17,547   $ 18,503    $ 15,538
Interest expense                               $ 14,856   $ 14,903   $ 14,777   $ 14,629    $ 12,135
Earnings (loss) from continuing
operations before extraordinary item (c)       $  5,274   $   (352)  $ (4,485)  $(14,112)  $  (7,568)

Net earnings (loss)                            $  2,368   $(12,831)  $(13,414)  $(23,342)  $ (12,403)
Common stockholders' share of earnings (loss)  $    453   $(14,437)  $(14,761)  $(25,430)  $ (18,530)
Earnings (loss) per share from continuing
  operations before extraordinary
  item for common stockholders                 $   0.27   $  (0.29)  $  (1.13)  $  (3.18)   $  (2.90)


Balance Sheet Data:
Total assets                                   $375,490   $396,000   $360,103   $338,135    $298,725
Long-term debt excluding current maturities    $104,112   $230,444   $215,939   $198,770    $119,949
Redeemable preferred stock                     $      -   $      -   $      -   $      -    $ 24,884
Redeemable common stock                        $129,843   $121,170   $ 89,996   $ 85,450    $ 81,848


     (a) Restated for the discontinuance of the Commercial Aviation business.
     (b) 1995 included $7,707,000 reversal of income tax reserves (see Note 14),
         $4,362,000 accrued for losses and reserves related to the Company's Mexican operation, $2,400,000 accrual of legal fees related to the defense of a lawsuit filed by a subcontractor of a former electrical contracting subsidiary (see Notes 13 and 20) and $5,300,000 accrued for uninsured costs related to a former subsidiary's use of asbestos products (see Notes 13 and 20).
     (c) The extraordinary loss in 1995 of $2,886,000 and 1992 of $2,526,000 and the gain in 1991 of $192,000 results from the early extinguishment of debt.
     (d) 1994 includes $3,250,000 (see Note 13) write-off of investment in unconsolidated subsidiary, $2,665,000 (Notes 13 and 20) accrual of legal fees related to the defense of a lawsuit filed by a subcontractor of a former electrical contracting subsidiary, $1,830,000 (see Note 13) credit for reversal of legal costs associated with an acquired business and $4,069,000 (see Note 14) reversal of income tax reserves.
     (e) 1993 includes $2,000,000 of legal and other expenses associated with an acquired business (see Note 13). 1993 also includes $988,000 accelerated amortization of costs in excess of net assets of an acquired business, for assets that were subsequently determined to have been overvalued at the time of acquisition.
     (f) 1992 Cost of Services includes approximately $6,000,000 for settlement of claims against the Company related to prior years.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS

   Overview

      In June 1995, the Company's Board of Directors concluded that it was in the best interests of the Company to divest its Commercial Aviation business. On June 30, 1995, the Company sold the stock of all its subsidiaries engaged in the business of commercial aircraft heavy maintenance for $13.7 million to Sabreliner Corporation. On August 31, 1995 the Company sold to ALPHA Airports Group Plc, all of its subsidiaries engaged in commercial airline ground handling, passenger services, aircraft fueling, aircraft line maintenance and cargo handling for $122 million (subject to adjustment). As a result of the decision to divest itself of the entire Commercial Aviation Business, which constituted a major class of customer, the related accounts have been classified as discontinued operations for financial reporting purposes. See Note 2, "Discontinued Operations" to the Consolidated Financial Statements. The following discussion and amounts exclude the discontinued operations of the Commercial Aviation Business unless stated otherwise.

        Following is a summary of operations, cash flow and long-term debt (in thousands):

                                                      Years Ended December 31,
                                                     1995        1994      1993

   Operations
   Revenues                                     $ 908,725    $818,683  $777,216
   Gross Profit                                    37,254      35,588    34,761
   Selling and corporate administrative           (18,705)    (16,887)  (17,547)
   Interest, net                                  (11,052)    (12,505)  (12,349)
   Other                                          (10,058)     (7,654)   (7,109)
   Provision (benefit) for income taxes            (9,090)     (2,236)    1,289
   Earnings (loss) from continuing
     operations before minority interest
     and extraordinary item                     $   6,529    $    778  $ (3,533)

   Cash Flow
   Net earnings (loss)                          $   2,368    $(12,831) $(13,414)
   Depreciation and amortization                   11,348      16,340    13,151
   Pay-in-kind interest                                 -       8,787     6,676
   Working capital items                          (16,293)    (26,216)  (12,544)
   Other                                           16,321         511     3,207
   Discontinued operations                         (3,355)     22,770    11,273
   Cash provided by operating activities           10,389       9,361     8,349
   Investing activities                           139,939     (22,235)  (18,527)
   Financing activities                          (126,915)      8,840     7,817
   Increase (decrease) in cash and
     short-term investments                     $  23,413    $ (4,034) $ (2,361)


                                                           December 31,
                                                     1995        1994    1993
   Long-term Debt (including current maturities)
   Contract Receivable Collateralized Notes     $ 100,000    $100,000  $100,000
   Junior Subordinated Debentures                      -      102,658    86,947
   Mortgages payable                                3,802      22,285    23,416
   Other notes payable and
     capitalized leases                             1,570       8,505     8,785
                                                $ 105,372    $233,448  $219,148

   Revenues - Revenues from continuing operations were $908.7 million in 1995 compared to $818.7 million in 1994, an increase of $90.0 million (11.0%). The increase in revenue was primarily attributable to businesses acquired in October 1994 ($46.9 million) and new contract awards or contracts which were in the start-up phase in 1994 but were fully operational in 1995 ($127.0 million). These increases were offset primarily by declines from contracts lost in recompetition and reduced level of effort on existing contracts and also due to the shutdown of the Federal Government in November and December, 1995 and the subsequent furloughs resulting from stalled federal budget negotiations.

      Revenues from continuing operations were $818.7 million in 1994 compared to $777.2 million in 1993, an increase of $41.5 million (5.3%). The increase in revenue was primarily attributable to businesses acquired in November and December 1993 and October 1994 ($52.5 million), new contract awards or contracts which were in the start-up phase in 1993 but were fully operational in 1994 ($73.3 million) and a retroactive adjustment on one contract for wage increases mandated by the Department of Labor under the Service Contract Act ($7.0 million). These increases were offset by declines from contracts lost in recompetition and reduced level of effort on existing contracts.

   Cost of Services/Gross Margins - Cost of services from continuing operations was 95.9% of revenue in 1995, 95.7% in 1994 and 95.5% in 1993, which resulted in gross margins of $37.3 million (4.1%), $35.6 million (4.3%) and $34.8 million (4.5%), respectively. The
   1995 gross margin was adversely affected by losses of $4.4 million in connection with the Company's effort to further expand its Mexican operations and to complete a contract for the design and installation of a large security system in Mexico. These losses included such expenses as business development and marketing expenses, currency devaluation losses, a reserve for completion of the security system contract and severance costs associated with the reduction and realignment of the local workforce. The loss incurred by the Mexican operations along with the effect of the shutdown of the Federal Government in November and again in December substantially offset increased earnings from an acquisition which was consumated in October 1994 and new contract awards net of contract losses.

      The increase in the 1994 gross margin over 1993 was attributable primarily to acquisitions consummated in November and December, 1993 and October, 1994, and new contract awards which were partially offset by decreases related to lost contracts and reduced level of services on existing contracts.

   Selling and Corporate Administrative - Selling and corporate administrative expenses as a percentage of revenue was 2.1% in 1995 and 1994 and 2.3% in 1993. Even though selling and corporate administrative expenses as a percentage of revenue remained the same in 1995 as in 1994, the dollar amount increased $1.8 million over 1994. This increase is primarily attributable to increased facility costs resulting from the sale and leaseback of the Corporate headquarters building at a cost in excess of the previous cost of ownership. The decrease of $0.7 million in 1994 from 1993 was primarily attributable to a decrease in Restricted
   Stock Plan expense due to the award of fewer shares in 1994 than in 1993.

   Interest - Interest expense in 1995 was $14.9 million, virtually unchanged from 1994. However, there were different factors affecting the amount of interest expense for these years. 1995 included the effect of the declining balance and eventual redemption of all the 16% Junior Subordinated Debentures and the liquidation of the mortgage on the Corporate office building, which was sold and leased back; 1994 included nonrecurring credits resulting from the reversal of interest accruals due to a favorable settlement with the Internal Revenue Service of the Company's tax liability for the period 1985-1988.

      Interest expense was $14.9 million in 1994, compared to $14.8 million in 1993. Increases resulting from the compounding of the pay-in-kind interest on the Junior Subordinated Debentures and the inclusion of a full year of interest on mortgages assumed in conjunction with an acquisition in the fourth quarter of 1993 were offset by the reversal of interest accruals related to the Company's tax liability, referred to previously.

      Interest income was $3.8 million in 1995, up from $2.4 million in 1994. The increase, due to greater interest yields on higher cash and short-term investment balances, was partially offset by the collection of the 17% Cummings Point Industries, Inc. note receivable in August, 1995.

      Interest income in 1994 was approximately the same as that of 1993. Although the interest on the Cummings Point Industries, Inc. note receivable was higher in 1994 than 1993 because of compounding, 1993 included the recording of prior years' interest income (and offsetting bank fee expense) on cash balances in various operating accounts.

   Other - The increase in other expense in 1995 as compared to 1994 is due to several different factors (see Note 13 to the Consolidated Financial Statements). In 1995, the Company recorded a charge of $5.3 million to increase its reserve for the estimated future uninsured costs to defend and settle asbestos claims (see Note 20(a) to the Consolidated Financial Statements). In addition, in 1995, 1994 and 1993, the Company recorded charges of $2.4 million, $2.7 million and $0.5 million, respectively, to increase its reserves for the estimated costs (primarily legal defense) to resolve a lawsuit filed by a subcontractor to a former subsidiary (see Note 20(b) to the Consolidated Financial Statements). The determination of these reserves is subject to numerous uncertainties and judgements which are described in Note 20(a) and (b) and it is possible that additional reserves may be required in the future.

      Other expense in 1994 as compared to 1993 contained several variances: (i) the 1994 write-off of $3.3 million of the Company's 50.1% investment in an unconsolidated subsidiary, (ii) accrual of legal fees and environmental costs related to divested businesses, (iii) reversal of reserves of $1.8 million for legal and other expenses associated with events which predated the Company's acquisition of another business and (iv) nonrecurrence of accelerated amortization of $1.0 million of cost in excess of net assets of an acquired business that was determined in 1993 to be overvalued. See Note 13, "Other Expense," to the Consolidated Financial Statements.

   Income Taxes - The benefit for income taxes in 1995 reflects a tax provision based on an estimated annual effective tax rate, excluding expenses not deductible for tax and the reversal of $7.7 million of tax valuation reserves for deferred tax assets which are now expected to be used in the 1995 tax return. The 1994 federal tax benefit resulted from the reversal of tax reserves for the IRS examination and the benefit for operating losses, net of a valuation allowance, less the federal tax provision of a majority owned subsidiary required to file a separate return. The Federal tax provision recognized in 1993 was only that of the majority owned subsidiary referred to previously.

   Intangible Assets -- Intangible assets principally consist of the excess of the acquisition cost over the fair value of the net tangible assets of businesses acquired. In accordance with the guidance provided in APB No. 16, the Company assesses and allocates, to the extent possible, excess acquisition price to identifiable intangible assets and any residual is considered goodwill. A large portion of the intangible assets is goodwill which resulted from the 1988 LBO and merger, accounted for as a purchase, and represents the existing technical capabilities, customer relationships and ongoing business reputation that had been developed over a significant period of time. The Company believes that these relationships and the value of the Company's business reputation were and continue to be long-term intangible assets with an almost infinite life. Since the APB No. 17 limitation is 40 years, this period is used for amortization purposes for the majority of the goodwill. The value assigned to identifiable intangible assets at the time of the LBO and merger in 1988 was amortized over applicable estimated useful lives and was fully amortized as of December 31, 1994.

   Working Capital and Cash Flow

        Working capital at December 31, 1995 was $64.7 million compared to $85.1 million at December, 1994, a decrease of $20.4 million. This decrease resulted from increased Federal income tax liability (payable in March, 1996), a decrease in net assets of discontinued operations and an offsetting increase in restricted cash, all of which were attributable to the sale of the Commercial Aviation business. The ratio of current assets to current liabilities at December 31, 1995 was 1.42 compared to
   1.70 at December 31, 1994.

        At December 31, 1995, $113.6 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes (the "Notes"). Additionally, $3.0 million of cash is restricted as collateral for the Notes and $6.2 million of cash is restricted as collateral for letters of credit required for certain contracts, most with terms of from three to five years. This restricted cash has been included in Other Assets on the balance sheet at December 31, 1995. To conform with the current period presentation, restricted cash of $3.0 million and $2.9 million representing collateral for the Notes and letters of credit, respectively, has been reclassified to Other Assets at December 31, 1994.

        Cash provided by continuing operations was $13.8 million in 1995 compared to cash used of $1.0 million in 1994. Numerous factors contributed to the change: (i) payment in cash of accrued interest on the 16% Subordinated Debentures in 1995 as opposed to payment in kind in 1994, (ii) a $15.2 million increase in earnings and
   (iii) a $6.9 million increase in accounts receivable. Current liabilities increased due to the accrual of income tax liability resulting from the gain on the sale of the Commercial Aviation business. For the year 1994, continuing operations used $1.0 million of cash compared to cash provided of $6.0 million in 1993. The deterioration from 1993 to 1994 was primarily due to an increase in accounts receivable attributable to delays and interruptions in the usual billing and collection procedures.
   This decrease in cash from operations was partially offset by increased non-cash amortization and pay-in-kind interest as well as a reduction in net loss.

        The proceeds from the sale of the Commercial Aviation business, the sale/leaseback of the Corporate headquarters facility and the collection of the Cummings Point Industries, Inc. note receivable all contributed to the $139.9 million of funds provided from investing activities in 1995. For the year 1994, investing activities used $22.2 million of cash, of which $14.3 million was used for the acquisition of businesses and another $3.7 million was used for the purchase of property and equipment. For the year 1993, investing activities used $18.5 million of cash which included $10.9 million for acquisitions of businesses and $3.6 million for the purchase of property and equipment.

        The $126.9 million use of funds from financing activities in 1995 substantially consisted of the utilization of the proceeds referred to previously to redeem $106.0 million of 16% Junior Subordinated Debentures, to extinguish the mortgage on the Corporate headquarters, and to purchase treasury shares. These uses were partially offset by funds provided from sale of stock to the ESOP of $17.5 million. For the year 1994, financing activities provided cash of $8.8 million. The sale of stock to the ESOP contributed $17.1 million of cash of which $4.5 million was used for payments on indebtedness, and $3.2 million was used to purchase treasury stock. For the year 1993, financing activities provided cash of $7.8 million. Payments of $16.1 million were received on the loan to the ESOP, $5.8 million was used for payments on indebtedness and $2.0 million was used to purchase treasury stock. The treasury stock purchases were primarily to meet ERISA requirements to repurchase ESOP shares.

   Liquidity and Capital Resources

        At December 31, 1995, the Company's debt totaled $105.4 million compared to $233.4 million at December 31, 1994 and $219.1 million at December 31, 1993. The decrease in debt from December 31, 1994 to December 31, 1995 resulted from the redemption of $106.0 million of Junior Subordinated Debentures and the liquidation of the $18.2 million mortgage on the Company's headquarters building. The funds used for the liquidation of debt were obtained from the sale of the Commercial Aviation business, the sale/leaseback of the Company's headquarters building and the collection of the Cummings Point Industries, Inc. note receivable. The increase in debt for 1994 and 1993 resulted principally from the pay-in-kind interest on the Junior Subordinated Debentures.

        The Company had an increase in cash and short-term investments of $23.4 million from December 31, 1994 to December
   31, 1995, which resulted primarily from the aforementioned transactions. The Company had a net decrease in cash and short-term investments of $4.0 million and $2.4 million in 1994 and 1993, respectively. The decrease for 1994 was caused to a large degree by net investments in acquired businesses of $14.3 million and an increase in accounts receivable and contracts in process of $22.5 million. The latter increase was largely attributable to a delay in finalizing the terms on a new contract and an internal disruption in a government finance office, both of which occurred in the fourth quarter of 1994. The Company's cash flow was favorably impacted in 1994 and 1993 through the utilization of pay-in-kind interest on the Junior Subordinated Debentures and the sale of stock to the ESOP totaling $32.4 million and $29.2 million, respectively. The Company paid in cash the June 29, 1995 interest payment on its 16% Junior Subordinated Debentures and on October 12, 1995, called the balance of the debentures outstanding.

        On June 30, 1995, the Company sold the stock of its subsidiaries engaged in the business of aircraft maintenance to Sabreliner Corporation for $13.7 million in cash subject to possible additional payments based on future business revenue of the sold subsidiaries. On August 31, 1995, the Company sold to ALPHA Airports Group Plc, all of its subsidiaries engaged in ground handling for $122 million in cash, subject to final adjustments based on the closing balance sheet. The net proceeds from these transactions were in excess of the book value of the net assets of the discontinued businesses and a gain of $1.4 million, net of income taxes, was recognized in 1995. The proceeds were used primarily to retire DynCorp debt and satisfy existing equipment financing obligations of the Ground Handling unit.
   These two sales represented the entire Commercial Aviation business.

        On July 25, 1995, the Company entered into a revolving credit facility with Citicorp North America, Inc. under which the Company may borrow up to $20 million secured by specified eligible government contract receivables ($15 million) and other receivables ($5 million). The agreement requires the Company to maintain compliance with certain covenants and will expire on the earlier of July 23, 1996 or the refinancing of the existing $100 million Contract Receivable Collateralized Notes. In the event that the financing facility underlying the Contract Receivable
   Collateralized Notes is expanded, the Company is required to pay down the Citicorp North America, Inc. revolving credit facility.
   There were no borrowings under this line of credit at December
   31, 1995. On March 14, 1996, the Company concluded an agreement with Citicorp for a $50 million Senior Secured Revolving Credit facility which amends and restates the aforementioned $20 million facility.

        The Company agreed to contribute up to $18.0 million in cash or stock to the ESOP to satisfy ESOP funding obligations for 1995 and a portion of 1996. The amount of the Company's annual contribution to the ESOP is determined by, and within the discretion of, the Board of Directors and may be in the form of cash, Common Stock or other qualifying securities. In accordance with ERISA requirements and the ESOP plan documents, in the event that an employee participating in the ESOP is terminated, retires, dies or becomes disabled while employed by the Company, the ESOP Trust or the Company is obligated to repurchase shares of Common Stock distributed to such former employee under the ESOP, until such time as the Common Stock becomes "Readily
   Tradable Stock," as defined in the ESOP plan documents.  (See
   Note 7 to the Consolidated Financial Statements.)  Through
   December 31, 1996, the Company will be obligated to pay the higher of $27.00 per share or the fair market value at the time of repurchase for any such shares. In the event the fair market value of a share is less than $27.00, the Company is committed to pay through December 31, 1996, up to an aggregate of $16.0 million, the difference ("Premium") between the fair market value and $27.00 per share. As of December 31, 1995, the Company had paid a total of $5.4 million of the premium to such former employees. As of December 31, 1995, fair market value was determined to be $18.10 per share (for shares with a control premium) for shares allocated in the years 1988 through 1993, and $14.50 per share (for shares without a control premium) for shares allocated in 1994 and 1995. The Company estimates an aggregate annual commitment to repurchase shares from the ESOP participants as follows: $3.9 million in 1996, $2.8 million in 1997, $5.5 million in 1998, $6.0 million in 1999, $6.6 million in 2000 and $78.2 million thereafter.

        The Company is involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain environmental, personal injury, tax and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company has denied, or believes it has a basis to deny liability, and in some cases has offsetting claims against the plaintiffs, third parties or insurance carriers. The Company has recorded its best estimate of the liability that will result from these matters. While it is not possible to predict with certainty the outcome of the litigation and other matters mentioned above, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force and the facts presently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial position or liquidity of the Company over the long-term. However, it is possible that the timing of the resolution of individual issues could result in a significant impact on the operating results and/or liquidity for an individual future reporting period. (See
   Note 20 to the Consolidated Financial Statements.)

        At December 31, 1995, the Company had $105.4 million of debt remaining of which $100 million (Contract Receivable
   Collateralized Notes, Series 1992-1) becomes payable beginning in February, 1997. Additionally, the Company's income tax liability for 1995, including the provision recorded as a result of the sale of the Commercial Aviation Business is payable in March, 1996 and is estimated to be approximately $12.0 million.
   Assuming improved cash flow from the Company's continuing operations, the potential expansion of the financing facility underlying the Contract Receivable Collateralized Notes and the continuation of other programs which have been initiated to improve operations and cash flows, management believes the Company will be able to meet its debt obligations and working capital requirements. In addition, subject to covenants in the amended Revolving Credit facility, the Company expects to make cash contributions to the ESOP in 1996 to enable the ESOP to purchase shares directly from other shareholders.

        The Company's primary source of cash and cash equivalents is from operations. The Company's principal customer is the U.S. Government. This provides for a dependable flow of cash from the collection of its accounts receivable. Additionally, many of the contracts with the U.S. Government provide for progress billings based on costs incurred.
   These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts.

        Although the Company has made some progress toward diversification into non-defense business activities, the Company's largest single customer continues to be the Department of Defense (55% of revenue in 1995). Due to the procurement cycles of its customers (generally three to five years), the Company's revenues and margins are subject to continual recompetition. In a typical annual cycle approximately 20% to 30% of the Company's business will be recompeted and the Company will bid on several new contracts. Existing contracts can be lost or rewon at lower margins at any time and new contracts can be won. The net outcome of this bidding process, which in any one year can have a dramatic impact on future revenues and earnings, is impossible to predict. Also, if the U.S. Government budget is reduced or spending shifts away from locations or contracts for which the Company provides services, the Company's ability to retain current contracts or obtain new contracts could be significantly reduced.

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information with respect to this item is contained in the Company's Consolidated Financial Statements and Financial
   Statement Schedules included elsewhere in this Annual Report on Form 10-K.


                Report of Independent Public Accountants

   To DynCorp:

   We have audited the accompanying consolidated balance sheets of DynCorp (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' accounts and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynCorp and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

   Washington, D.C.,                        ARTHUR ANDERSEN LLP
   March 15, 1996



DynCorp and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                                 December 31,
                                                              1995      1994(a)
Current Assets:
   Cash and short-term investments (Notes 1 and 5)          $ 31,151   $  7,738
   Accounts receivable and contracts in process
     (Notes 3, 4 and 5)                                      179,706    172,731
   Inventories of purchased products and supplies,
     at lower of cost (first-in, first-out) or market          1,383        793
   Deferred income taxes (Note 14)                                 -      2,698
   Other current assets                                        8,095      4,122
   Net current assets of discontinued operations (Note 2)          -     18,316
      Total Current Assets                                   220,335    206,398

Property and Equipment, at cost (Notes 1 and 18):
   Land                                                        1,621      5,372
   Buildings and leasehold improvements                        9,773     24,348
   Machinery and equipment                                    30,234     25,868
                                                              41,628     55,588
   Accumulated depreciation and amortization                 (22,600)   (17,739)
      Net property and equipment                              19,028     37,849

Intangible Assets, net of accumulated amortization
   (Notes 1, 13 and 19)                                       50,689     51,837

Other Assets (Notes 5 and 20)                                 85,438     32,788

Net Noncurrent Assets of Discontinued Operations (Note 2)          -     67,128

      Total                                                 $375,490   $396,000

(a) Restated for the discontinuance of the Commercial Aviation business (see Note 2).

    See accompanying notes.


DynCorp and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)
                                                                 December 31,
                                                                1995    1994(a)
Current Liabilities:
   Notes payable and current portion of long-term debt
    (Notes 3 and 5)                                         $  1,260   $  3,004
   Accounts payable (Note 3)                                  38,007     18,878
   Deferred revenue and customer advances (Note 1)             4,814      3,863
   Accrued income taxes (Notes 1, 3 and 14)                   11,374         30
   Accrued expenses (Note 6)                                 100,152     95,482
      Total Current Liabilities                              155,607    121,257

Long-term Debt (Notes 3 and 5)                               104,112    230,444

Deferred Income Taxes (Notes 1 and 14)                         2,917      1,210

Other Liabilities and Deferred Credits (Notes 3 and 20)       86,992     33,551
      Total Liabilities                                      349,628    386,462

Contingencies and Litigation (Note 20)                             -          -

Redeemable Common Stock, at fair value (Note 7)              129,843    121,170
Preferred Stock, Class C 18% cumulative, convertible,
  $24.25 liquidation value (liquidation value including
  unrecorded dividends $11,863,000 in 1995 and $9,948,000
  in 1994), 123,711 shares authorized, issued and
  outstanding (Note 8)                                         3,000      3,000
Common Stock, par value ten cents per share, authorized
  20,000,000 shares; issued 1,588,587 shares in 1995
  and 812,387 shares in 1994 (Note 9)                            159         81
Common Stock Warrants (Note 10)                               11,305     11,486
Unissued Common Stock under restricted stock plan (Note 10)    5,908      9,923
Paid-in Surplus                                               13,122       (106)
Deficit                                                     (115,888)  (118,256)
Common Stock Held in Treasury, at cost; 1,234,157 shares
  and 173,988 warrants in 1995 and 459,309 shares and
  173,988 warrants in 1994                                   (21,084)    (8,817)
Unearned ESOP Shares (Note 12)                                  (503)         -
Cummings Point Industries Note Receivable (Notes 3 and 11)         -     (8,943)
     Total                                                  $375,490   $396,000

(a) Restated for the discontinuance of the Commercial Aviation business (see Note 2).

    See accompanying notes.


DynCorp and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31
(Dollars in thousands except per share data)



                                                       1995   1994(a)   1993(a)
Revenues (Note 1)                                  $908,725  $818,683  $777,216

Costs and expenses:
     Cost of services                              $871,471  $783,095  $742,455
     Selling and corporate administrative            18,705    16,887    17,547
     Interest expense                                14,856    14,903    14,777
     Interest income                                 (3,804)   (2,398)   (2,428)
     Other (Note 13)                                 10,058     7,654     7,109
        Total costs and expenses                    911,286   820,141   779,460

Loss from continuing operations before income taxes,
 minority interest and extraordinary item            (2,561)   (1,458)   (2,244)
   Provision (benefit) for income taxes (Note 14)    (9,090)   (2,236)    1,289
Earnings (loss) from continuing operations before
 minority interest and extraordinary item             6,529       778    (3,533)
   Minority interest (Note 1)                         1,255     1,130       952

Earnings (loss) from continuing operations before
 extraordinary item                                   5,274      (352)   (4,485)
   Loss from discontinued operations, net of
     income taxes (Note 2)                           (1,416)  (12,479)   (8,929)
   Gain on sale of discontinued operations, net of
     income taxes (Note 2)                            1,396         -         -

Earnings (loss) before extraordinary item             5,254   (12,831)  (13,414)
   Extraordinary loss from early extinguishment
     of debt, net of income taxes (Note 5)           (2,886)        -         -

Net earnings (loss)                                 $ 2,368  $(12,831) $(13,414)

  Preferred Class C dividends not declared or
    recorded (Note 8)                                (1,915)   (1,606)   (1,347)

Common stockholders' share of earnings (loss)       $   453  $(14,437) $(14,761)

Earnings (Loss) Per Common Share (Note 16)
  Primary and fully diluted:
    Continuing operations before extraordinary item $  0.27  $  (0.29) $  (1.13)
    Discontinued operations                               -     (1.83)    (1.74)
    Extraordinary item                                (0.23)        -         -
    Common stockholders' share of earnings (loss)   $  0.04  $  (2.12) $  (2.87)

(a) Restated for the discontinuance of the Commercial Aviation business (see Note 2).

    See accompanying notes.



DynCorp and Subsidiaries
Consolidated Statements of Stockholders' Accounts
For the Years Ended December 31
(Dollars in thousands)

                                                                                                     Unissued
                                                                                                      Common
                                                                                                       Stock
                                                                                                       Under
                                                       Redeemable   Preferred    Common      Stock  Restricted   Paid-in
                                                        Stock(a)      Stock     Stock(a)   Warrants Stock Plan  Surplus(a)   Deficit

Balance December 31, 1992                                 $85,450    $ 3,000    $   65     $15,119   $ 9,941     $11,384   $(92,011)
  Stock issued under Restricted Stock Plan (Note 10)        1,781                                     (1,781)
  Treasury stock purchased (Notes 7 and 9)                 (1,985)                  11                             1,974
  Stock issued under the Management
   Employees Stock Purchase Plan (Note 7)                      47                                                    (42)
  Accrued compensation (Note 10)                                                                       2,235
  Payments received on Employee Stock
   Ownership Plan (Note 12)
  Contribution of stock to Employee Stock Ownership Plan
   (Note 12)                                                  437                   (3)                             (434)
  Stock issued in conjunction with acquisition (Note 7)     2,200                  (12)                           (2,188)
  Accrued interest on note receivable (Note 11)
  Net loss                                                                                                                  (13,414)
  Adjustment of shares to fair value                        2,066                                                 (2,066)
Balance, December 31, 1993                                 89,996      3,000        61      15,119    10,395       8,628   (105,425)
  Stock issued under Restricted Stock Plan (Note 10)        1,718                                     (1,694)        (24)
  Treasury stock purchased (Notes 7 and 9)                 (2,645)                  20         (57)                2,349
  Stock issued under the Management Employees
    Stock Purchase Plan (Note 7)                               37                                                    (39)
  Warrants exercised (Note 10)                              3,944                           (3,576)
  Accrued compensation (Note 10)                                                                       1,222
  Contribution of stock to Employee Stock Ownership Plan
    (Note 12)                                              17,100
  Accrued interest on note receivable (Note 11)
  Net loss                                                                                                                  (12,831)
  Adjustment of shares to fair value                       11,020                                                (11,020)
Balance, December 31, 1994                                121,170      3,000        81      11,486     9,923        (106)  (118,256)
  Stock issued under Restricted Stock Plan (Note 10)        4,311                                     (4,015)       (296)
  Treasury stock purchased (Notes 7 and 9)                (12,240)                  78                            11,925
  Warrants exercised or canceled (Note 10)                    179                             (181)                   22
  Contribution of stock to Employee Stock Ownership Plan
    (Note 12)                                              18,000
  Payment received on Employee Stock Ownership Plan note
    (Note 12)
  Accrued interest on note receivable (Note 11)
  Collection of note receivable (Note 11)
  Net earnings                                                                                                                2,368
  Adjustment of shares to fair value                       (1,577)                                                 1,577
Balance, December 31, 1995                               $129,843    $ 3,000    $  159     $11,305   $ 5,908     $13,122  $(115,888)


(a) Restated to conform to the balance sheet presentation (see Note 1).

See accompanying notes.




DynCorp and Subsidiaries
Consolidated Statements of Stockholders' Accounts
For the Years Ended December 31
(Dollars in thousands)

                                                                     Employee
                                                                      Stock     Cummings
                                                                    Ownership     Point
                                                                    Plan Loan  Industries
                                                         Treasury  and Unearned  Note
                                                           Stock   ESOP Shares Receivable

Balance December 31, 1992                                $ (6,538)  $(16,116)  $(6,410)
  Stock issued under Restricted Stock Plan (Note 10)
  Stock issued under the Management
  Treasury stock purchased (Notes 7 and 9)                 (1,980)
   Employees Stock Purchase Plan (Note 7)                      41
  Payments received on Employee Stock
   Ownership Plan (Note 12)                                           16,116
  Accrued compensation (Note 10)
  Contribution of stock to Employee Stock Ownership Plan
   (Note 12)                                                  437
  Stock issued in conjunction with acquisition (Note 7)     2,200
  Accrued interest on note receivable (Note 11)                                 (1,158)
  Net loss
  Adjustment of shares to fair value
Balance, December 31, 1993                                 (5,840)         -    (7,568)
  Stock issued under Restricted Stock Plan (Note 10)
  Treasury stock purchased (Notes 7 and 9)                 (2,690)
  Stock issued under the Management Employees
    Stock Purchase Plan (Note 7)                               32
  Warrants exercised (Note 10)                               (319)
  Accrued compensation (Note 10)
  Contribution of stock to Employee Stock Ownership Plan
    (Note 12)
  Accrued interest on note receivable (Note 11)                                 (1,375)
  Net loss
  Adjustment of shares to fair value
Balance, December 31, 1994                                 (8,817)         -    (8,943)
  Stock issued under Restricted Stock Plan (Note 10)
  Treasury stock purchased (Notes 7 and 9)                (12,267)
  Warrants exercised or canceled (Note 10)
  Contribution of stock to Employee Stock Ownership Plan
    (Note 12)                                                        (13,750)
  Payment received on Employee Stock Ownership Plan note
    (Note 12)                                                         13,247
  Accrued interest on note receivable (Note 11)                                   (951)
  Collection of note receivable (Note 11)                                        9,894
  Net earnings
  Adjustment of shares to fair value
Balance, December 31, 1995                               $(21,084)  $   (503)  $     -

See accompanying notes.



DynCorp and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31
(Dollars in thousands)
                                                       1995    1994(a)   1993(a)
Cash Flows from Operating Activities:
 Net earnings (loss)                              $   2,368  $(12,831) $(13,414)
 Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                    11,348    16,340    13,151
    Pay-in-kind interest on Junior Subordinated
     Debentures (Note 5)                                  -     8,787     6,676
    Loss, before tax, on purchase of Junior
     Subordinated Debentures (Note 5)                 4,786         -         -
    Loss from discontinued operations (Note 2)           20    12,479     8,929
    Deferred income taxes                             4,959    (2,258)      521
    Accrued compensation under Restricted Stock Plan      -     1,222     2,235
    Noncash interest income                               -    (1,375)   (1,158)
    Change in reserves of businesses divested in 1988 7,700     2,318     1,738
    Other                                            (1,124)      604      (129)
    Change in assets and liabilities, net of
     acquisitions and dispositions:
      Increase in accounts receivable and contracts
        in process                                   (6,975)  (22,502)   (2,030)
      (Increase) decrease in inventories               (340)     (466)       96
      (Increase) decrease in other current assets    (1,222)    5,648    (1,223)
      Decrease in current liabilities except notes
        payable and current portion of long-term debt(7,756)   (8,896)   (9,387)
 Cash provided (used) by continuing operations       13,764      (930)    6,005
 Cash (used) provided by operating activities of
  discontinued operations                            (3,375)   10,291     2,344
    Cash provided by operating activities            10,389     9,361     8,349

Cash Flows from Investing Activities:
 Sale of property and equipment                      16,294     1,944       927
 Proceeds received from notes receivable              8,950         6       446
 Purchase of property and equipment                  (4,789)   (3,742)   (3,576)
 Deferred income taxes from "safe harbor"
  leases (Note 14)                                     (554)     (499)     (441)
 Assets and liabilities of acquired businesses
  (excluding cash acquired) (Notes 1 and 19)         (1,092)  (14,312)  (10,890)
 Proceeds from sale of discontinued operations
  (Note 2)                                          135,700         -         -
 Cash on deposit for letters of credit (Note 5)      (3,307)      (21)   (2,916)
 Investing activities of discontinued operations    (11,439)   (4,781)   (1,424)
 Other                                                  176      (830)     (653)
    Cash provided (used) by investing activities    139,939   (22,235)  (18,527)

Cash Flows from Financing Activities:
 Treasury stock purchased (Note 7)                  (12,267)   (3,182)   (1,980)
 Payment on indebtedness                            (25,172)   (4,499)   (5,844)
 Redemption of Junior Subordinated Debentures
  (Note 5)                                         (105,971)        -         -
 Stock released to Employee Stock Ownership Plan
  (Note 12)                                          17,497    17,100    16,116
 Treasury stock sold                                      -       159        46
 Financing activities of discontinued operations       (228)     (697)     (521)
 Other                                                 (774)      (41)        -
    Cash (used) provided by financing activities   (126,915)    8,840     7,817
Net Increase (Decrease) in Cash and Short-term
    Investments                                      23,413    (4,034)   (2,361)
Cash and Short-term Investments at Beginning
    of the Year                                       7,738    11,772    14,133
Cash and Short-term Investments at End of the Year$  31,151  $  7,738  $ 11,772

(a) Restated for the discontinuance of the Commercial Aviation business (see Note 2).

    See accompanying notes.

DynCorp and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995

(1) Summary of Significant Accounting Policies

Principles of Consolidation -- All majority-owned subsidiaries have been included in the financial statements and all significant intercompany accounts and transactions have been eliminated (see Note
2). Outside investors' interest in the majority owned subsidiaries is reflected as minority interest. Investments less than 50% owned are accounted for using the equity method of accounting.

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Contract Accounting -- Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings.
The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fee earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount.

    It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirement can be reasonably estimated.

    It is the Company's policy to defer labor and related costs incurred in connection with the phase-in/start-up of new contracts (after the award of the contract) when such costs are significant to the contract and are not reimbursed separately by the customer. These deferred costs are generally amortized over the original contract period and option years which are considered probable to be exercised.

Property and Equipment -- The Company computes depreciation and amortization using both straight-line and accelerated methods. The estimated useful lives used in computing depreciation and amortization on a straight-line basis are: building, 15-33 years; machinery and equipment, 3-20 years; and leasehold improvements, the lesser of the useful life or the term of the lease. Accelerated depreciation is based on a 150% declining balance method with light-duty vehicles assigned a three-year life and machinery and equipment assigned a five-year life. Depreciation and amortization expense was $5,100,000 for 1995, $4,978,000 for 1994 and $4,468,000 for 1993.

    Cost of property and equipment sold or retired and the related accumulated depreciation or amortization is removed from the accounts in the year of disposal, and any gains or losses are reflected in the consolidated statements of operations. Expenditures for maintenance and repairs are charged to expense as incurred, and major additions and improvements are capitalized.

Intangible Assets -- Intangible assets principally consist of the excess of the acquisition cost over the fair value of the net tangible assets of businesses acquired. In accordance with the guidance provided in APB No. 16, the Company assesses and allocates, to the extent possible, excess acquisition price to identifiable intangible assets and any residual is considered goodwill. A large portion of the intangible assets is goodwill which resulted from the 1988 LBO and merger, accounted for as a purchase, and represents the existing technical capabilities, customer relationships and ongoing business reputation that had been developed over a significant period of time. The Company believes that these relationships and the value of the Company's business reputation were and continue to be long-term intangible assets with an almost infinite life. Since the APB No. 17 limitation is 40 years, this period is used for amortization purposes for the majority of the goodwill. The value assigned to identifiable intangible assets at the time of the LBO and merger in 1988 was amortized over applicable estimated useful lives and was fully amortized as of December 31, 1994.

    At December 31, 1995, intangible assets consist of $47,846,000 of unamortized goodwill and $2,843,000 of value assigned to contracts. Goodwill is being amortized on a straight-line basis over periods up to forty years ($47,461,000 forty years, $158,000 thirty years and $227,000 ten years). Amortization expense was $2,081,000, $4,343,000 (see Note 13(a)) and $2,568,000 in 1995, 1994 and 1993, respectively.
Amounts allocated to contracts are being amortized over the lives of the contracts for periods up to ten years. Amortization of amounts allocated to contracts was $624,000, $2,051,000 and $3,555,000 in
1995, 1994 and 1993, respectively. Cumulative amortization of $13,785,000 and $29,895,000 has been recorded through December 31, 1995, of goodwill and value assigned to contracts, respectively.

    The Company assesses potential impairment of intangible assets, including goodwill, on a continuing basis. The Company uses an estimate of its future undiscounted cash flows to evaluate whether the intangible assets, including goodwill, are recoverable. The amount of impairment, if any, is measured based on projected discounted cash flows using a discount rate reflecting the Company's average cost of funds.

Income Taxes -- As prescribed by Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes" the Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, less valuation allowances, if required.

Environmental Liabilities -- The Company accrues environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. Recorded liabilities have not been discounted.

Contingent Liabilities -- The Company's accounting policy is to accrue an estimated loss from a loss contingency when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. The accrual for a loss contingency may include such costs as legal costs, settlement and compensating amounts, estimated punitive damages and penalties.

Treasury Stock -- The Company records the purchase of treasury stock at the lower of acquired cost or fair value. The amount in excess of fair value, as in the case of shares acquired from ESOP participants, is recorded as compensation expense (see Note 7).

Employee Stock Ownership Plan -- The Company has adopted Statement of Position (SOP) 93-6, "Employers Accounting for Employee Stock
Ownership Plans," issued in November 1993 and effective for financial statements issued after December 15, 1993.

Postretirement Health Care Benefits -- The Company provides no significant postretirement health care or life insurance benefits to its retired employees other than allowing them to continue as a participant in the Company's plans with the retiree paying the full cost of the premium. The Company has determined, based on an actuarial study, that it has no liability under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Postemployment Benefits -- The Company has no liability under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," as it provides no benefits as defined.

Other -- The Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in May 1993 and SFAS No. 119, "Disclosure About
Derivative Financial Instruments," in October 1994.   The Company
holds no significant financial instruments of the nature described in these pronouncements and therefore believes the statements do not have a material effect on its results of operations or financial condition.

New Accounting Pronouncements -- SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets and certain intangibles be reviewed for impairment when events or circumstances indicate the carrying amount of an asset may not be recoverable. The Company's practice is consistent with the guidelines as set forth in the Statement. The Statement was issued in March, 1995 and is effective for fiscal years beginning after December 15, 1995.

    SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October, 1995 and is effective for fiscal years beginning after December 15, 1995. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to account for its stock option plan, which was adopted in October 1995, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." By doing so, the Company, beginning in 1996, will be required to make proforma disclosure of net income and earnings per share as if the fair value based method for accounting defined in Statement 123 had been applied.

Consolidated Statements of Cash Flows -- For purposes of these statements, short-term investments which consist of certificates of deposit and government repurchase agreements with a maturity of ninety days or less are considered cash equivalents. Cash and short-term investments at December 31, 1995 exclude $9,244,000 of restricted cash which is classified as Other Assets.

Classification -- Consistent with industry practice, assets and liabilities relating to long-term contracts and programs are classified as current although a portion of these amounts is not expected to be realized within one year.

    Cash paid for income taxes was $3,140,000 for 1995, $1,145,000 for 1994 and $1,059,000 for 1993.

    Cash paid for interest, excluding the interest paid under the Employee Stock Ownership Plan term loan, was $22,100,000 for 1995, $10,984,000 for 1994 and $11,545,000 for 1993. The increase in 1995 over prior years resulted from the payment in cash (as opposed to payment-in-kind) of interest on the Company's 16% Junior Subordinated Debentures (see below).

    Noncash investing and financing activities consist of the following (in thousands):

                                            1995     1994     1993
Acquisitions of businesses:
   Assets acquired                       $ 2,772  $30,302  $31,675
   Liabilities assumed                    (1,680) (15,990) (17,198)
   Stock issued                                -        -   (2,200)
   Notes issued and other liabilities          -        -   (1,382)
   Cash acquired                               -        -       (5)
   Net cash                              $ 1,092  $14,312  $10,890
Pay-in-kind interest on Junior
 Subordinated Debentures (Note 5)        $     -  $15,329  $13,142
Unissued common stock under
 restricted stock plan (Note 10)         $     -  $ 1,222  $ 2,235
Capitalized equipment leases and notes
  secured by property and equipment      $     -  $   121  $     -

    Change in Presentation of Stockholders' Accounts -- The presentation of the stockholders' accounts in the balance sheets has been revised as a result of classifying the ESOP shareholders and management investor shareholders separately from outside investors because of the redemption feature of the common stock held by the ESOP and management investor shareholders. In previously issued financial statements, the stockholders' accounts were aggregated. (See Note 7).

(2)   Discontinued Operations

      On June 29, 1995, the Company's Board of Directors determined that it would be in the Company's best interest to discontinue the entire Commercial Aviation Business operations. On June 30, 1995, the Company sold all of its subsidiaries engaged in the business of commercial aircraft maintenance and modification to Sabreliner Corporation for $13,700,000 in cash, subject to additional payments based on future business revenues of the sold companies. On August
31, 1995, the Company sold all of its subsidiaries engaged in the business of commercial aviation ground handling services, cargo handling, and refueling to ALPHA Airports Group Plc for $122,000,000 in cash, subject to adjustment to the final closing date balance sheet. The net proceeds received were in excess of the book value of the net assets of the businesses and a gain of $1,396,000, net of income taxes, has been recognized. Goodwill arising out of the 1988
LBO and merger had been allocated to the commercial aviation business based on net assets at that time and projected earnings before interest, taxes, depreciation and amortization. The net proceeds were used primarily to retire DynCorp debt and satisfy existing equipment funding obligations of the Ground Handling unit. As a result of these divestitures, these businesses have been classified as discontinued operations for financial reporting purposes. These two sales resulted in the divestiture of the Company's entire Commercial
Aviation business.

    The Company retained certain contingent liabilities of the Commercial Aviation Business. These contingent liabilities include the normal general warranties and representations and certain specific issues regarding environmental, insurance and tax matters. The Company has recorded $3,250,000 to cover these contingent liabilities of which $750,000 relates to environmental issues (see
Note 20, paragraph d).

    The components of discontinued operations on the consolidated condensed balance sheets and statements of operations are as follows (in thousands):


                                                   December 31, 1994
    Accounts receivable and contracts in process        $ 35,788
    Inventories of purchased products and supplies         5,561
    Other current assets                                   1,365
    Accounts payable                                      (7,921)
    Other current liabilities                            (16,477)
      Net current assets of discontinued operations     $ 18,316

    Property and equipment (net)                        $ 22,513
    Goodwill                                              42,955
    Other assets                                           1,863
    Other liabilities                                       (203)
       Net noncurrent assets of discontinued operations $ 67,128

                                                 Years Ended December 31,
                                               1995(a)       1994       1993

    Revenues                                 $130,709    $203,389   $175,928
    Cost of services (b)                      123,698     195,109    171,132
    Interest expense and other (d)              7,236      14,237     13,685
    Asset impairment (c)                            -       9,492          -
    Pre-tax gain on discontinued operations   (29,998)          -          -
    Income tax provision (benefit)             29,793      (2,970)        40
    Loss from discontinued operations        $   (20)    $(12,479)  $ (8,929)

    (a) The results of operations for 1995 are not comparable to prior years due to the interim divestitures of the maintenance and ground handling operations.

    (b) During 1994, the Company revised its estimate of the useful lives of certain machinery and equipment to conform to its actual experience with fixed asset lives. It was determined the useful lives of these assets ranged from three to ten years as compared to the two to seven year lives previously utilized. The effect of this change was to reduce depreciation expense and net loss from discontinued operations for the year ended December 31, 1994, by approximately $2,115,000 or $0.31 per share.

    (c) The Company continually evaluated its alternatives in respect to the unsatisfactory performance by the Aircraft Maintenance unit which posted an operating loss of $5,351,000 in 1994, its fourth consecutive year of operating losses. In 1991 and 1992, the unit experienced operating losses of $1,137,000 and $428,000, respectively. In 1994, after posting an operating loss of $6,629,000 in 1993, the Company began exploring possible alternatives for the disposition, curtailment or closing of the unit. For the first six months of 1994, the unit was approximately at a breakeven level. In the third quarter, the Company engaged an investment advisor to market the maintenance unit and entered into discussions with a potential business partner. At December 31, 1994, the status of the unit was unresolved pending the outcome of discussions with potential investors and a major customer. These discussions could have resulted in one of a number of alternatives, including the consummation of a joint venture, the procurement of long-term contracts, sale of the entire unit or the failure to negotiate any transaction at all. Management projections indicated that the maintenance unit should be profitable in 1995 with the exception of one site. The Company believed that if it was unable to consummate a satisfactory resolution through any of these alternatives, the most likely course of action would be to consolidate its operations by closing one of the maintenance facilities. In management's opinion, no single alternative (i.e., entering into a joint venture, the curtailment of operations or shut down of one or more facilities, or the divestiture of the unit as a whole) was more or less likely to occur; however, the Company believed that it had suffered at least a partial impairment of its investment in this unit. Accordingly, it recorded an estimate of the applicable goodwill ($5,242,000) and other assets ($4,250,000) that would be written down in the event the consolidation or shut-down of one of the facilities became necessary. The amount of goodwill represents the unamortized balance as of December 31, 1994 of the goodwill allocated to the maintenance unit in Florida at the time of the Company's 1988 LBO and merger. The amount of write-down of other assets consists of estimated losses to dispose of the inventory, property and equipment and to otherwise reserve for shut-down/consolidation of facilities. The Florida operation was the most likely location to be closed since it had been incurring losses for several years and a loss was projected for 1995. On June 30, 1995, the Company sold the entire Aircraft Maintenance unit to Sabreliner Corporation (see the first paragraph of this Note 2).

    (d) The Company has charged interest expense to discontinued operations of $7,950,000, $10,715,000 and $10,761,000 in
         1995, 1994 and 1993, respectively. The interest expense charged is the sum of the interest on the debt of the discontinued operations assumed by the buyers plus an allocation of other consolidated interest that was not directly attributable to the continuing operations of the Comapny. The amount allocated was based on the ratio of net assets of the discontinued operations to the sum of total net assets of the Company plus consolidated debt other than debt of the discontinued operations that were assumed by the buyer and debt that was not directly attributed to any other operations of the Company. Subsequent to the discontinuance, the allocated interest (and applicable debt) was substantially eliminated by using the proceeds of the sale to pay off
         DynCorp debt in amounts substantially equal to the amounts used to allocate interest to the discontinued business activities.

(3)   Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

    Accounts Receivable, Accounts Payable and Accrued Income Taxes - The carrying amount approximates the fair value due to the short maturity of these instruments.

    Long-term debt and other liabilities - The fair value of the Company's long-term debt is based on the current rate as if the issue date were December 31, 1995 and 1994 for its Collateralized Notes and on the quoted market price for its Junior Subordinated Debentures. For the remaining long-term debt (see Note 5) and other liabilities the carrying amount approximates the fair value.

    Cummings Point Industries, Inc. Note Receivable - The carrying value approximated the fair value (see Note 11).

The estimated fair values of the Company's financial instruments at December 31, are as follows (in thousands):

                                             1995                    1994
                                     Carrying      Fair     Carrying      Fair
                                      Amount      Value      Amount       Value

    Cash and short-term investments  $ 31,151   $ 31,151    $  7,738    $ 7,738
    Accounts receivable               179,706    179,706     172,731    172,731
    Accounts payable                   38,007     38,007      18,878     18,878
    Accrued income taxes                9,177      9,177          30         30
    Long-term debt and other
      liabilities                     104,112    105,584     232,830    228,951
    Cummings Point Industries, Inc.
      note receivable                       -          -       8,943      8,943


(4)  Accounts Receivable and Contracts in Process

  The components of accounts receivable and contracts in process were as follows at December 31 (in thousands):

                                                         1995       1994
  U.S. Government:
       Billed and billable                            $109,937   $111,950
       Recoverable costs and accrued profit on
        progress completed but not billed               26,130     28,546
       Retainage due upon completion of contracts        1,901      4,046
                                                       137,968    144,542
  Other Customers (primarily subcontracts from
   U.S. Government prime contractors and other state,
   local and quasi-government agencies):
       Billed and billable (less allowance for
        doubtful accounts of $9 in 1995 and 1994)       32,479     22,781
       Recoverable costs and accrued profit on
        progress completed but not billed                9,259      5,408
                                                        41,738     28,189
                                                      $179,706   $172,731

  Billed and billable include amounts earned and contractually billable at year-end but which were not billed because customer invoices had not yet been prepared at year-end. Recoverable costs and accrued profit not billed is composed primarily of amounts recognized as revenues, but which are not contractually billable at the balance sheet dates. It is expected that all amounts at December 31, 1995 will be collected within one year except for approximately $11,500,000.

(5)  Long-term Debt

  At December 31, 1995 and 1994, long-term debt consisted of (in thousands):

                                                                1995       1994
  Contract Receivable Collateralized Notes, Series 1992-1 $100,000 $100,000 Junior Subordinated Debentures, net of
    unamortized discount of $4,793 in 1994                         -    102,658
  Mortgages payable                                            3,802     22,285
  Notes payable, due in installments through
    2002, 9.88% weighted average interest rate                 1,570      6,993
  Capitalized equipment leases (see Note 18)                       -      1,512
                                                             105,372    233,448
  Less current portion                                         1,260      3,004
                                                            $104,112   $230,444

Debt maturities as of December 31, 1995, were as follows (in thousands):


                1996                                  $  1,260
                1997                                   100,564
                1998                                       498
                1999                                       297
                2000                                       328
                Thereafter                               2,425
                                                      $105,372

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

  At December 31, 1995, $113,597,000 of accounts receivable are restricted as collateral for the Notes. Additionally, $3,000,000 of cash is restricted as collateral for the Notes and $6,244,000 of cash is restricted as collateral for letters of credit required for certain contracts, most with terms of three to five years. The Company negotiated an agreement which provides for a $7,500,000 revolving letter of credit facility. For each letter of credit issued, the Company must assign a cash collateral deposit in favor of the bank for 100% of the face value of the letter of credit. The Company will pay a fee of 1.5% per annum computed on the face amount of the letter of credit for the period the letter of credit is scheduled to be outstanding. This restricted cash has been included in Other Assets on the balance sheet at December 31, 1995. To conform with the current period presentation, restricted cash of $3,000,000 and $2,937,000 representing collateral for the Notes and letters of credit, respectively, has been reclassified to Other Assets at December 31, 1994.

  On July 25, 1995, the Company entered into a revolving credit facility with Citicorp North America, Inc. under which the Company may borrow up to $20,000,000 secured by specified eligible government contract receivables ($15,000,000) and other receivables ($5,000,000). The agreement requires the Company to maintain compliance with certain covenants and will expire on the earlier of July 23, 1996 or the refinancing of the existing Contract Receivable Collateralized Notes. The Company utilized this credit facility sporadically throughout the latter part of 1995, with maximum borrowings of $5,500,000 in late August. There were no borrowings under this line of credit at December 31, 1995. In the event that the financing facility underlying the Contract Receivable Collateralized Notes is expanded, the Company is required to pay down the Citicorp North America, Inc. revolving credit facility.

  During 1995, the Company repurchased or called all of the outstanding 16% Junior Subordinated Debentures. The Company has recorded an extraordinary loss of $2,886,000, net of an income tax benefit of $1,900,000 consisting primarily of the write-off of unamortized discount or deferred financing costs and also various transaction costs. The Debentures were scheduled to mature on June 30, 2003, and bore interest at 16% per annum, payable semi-annually. The Company could, at its option, prior to September 9, 1995, pay the interest either in cash or issue additional Debentures. During 1994 and 1993, $15,329,000 and $13,142,000, respectively, of additional Debentures were issued in lieu of cash interest payments (includes $6,542,000 and $6,466,000 in 1994 and 1993 respectively, allocated to discontinued operations).

  The Company obtained title to its corporate office building on July 31, 1992 by assuming a mortgage of $19,456,000. The mortgage maturity date was May 27, 1993; however, as provided, the Company extended the mortgage to March 27, 1995 with an increase in the interest rate of 1/2% per annum plus an extension fee. On February 7, 1995, the Company sold the building to RREEF America Reit Corp. C and entered into a 12-year lease with RREEF as the landlord. The facility was sold for $13,780,000 and the proceeds were applied to the mortgage. A net gain of $3,430,000 was realized on the transaction and is being amortized over the life of the lease. Since the Company's intent was to discharge its obligation under the mortgage with noncurrent assets, the amount was included in long-term debt at December 31, 1994.

  The Company acquired the Alexandria, VA headquarters of Technology Applications, Inc. ("TAI") on November 12, 1993, in conjunction with the acquisition of TAI. A mortgage of $3,344,000 bearing interest at 8% per annum was assumed. Payments are made monthly and the mortgage matures in April 2003. Additionally, a $1,150,000 promissory note was issued. The note bears interest at 7% per annum. Payments under the note shall be made quarterly through October 1998.

  Deferred debt issuance costs are being amortized using the effective interest rate method over the terms of the related debt. At December 31, 1995, unamortized deferred debt issuance costs were $790,000 and amortization for 1995, 1994 and 1993 was $743,000,
$324,000 and $328,000, respectively.

(6)  Accrued Expenses

  At December 31, 1995 and 1994, accrued expenses consisted of the following (in thousands):

                                                1995     1994
  Salaries and wages                         $42,063 $ 45,181
  Insurance                                   14,921    9,564
  Interest                                     4,541    4,716
  Payroll and miscellaneous taxes              9,402    8,881
  Accrued contingent liabilities and
    operating reserves (see Note 20)          24,015   19,875
  Other                                        5,210    7,265

                                            $100,152 $ 95,482

(7)  Redeemable Common Stock

  In conjunction with the acquisition of Technology Applications, Inc. in November 1993, the Company issued put options on 125,714 shares of common stock. The holder may, at any time commencing on December 31, 1998 and ending on December 31, 2000, sell these shares to the Company at a price per share equal to the greater of $17.50; or, if the stock is publicly traded, the market value at a specified date; or, if the Company's stock is not publicly traded, the fair value at the time of exercise. At December 31, 1995 and 1994, 125,714 shares of common stock were outstanding at a per share fair value (as described in the following paragraph) of $18.10 at December 31, 1995 and $18.20 at December 31, 1994.

  In accordance with ERISA regulations and the Employee Stock Ownership Plan (the Plan) documents, the ESOP Trust or the Company is obligated to purchase vested common stock shares from ESOP participants (see Note 12) at the fair value (as determined by an independent appraiser) as long as the Company's common stock is not publicly traded. The shares initially bought by the ESOP in 1988 were bought at a "control price," reflecting the higher price that buyers typically pay when they buy an entire company (as the ESOP and other investors did in 1988). A special provision in the ESOP's 1988 agreement permits participants to receive a "control price" when they sell these shares back to the Company under the ESOP's "put option" provisions. This "control price," determined by the appraiser as of December 31, 1995, was $18.10 per share. The additional shares received by the ESOP in 1993 and 1994 were at a "minority interest price," reflecting the lower price that buyers typically pay when they are buying only a small piece of a company (as the ESOP did in these years). Participants do not have the right to sell these shares at the "control price." The minority interest price determined by the independent appraiser as of December 31, 1995 was $14.50 per share. Participants receive their vested shares upon retirement, becoming disabled, or death, over a period of one to five years and for other reasons of termination over a period of one to ten years, all as set forth in the Plan documents. In the event the fair value of a share is less than $27.00, the Company is committed to pay through December 31, 1996, up to an aggregate of $16,000,000, the difference (Premium) between the fair value and $27.00 per share. As of December 31, 1995, the Company has purchased 617,236 shares from participants and has expended $5,949,000 of the $16,000,000 commitment. Based on the fair values of $18.10 and $14.50 per share at December 31, 1995, the Company estimates a total Premium of $8,500,000 and an aggregate annual commitment to repurchase shares from the ESOP participants upon death, disability, retirement and termination as follows; $3,900,000 in 1996, $2,800,000 in 1997,
$5,500,000 in 1998, $6,000,000 in 1999, $6,600,000 in 2000 and
$78,232,000 thereafter. The fair value is charged to treasury stock at the time of repurchase. The estimated Premium of $8,500,000 has been recorded as Other Expense in the Consolidated Statements of Operations in 1989 through 1994 (see Note 13). At December 31, 1995 and 1994, $2,551,000 and $4,121,000, respectively, of the estimated Premium is included in Accrued Expenses and $100,481,000 and $86,338,000 (3,535,195 and 2,516,802 shares outstanding at December 31, 1995 at fair values of $18.10 and $14.50 per share, respectively, and 3,691,003 and 1,312,459 shares outstanding at December 31, 1994 at fair values of $18.20 and $14.60, respectively) is included in Redeemable Common Stock.

  Redeemable common stock held by management investors includes those shares issued to management investors pursuant to the merger in 1988, shares issued through the Restricted Stock Plan (see Note 10) and shares issued through the Management Employees Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan allowed employees in management, supervisory or senior administrative positions to purchase shares of the Company's common stock along with warrants at current fair value. The Board of Directors was responsible for establishing the fair value for purposes of the Stockholders Agreement and the Stock Purchase Plan. The Stock Purchase Plan was discontinued in 1994. Treasury stock, which the Company acquired from terminated employees who had previously purchased shares from the Company, was issued to employees purchasing stock under the Stock Purchase Plan.

  Under the DynCorp Stockholders Agreement which expired on March 11, 1994, the Company was committed, upon an employee's termination of employment, to purchase common stock shares held by employees pursuant to the merger, through the Stock Purchase Plan or through the Restricted Stock Plan. If the Company's common stock becomes publicly traded, the commitment by the Company to purchase these shares is terminated. The share price at December 31, 1995 for the Restricted Stock, Management Investor and Stock Purchase shares was $14.50 per common share and $109.64 for each share for which warrants have not been exercised (one share of common stock at $14.50 per share plus 6.6767 warrants at $14.25 per warrant). However, the Company may not purchase more than $250,000 of Management Investor Shares or Restricted Stock shares in any fiscal year without the approval of the Class C Preferred stockholders. A new stockholders agreement, adopted March 11, 1994, contains similar repurchase obligations and expires March 10, 1999. On May 10, 1995, the Board of Directors, with the consent of the Class C Preferred stockholder, approved the establishment of an Internal Market as a replacement for the resale procedures included in the Dyncorp Stockholders Agreement. The Internal Market permits eligible stockholders to sell shares of common stock on four predetermined days each year. While the Company is initiating the Internal Market in an effort to provide liquidity to stockholders, there can be no assurance that there will be sufficient liquidity to permit stockholders to resell their shares on the Internal Market. At December 31, 1995, 1,387,330, 256,196 and 21,287 shares were outstanding at fair values of $14.50, $18.10 and $109.64 per share, respectively, and at December 31, 1994, 1,664,966, 255,539 and 32,471 shares were outstanding at fair values of $14.60, $18.20 and $110.41 per share, respectively.

  Following are the changes in Redeemable Common Stock for the three years ended December 31, 1995 (in thousands):

                                                           Redeemable Common Stock
                                                                       Management
                                                      Other     ESOP   Investors    Total
Balance, December 31, 1992                           $    -  $ 67,900  $ 17,550  $ 85,450
Stock issued in conjunction with acquisition          2,200                         2,200
Stock issued under Restricted Stock Plan (Note 10)                        1,781     1,781
Treasury stock purchased                                       (1,465)     (520)   (1,985)
Stock issued under Management Employee Stock
 Repurchase Plan                                                             47        47
Contribution of stock to ESOP (Note 12)                           437                 437
Adjustment of shares to fair value                              1,873       193     2,066
Balance, December 31, 1993                            2,200    68,745    19,051    89,996
Stock issued under Restricted Stock Plan (Note 10)                        1,718     1,718
Treasury stock purchased                                       (2,344)     (301)   (2,645)
Stock issued under Management Employee
 Stock Purchase Plan                                                         37        37
Warrants exercised (Note 10)                                              3,944     3,944
Contribution of stock to ESOP (Note 12)                        17,100              17,100
Adjustment of shares to fair value                       88     2,837     8,095    11,020
Balance, December 31, 1994                            2,288    86,338    32,544   121,170
Stock issued under Restricted Stock Plan (Note 10)                        4,311     4,311
Treasury stock purchased                                       (2,904)   (9,336)  (12,240)
Warrants exercised (Note 10)                                                179       179
Contribution of stock to ESOP (Note 12)                        18,000              18,000
Adjustment of shares to fair value                      (13)     (953)     (611)   (1,577)
Balance, December 31, 1995                           $2,275  $100,481  $ 27,087  $129,843




(8)   Preferred Stock Class C

  Class C Preferred Stock is convertible, at the option of the holder, into one share of common stock, adjusted for any stock splits, stock dividends or redemption. At conversion, the holder of Class C Preferred Stock is also entitled to receive such warrants as have been distributed to the holders of the common stock. Dividends accrue at an annual rate of 18%, compounded quarterly. At December 31, 1995, cumulative dividends of $8,863,000 have not been recorded or paid. Dividends will be payable only in the event of a liquidation of the Company or when cash dividends are declared with respect to common stock and only in an aggregate amount equal to the aggregate amount of dividends that such holder would have been entitled to receive if such Class C Preferred Stock had been converted into common stock. The holder of Class C Preferred Stock is entitled to one vote per share on any matter submitted to the holders of common stock for stockholder approval. In addition, so long as any Class C Preferred Stock is outstanding, the Company is prohibited from engaging in certain significant transactions without the affirmative vote of the holder of the outstanding Class C Preferred Stock.

(9)   Common Stock

  Common stock includes those shares issued to outside investors and shares issued through the Restricted Stock Plan, Management Employees Stock Purchase Plan, the ESOP and Management Investor Shares which have been purchased by the Company and are being held as treasury stock.

(10)  Common Stock Warrants and Restricted Stock

  The Company initially issued warrants on September 9, 1988 to the Class C Preferred stockholder and to certain common stockholders to purchase a maximum of 5,891,987 shares of common stock of the Company. The warrants issued to Class C Preferred stockholder and to certain common stockholders were recorded at their fair value of $2.43 per warrant and warrants issued to a lender were recorded at $3.28 per warrant. Each warrant is exercisable to obtain one share of common stock. The stockholder may exercise the warrant and pay in cash the exercise price of $0.25 for one share of common stock or may sell back to the Company a sufficient number of the exercised shares to equal the value of the warrants to be exercised. During 1995, 74,670 warrants were exercised or canceled and 4,322,449 warrants were outstanding at December 31, 1995. Rights under the warrants lapse no later than September 9, 1998.

  The Company had a Restricted Stock Plan (the Plan) under which management and key employees could be awarded shares of common stock based on the Company's performance. The Company initially reserved 1,023,037 shares of common stock for issuance under the Plan. Under the Plan, Restricted Stock Units (Units) were granted to participants who were selected by the Compensation Committee of the Board of Directors. Each Unit entitled the participant upon achievement of the performance goals (all as defined) to receive one share of the Company's common stock. Units could not be converted into shares of common stock until the participant's interest in the Units had vested. Vesting occurred upon completion of the specified periods as set forth in the Plan. In 1994 and 1993, the Company accrued as compensation expense $1,222,000 and $2,235,000, respectively, under the Plan which was charged to cost of services and selling and corporate administrative expenses.


(11)  Cummings Point Industries, Inc. Note Receivable

     The Company loaned $5,500,000 (the "Note") to Cummings Point Industries, Inc. ("CPI"), of which Capricorn Investors, L.P. ("Capricorn") owns more than 10%. By separate agreement and as security to the Company, Capricorn agreed to purchase the Note from the Company upon three months' notice, for the amount of outstanding principal plus accrued interest. As additional security, Capricorn's purchase obligation was collateralized by certain common stock and warrants issued by the Company and owned by Capricorn. The Note, which had previously been reflected as a reduction in stockholders' accounts, was paid in full in August, 1995.

(12)  Employee Stock Ownership Plan

  In September 1988, the Company established an Employee Stock Ownership Plan (the Plan). The Company borrowed $100 million and loaned the proceeds, on the same terms as the Company's borrowings, to the Plan to purchase 4,123,711 shares of common stock of the Company (the "ESOP loan"). The common stock purchased by the Plan was held in a collateral account as security for the ESOP loan from the Company. The Company was obligated to make contributions to the Plan in at least the same amount as required to pay the principal and interest installments under the Plan's borrowings. The Plan used the Company contributions to repay the principal and interest on the ESOP loan. As the ESOP loan was liquidated, shares of the Company's common stock were released from the collateral account and allocated to participants of the Plan. As of December 31, 1993, the loan was fully repaid.

  In accordance with subsequent amendments to the Employee Stock Ownership Plan, the Company contributed an additional 25,000 shares of common stock in December 1993 and in 1994 contributed cash of $17,435,000 which the ESOP used to acquire 1,312,459 shares and to pay interest and administrative expenses. In March, 1995, the Company sold 1,208,059 additional shares of common stock to the ESOP for a cash purchase price of approximately $18,000,000; the cash paid was generated by a contribution from the Company of $4,250,000 and a loan by the Company to the ESOP in the amount of $13,750,000 payable in quarterly installments through 1996. Payments through December 31, 1995, were $17,497,000. To enable it to satisfy its loan commitments, the Company is obligated to contribute cash to the ESOP.

  The Plan covers a majority of the employees of the Company. Participants in the Plan become fully vested after four years of
service.   Of the 6,669,229 shares acquired by the ESOP, 6,635,466
have been either issued or allocated to participants as of December 31, 1995. The remaining shares, representing the unpaid balance on the note receivable from the ESOP, have been reflected as a reduction in stockholders' equity. The Company recognizes ESOP expense each year based on the fair value of the shares committed to be released. The Company's cash contributions were determined based on the ESOP's debt service and other expenses. Stock contributions are determined in accordance with the amended agreement. In 1995 and 1994, cash contributions to the ESOP were $17,497,000 and $17,435,000, respectively; 1993 cash and stock contributions were $16,608,000 and $437,000 respectively. These amounts were charged to cost of services and selling and corporate administrative expenses (including interest on the ESOP term loan of $491,000 in 1993).

(13)  Other Expenses
                                                       Years Ended December 31,
                                                            (In thousands)
                                                         1995    1994     1993
Amortization of costs in excess
  of net assets acquired (f)(see Note 1)              $ 2,143  $ 2,347  $ 3,408
ESOP Repurchase Premium (see Note 7)                        -    1,323    1,507
Write-off of investment in
  unconsolidated subsidiary (a)                             -    3,250        -
Legal and other expense accruals
  associated with an acquired business (b)                  -   (1,830)   2,070
Costs associated with businesses discontinued in 1988
  and prior years
   * Asbestos liability issues (c)                      5,300        -
   * Subcontractor suit (d)                             2,400    2,665      500
   * Enviornmental costs (see Note 20(d))                   -     (347)     366
   * Other (e)                                              -        -     (573)
Miscellaneous                                             215       246    (169)
     Total Other                                      $10,058   $ 7,654 $ 7,109



  (a) The Company initally invested in this subsidiary in 1992.
      In June 1994, the Company paid an additional $1,250,000 to increase its holdings in the subsidiary from 40% to 50.1% and the subsidiary concurrently borrowed $6.0 million from another investor. The total acquisition cost exceeded the underlying equity in net assets by $2,582,000. The subsidiary's stockholders' agreement defined certain trigger events which, upon their occurrence, transferred control of the subsidiary from DynCorp to the other shareholders. These trigger events occurred in the fourth quarter of 1994 and the subsidiary's lenders called the loans in 1995. These actions, coupled with financial and cash flow projections provided by the subsidiary's management, have caused the Company to determine that its investment has been permanently impaired. As such, $3,250,000 representing the investment and excess purchase price was charged to Other Expenses in 1994. The investment was disposed of in 1995.

  (b) In 1993, $470,000 of expenses were incurred and an accrual was established for estimated future legal costs and possible fines and penalties associated with a federal investigation of an allegation that false statements were made in connection with a pricing proposal submitted by an acquired business prior to its acquisition in 1991. The investigation was concluded in 1994 with the government finding no basis for prosecution. As a consequence, the Company not only recovered a portion of its prior expenses, but also avoided any fines and penalties; consequently, the unused portion of the accrual was reversed in 1994.

  (c) Reserves for potential uninsured costs to defend and settle future asbestos claims against a former subsidiary (see
      Note 20(a)).

  (d) Reserves for the estimated costs (primarily legal defense) to resolve a lawsuit filed by a subcontractor of a former subsidiary (see Note 20(b)).

  (e) The credit in 1993 is a combination of reductions of reserves established in 1987 and 1988 for assumed liabilities and losses on disposition of assets that the Company retained from the discontinued and/or divested businesses in 1987 and 1989.

  (f) The Company acquired certain assets of Science Management Corporation ("SMC") for $1,851,000 on February 18, 1993 and allocated $1,162,000 of the purchase price to goodwill and $633,000 to contracts. In the fourth quarter of 1993, the Company became aware of apparent misrepresentations by the sellers. The Company reconsidered the estimated future undiscounted net income of SMC based on the revised facts and determined that an impairment write-down was necessary. Based upon this reassessment, $988,000 of the original goodwill was written off and included in amortization of costs in excess of net assets acquired. The remaining amount of goodwill is being amortized over thirty years.

(14)  Income Taxes

  Earnings (loss) from continuing operations before income taxes and minority interest (but including extraordinary item - see Note 5) were derived from the following (in thousands):

                                    1995        1994         1993
  Domestic operations           $ (3,111)   $   (642)    $ (2,317)
  Foreign operations              (4,236)       (816)          73
                                $ (7,347)   $ (1,458)    $ (2,244)

  The provision (benefit) for income taxes consisted of the following (in thousands):

                                               1995      1994      1993
  Current:
    Federal                                $(10,322)  $   (91)  $   683
    Foreign                                  (2,234)       54       170
    State                                    (1,493)       59       (85)
                                            (14,049)       22       768

  Deferred:
    Federal                                   2,042    (2,199)      500
    Foreign                                   1,000         -         -
    State                                     1,917       (59)       21
                                              4,959    (2,258)      521

    Total                                  $ (9,090)  $(2,236)  $ 1,289

 The components of and changes in deferred taxes are as follows (in thousands):


                                                      Deferred               Deferred               Deferred
                                            Dec. 31,   Expense    Dec. 31,    Expense    Dec. 31,    Expense
                                               1995   (Benefit)      1994    (Benefit)      1993    (Benefit)
Deferred tax liabilities:
  Difference between book and tax
    method of accounting for
    depreciation and amortization          $   (347)   $   806    $   459    $   (632)  $   (173)    $   204
  Difference between book and tax
    method of accounting for certain
     employee benefits                       (1,160)     1,535        375         223        598      (1,194)
  Difference between book and tax method
    of accounting for income on U.S.
    Government contracts                     (9,786)       885     (8,901)         38     (8,863)      1,216
  Amortization of intangibles                  (798)      (275)    (1,073)        925       (148)       (204)
  Other, net                                    (27)       (26)       (53)         37        (16)        178
    Total deferred tax liabilities          (12,118)     2,925     (9,193)        591     (8,602)        200

Deferred tax assets:
  Deferred compensation expense               2,431      1,621      4,052       1,346      5,398        (380)
  Operating reserves and other accruals      18,985      1,290     20,275      (5,358)    14,917      (2,604)
  Increase due to federal rate change           335          -        335           -        335        (335)
  Deferred taxes of discontinued operations,
    retained by the Company                       -      4,018      4,018      (1,517)     2,501         901
  Benefit of state tax on temporary
    differences and state net operating
    loss carryforwards                        4,591        983      5,574        (716)     4,858      (1,135)
  Benefit of foreign, targeted jobs, R&E
    and AMT tax credit carryforwards              -      2,812      2,812        (282)     2,530      (1,073)
    Total deferred tax assets                26,342     10,724     37,066      (6,527)    30,539      (4,626)

Federal valuation allowance                  (6,555)    (7,707)   (14,262)      2,962    (11,300)      3,812
State valuation allowance                    (4,591)      (983)    (5,574)        716     (4,858)      1,135
Total temporary differences affecting
    tax provision                             3,078      4,959      8,037      (2,258)     5,779         521
Deferred taxes from "safe harbor"
    lease transactions                       (5,995)      (554)    (6,549)       (499)    (7,048)       (441)
    Net deferred tax asset (liability)     $ (2,917)   $ 4,405    $ 1,488    $ (2,757)  $ (1,269)    $    80




  The tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. Federal income tax rate to the pre-tax loss from continuing operations amounts. The differences can be reconciled as follows (in thousands):

                                                     1995      1994      1993
    Expected Federal income tax benefit           $  (896)  $  (510)  $  (763)
    Valuation allowance                            (7,707)    2,962     3,812
    State and local income taxes, net of
      Federal income tax benefit                      275         -       (42)
    Tax benefit of discontinued operations              -      (191)   (2,721)
    Reversal of tax reserves for IRS examination        -    (4,069)        -
    Nondeductible amortization of intangibles
      and other costs                                (263)      635     1,069
    Foreign income tax                                  -        54        96
    Foreign, targeted job, R&E, AMT and
      fuel tax credits                               (257)     (537)     (189)
    Other, net                                       (242)     (580)       27
         Tax provision (benefit)                  $(9,090)  $(2,236)  $ 1,289

      The Company's U.S. Federal income tax returns have been audited through 1993. The Internal Revenue Service has completed two examinations of the Company's tax returns; for the period 1985-1988 and for the period 1989-1993. The IRS proposed several adjustments to both periods, the most significant of which related to deductions taken by the Company for expenses incurred in the 1988 merger. The Company and the IRS settled these proposed adjustments for the 1985-1988 audit in 1994; however, the Joint Congressional Committee on Taxation did not issue its approval of the proposed settlement until December 7, 1995. The Company and the IRS agreed upon the proposed adjustments of the 1989-1993 audit in 1995, and such proposal is currently under
  review by the Joint Congressional Committee on Taxation.    Tax
  of $1.4 million was paid in 1995 for the 1985-1988 audit. Remaining taxes and accrued interest associated with these two audits, which have not yet been assessed, are approximately $2.3 million.

      The benefit for income taxes in 1995 reflects a tax provision based on an estimated annual effective tax rate, excluding expenses not deductible for tax and the reversal of $7.7 million of tax valuation reserves for deferred taxes which will be realized in the 1995 tax return. The 1994 federal tax benefit resulted from the reversal of tax reserves for the IRS examination and the tax benefit for operating losses, net of a valuation allowance, less the federal tax provision of a majority owned subsidiary required to file a separate return. The Federal tax provision recognized in 1993 was only that of the majority owned subsidiary referred to previously.

       The Company has state net operating loss carryforwards available to offset future taxable income. Following are the net operating losses by year of expiration (in thousands):

               Year of          State Net
              Expiration      Operating Losses

                 2000            $ 1,286
                 2002                278
                 2005                112
                 2010             39,443
                                 $41,119

(15)  Pension Plans

  Union employees who are not participants in the ESOP are covered by multiemployer pension plans under which the Company pays fixed amounts, generally per hours worked, according to the provisions of the various labor contracts. In 1995, 1994 and 1993, the Company expensed $2,514,000, $2,367,000 and $2,321,000, respectively, for these plans. Under the Employee Retirement Income Security Act of 1974 as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan's unfunded vested benefits liability. Based on information provided by the administrators of the majority of these multiemployer plans, the Company does not believe there is any significant amount of unfunded vested liability under these plans.

(16)  Earnings (Loss) Per Common Share

  Primary earnings or loss per share is based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. In addition, shares earned and vested but unissued under the Restricted Stock Plan are included as outstanding common stock. For years 1994 and 1993, warrants outstanding have been excluded from the calculation of loss per share as their effect is antidilutive because of the losses incurred during the periods (see also Note 10). For years 1995, 1994 and 1993, shares which would be issued under the assumed conversion of Class C Preferred stock have been excluded from the calculation of earnings per share as their effect is antidilutive. The earnings or loss per common share for 1995, 1994 and 1993 includes the effect of the unpaid dividends on the Class C Preferred Stock ($1,915,000 in 1995, $1,606,000 in 1994 and $1,347,000 in 1993). The average number of shares used in determining primary earnings or loss per share was 12,556,347 in 1995, 6,802,012 in 1994 and 5,141,319 for
1993.

(17)  Incentive Compensation Plans

  The Company has several formal incentive compensation plans which provide for incentive payments to officers and key employees. Incentive payments under these plans are based upon operational performance, individual performance, or a combination thereof, as defined in the plans. Incentive compensation expense was $6,692,000 for 1995, $7,067,000 for 1994 and $6,180,000 for 1993.

(18)  Leases

  Future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year at December 31, 1995 are summarized below (in thousands):

           Years Ending December 31,
                   1996                        $ 9,762
                   1997                          8,229
                   1998                          7,147
                   1999                          6,040
                   2000                          1,778
                   Thereafter                    8,471
               Total minimum lease payments    $41,427

  Net rent expense for leases was $24,734,000 for 1995, $14,286,000 for 1994 and $10,425,000 for 1993.

(19)  Acquisitions

  On October 31, 1994, the Company acquired all of the issued and outstanding shares of stock of CBIS Federal Inc. for a cash payment of $8,159,000 subject to adjustment based on the closing balance sheet. In June, 1995, the Company made a final payment to the seller and in the fourth quarter, the allocation of the purchase price was finalized. The acquisition was accounted for as a purchase and $8,141,000 of goodwill and $2,500,000 of value assigned to contracts was recorded which will be amortized over 40 years and 10 years, respectively.

(20) Contingencies and Litigation

     The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain personal injury, tax, environmental and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny, liability, and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers. The amount of possible damages currently claimed by the various plaintiffs for these items, a portion of which is expected to be covered by insurance, aggregate approximately $120,000,000 (including compensatory and possible punitive damages and penalties). This amount includes estimates for claims which have been filed without specified dollar amounts or for amounts which are in excess of recoveries customarily associated with the stated causes of action; it does not include any estimate for claims which may have been incurred but which have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries. These issues are described below.

(a) A former acquired subsidiary, Fuller-Austin Insulation Company (the subsidiary), which discontinued its business activities in 1986, has been named as one of many defendants in civil lawsuits which have been filed in various state courts beginning in 1986 (principally Texas) against manufacturers, distributors and installers of asbestos products. The subsidiary was a nonmanufacturer that installed or distributed industrial insulation products.
     The subsidiary had discontinued the use of asbestos products prior to being acquired by the Company in 1974. These claims are not part of a class action.

          The claimants generally allege injuries to their health caused by inhalation of asbestos fibers. Many of the claimants seek punitive damages as well as compensatory damages. The amount of damages sought is impacted by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e. mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the duration of the claimant's exposure to asbestos-containing products; the number and financial resources of the defendants; the jurisdiction in which the claim is filed; the presence or absence of other possible causes of the claimant's illness; the availability of legal defenses such as the statute of limitations; and whether the claim was made on an individual basis or as part of a group claim.

          Claim Exposure:

          As of March 1, 1996, 8,630 plaintiffs have filed claims against the subsidiary and various other defendants.
          Of these claims 1,187 have been dismissed, 1,898 have been resolved without an admission of liability at an average cost of $5,000 per claim (excluding legal defense costs) and an additional 2,606 claims have been settled in principle (subject to future processing and funding) at an average cost of $1,950 per claim. Following is a summary of claims filed against the subsidiary through March 1, 1996:

                                               Years
                            Prior    1993   1994    1995   1996(1)  Total
    Claims filed            2,160     668  1,026   4,647    129     8,630
    Claims dismissed          (14)    (65)   (21) (1,035)   (52)   (1,187)
    Claims resolved           (76) (1,142)  (333)   (182)  (165)   (1,898)
    Settlements in process                                         (2,606)
    Claims outstanding at March 1, 1996                             2,939

    (1)  January 1 - March 1, 1996

        In connection with these claims the subsidiary's primary insurance carriers have incurred approximately $16,300,000 (including $6,800,000 of legal defense costs but excluding $5,100,000 for settlements in process) to defend and settle the claims and, in addition, judgments have been entered against the subsidiary for jury verdicts of $6,500,000 which have not been paid and which are under appeal by the subsidiary. Through December 31, 1995, the Company and the subsidiary have charged to expense approximately $12,500,000 consisting of $6,200,000 of charges under retrospectively rated insurance policies and $6,300,000 of reserves for potential uninsured legal and settlement costs related to these claims. These charges substantially eliminate any further exposure for retrospectively determined premium payments under the retrospectively rated insurance policies.

     During 1995, the subsidiary continued its strategy to require direct proof that claimants had significant exposure to asbestos as the result of the subsidiary's operations. This has resulted in an increased level of trial activity. The subsidiary believes that this strategy will have the near term effect of increasing average per-case resolution cost but will reduce the overall cost of asbestos personal injury claims in the long run by limiting indemnity payments only to claimants who can establish significant asbestos-related impairment and exposure to the subsidiary's operations and by substantially reducing indemnity payments to individuals who are unimpaired or who did not have significant exposure to asbestos as a result of the subsidiary's operations. Further, the level of filed claims has become significant only since 1992, and therefore, the subsidiary has a relatively brief history (compared to manufacturers and suppliers) of claims volume and a limited data file upon which to estimate the number or costs of claims that may be received in the future. Also, effective September 1, 1995, the State of Texas enacted tort reform legislation which is believed to have caused a nonrecurring surge in the volume of filed claims in 1995 immediately prior to the effective date of the legislation.

     The Company and its defense counsel have analyzed the 8,630 claim filings incurred through March 1, 1996. Based on this analysis and consultation with its professional advisors, the subsidiary has estimated its cost, including legal defense costs, to be $20,000,000 for claims filed and still unsettled and $40,000,000 as its minimum estimate of future costs of unasserted claims, including legal defense costs.
     No upper limit of exposure can presently be reasonably estimated. The Company cautions that these estimates are subject to significant uncertainties including the future effect of the State of Texas enacted tort reform legislation, the size of jury verdicts, success of appeals in process, the number and financial resources of future plaintiffs, and the actions of other defendants. Therefore, actual experience may vary significantly from such estimates. At December 31, 1995 and 1994 (restated), the subsidiary recorded an estimated liability for future indemnity payments and defense costs related to currently unsettled claims and minimum estimated future claims of $60,000,000 and $17,000,000, respectively (recorded as long-term liability).

     Insurance coverage:

     Defense has been tendered to and accepted by the subsidiary's primary insurance carriers, and by certain of the Company's primary insurance carriers that issued policies under which the subsidiary is named as an additional insured; however, only one such primary carrier has partially accepted defense without a reservation of rights. The Company believes that the subsidiary has at least $12,000,000 in unexhausted primary coverage (net of deductibles and self-insured retentions but including disputed coverage) under its liability insurance policies to cover the unsettled claims, verdicts and future unasserted claims and defense costs. When the primary limits are exhausted, liability for both indemnity and legal defense will be tendered to the excess coverage carriers, all of which have been notified of the pendency of the asbestos claims. The Company and the subsidiary have approximately $490,000,000 of additional excess and umbrella insurance that is generally responsive to asbestos claims. This amount excludes approximately $92,000,000 of coverage issued by insolvent carriers of which $35,000,000 is the next insurance layer above the Company's primary coverage carrier for policy years 1979 through 1984. All of the Company's and the subsidiary's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy terms and conditions.

     Coverage litigation:

     The Company and the subsidiary have instituted litigation in Los Angeles Superior Court, California, against their primary and excess insurance carriers, to obtain declaratory judgments from the Court regarding the obligations of the various carriers to defend and pay asbestos claims. The issues in this litigation include the aggregate liability of the carriers, the triggering and drop-down of excess coverage and allocation of losses covering multiple carriers and insolvent carriers, and various other issues relating to the interpretation of the policy contracts. The Company and the subsidiary have analyzed their insurance policies and the history of coverage and insurance reimbursement for these types of claims, and have consulted with knowledgeable third party experts with significant experience in insurance coverage matters. Based on these analyses, discussions, and consultations with legal counsel, management believes that it is probable that the Company and the subsidiary will prevail in obtaining judicial rulings confirming the availability of a substantial portion of the coverage, assuming no additional carrier insolvencies. The subsidiary recorded in Other Assets $60,000,000 and $17,000,000 (not including reserves of $7,000,000 and $2,000,000, respectively) at December 31, 1995 and 1994 (restated), respectively, representing the amounts that it expects to recover from its insurance carriers for the payment of currently unsettled and estimated future claims. The Company cautions, however, that pending the outcome of the coverage litigation, such insurance coverage is unconfirmed and the actual amounts available to or recoverable by the Company and the subsidiary could, depending upon the outcome of the litigation and/or negotiation, be lower.

     While the Company and the subsidiary believe that they have recorded sufficient liability to satisfy the subsidiary's reasonably anticipated costs of present and future plaintiffs' suits, it is not possible to predict the amount or timing of future suits or the future solvency of its insurers. In the event that currently unsettled and future claims exceed the recorded liability of $60,000,000, the Company believes that the judicially determined and/or negotiated amounts of excess and umbrella insurance coverage that will be available to cover additional claims will be significant; however, it is unable to predict whether or not such amounts will be adequate to cover all additional claims without further contribution by its subsidiary.

(b) The Company has retained certain liability in connection with its 1989 divestiture of its major electrical contracting business, Dynalectric Company ("Dynalectric"). The Company and Dynalectric were sued in 1988 in Bergen County Superior Court, New Jersey, by a former Dynalectric joint venture partner/subcontractor (subcontractor). The subcontractor has alleged that its subcontract to furnish certain software and services in connection with a major municipal traffic signalization project was improperly terminated by Dynalectric and that Dynalectric fraudulently diverted funds due, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter the joint venture, and conspired with other defendants to commit acts in violation of the New Jersey Racketeering Influenced and Corrupt Organization Act. The aggregate dollar amount of these claims has not been formally recited in the subcontractor's complaint. Dynalectric has also filed certain counterclaims against the former subcontractor. The Company and Dynalectric believe that they have valid defenses, and/or that any liability would be offset by recoveries under the counterclaims. Discovery is ongoing; no trial date has been scheduled. The Company believes that it has established adequate reserves ($4,023,000 at December 31, 1995) for the contemplated defense costs and for the cost of obtaining enforcement of arbitration provisions contained in the contract.

(c) In November, 1994, the Company acquired an information technology business which was involved in various disputes with federal and state agencies, including two contract default actions and a qui tam suit by a former employee alleging improper billing of a federal government agency customer. The Company has contractual rights to indemnification from the former owner of the acquired subsidiary with respect to the defense of all such claims and litigation, as well as all liability for damages when and if proven. In October, 1995, one of the federal agencies asserted a claim against the subsidiary and gave the Company notice that it intended to offset against the contract under which the claim arose. To date, the agency has withheld approximately $3,300,000 allegedly due the agency under one of the aforementioned disputes. The Company has submitted a demand for indemnification to the former owner of the subsidiary which has been denied. The Company has commenced arbitration of the indemnification denial under the terms of the acquisition agreement which the former owner is fighting in federal district court. The Company expects to recover in full.

(d) As to environmental issues, neither the Company nor any of its subsidiaries is named a potentially responsible party at any site. The Company, however, did undertake, as part of the 1988 divestiture of a petrochemical engineering subsidiary, an obligation to install and operate a soil and water remediation system at a subsidiary research facility site in New Jersey. The Company is required to pay the costs of continued operation of the remediation system through 1996 (see Note 13). In addition, the Company, pursuant to the sale of the Commercial Aviation Business, is responsible for the costs of clean-up of environmental conditions at certain designated sites. Such costs may include the removal and subsequent replacement of contaminated soil, concrete, tanks, etc. that existed prior to he sale of the Commercial Aviation Business (see Note 2).

(e) The Company is a party to other civil and contractual lawsuits which have arisen in the normal course of business for which potential liability, including costs of defense, which constitute the remainder of the $120,000,000 discussed above. The estimated probable liability for these issues is approximately $10,000,000 and is substantially covered by insurance. The Company has recorded an offsetting asset (Other Assets) and liability (long-term liability) of $10,000,000 million at December 31, 1995 for these items.

     The Company has recorded its best estimate of the aggregate liability that will result from these matters. While it is not possible to predict with certainty the outcome of litigation and other matters discussed above, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial position or liquidity of the Company over the long-term. However, it is possible that the timing of the resolution of individual issues could result in a significant impact on the operating results and/or liquidity for an individual future reporting period.

     The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. In addition, the Company is occasionally the subject of investigations by the Department of Justice and other investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at December 31, 1995 that will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(21) Business Segment

     The Company operates in one line of business: that of providing management, technical and professional services to primarily government organizations in support of the customers' operations and/or facilities on a turn-key (full) service basis.

     The Company does not have significant foreign operations or assets outside the United States. The largest single customer of the Company is the U.S. Government. The Company had prime contract revenues from the U.S. Government of $769 million in 1995, $723 million in 1994 and $663 million in 1993. Included in revenues from the U.S. Government are revenues from the Department of Defense of $504 million in 1995, $487 million in 1994 and $539 million in 1993. No other customer accounted for more than 10% of revenues in any year.

(22)  Quarterly Financial Data (Unaudited)

     A summary of quarterly financial data for 1995 and 1994 is as follows (in thousands, except per share data):



                                                   1995 Quarters                               1994 Quarters
                                      First     Second  Third (a)  Fourth(b)      First     Second      Third  Fourth(c)
Revenues                           $211,636   $209,940   $244,592   $242,557   $192,589   $198,573   $205,764   $221,757
Gross profit                          7,815      9,816      9,785      9,838      7,352      9,481      9,665      9,090
Earnings (loss) from continuing
  operations before income taxes,
   minority interest and
  extraordinary item                   (801)     1,522      1,120     (4,402)    (1,370)       626        322     (1,036)
Minority interest                       302        355        286        312        249        311        226        344
Discontinued operations                (347)        80        252         (5)        16       (710)    (2,772)    (9,013)
Net earnings (loss)                  (1,549)       674      1,227      2,016     (1,589)      (930)    (4,245)    (6,067)
Earnings (loss) per common share:
  Primary and fully diluted:
    Continuing operations          $  (0.12)  $   0.01   $   0.24   $   0.13   $  (0.36)  $  (0.10)  $  (0.24)  $   0.32
    Discontinued operations           (0.03)      0.01       0.02          -          -      (0.11)     (0.35)     (1.14)
    Extraordinary item                (0.01)         -      (0.20)     (0.01)         -          -          -          -
    Net earnings (loss) for
      common stockholders          $  (0.16)  $   0.02   $   0.06   $   0.12   $  (0.36)  $  (0.21)  $  (0.59)  $  (0.82)




Quarterly financial data may not equal annual totals due to rounding.

Quarterly earnings per share data will not equal annual total.

(a)  1995 Third Quarter includes:

   -   $3,300,000 reversal of income tax reserves (see Note 14)
   -   $2,656,000 loss, net of tax, on extinguishment of debt (Note 5)

(b)1995 Fourth Quarter includes:

   - $4,362,000 accrual for losses and reserves related to the Company's Mexican operations (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Gross Margins)
   - $2,400,000 accrual for legal fees related to the defense of a lawsuit filed by a subcontractor of a former electrical contracting subsidiary (see Notes 13 and 20)
   - $5,300,000 accrual for uninsured costs related to a former subsidiary's use of asbestos products (see Notes 13 and 20)
   -   $4,407,000 reversal of income tax reserves (see Note 14)

(c)1994 Fourth Quarter includes:

   -   $3,250,000 write-off of investment in unconsolidated subsidiary (see
       Note 13)
   - $2,665,000 accrual for legal fees related to the defense of a lawsuit filed by a subcontractor of a former electrical contracting subsidiary (see Notes 13 and 20)
   - $1,830,000 credit for reversal of legal costs accrued in the fourth quarter of 1993 (see Note 13)
   -   $4,069,000 reversal of income tax reserves (see Note 14)

(23)    Subsequent Events

     In March 1996, the Company amended and restated its existing $20.0 million line of credit with Citicorp North America, Inc. to provide for a $50.0 million revolving credit facility which will provide working capital and capital expenditures financing. The facility matures in four years, with no payments required until the end of the second year. The credit agreement contains the customary restrictive covenants for such a loan, but, if the Company meets its projections, Management does not believe that any of the covenants would be unduly restrictive.


ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

                            PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Herbert S. Winokur, Jr., 52   Nominee.  Director  and  Chairman  of the  Board
                        since 1988, term expires 1996. President, Winokur Holdings, Inc. (investment company). Formerly Senior
                        Executive Vice President, Member, Office of the President, and Director, Penn Central Corporation. Director of ENRON Corporation; NacRe Corp.; NHP, Inc.; and Marine Drilling Companies, Inc.

Dan R. Bannister, 65*   Director   since  1985,   term  expires  1998.   Chief
                        Executive  Officer since 1985;  President  since 1984.
                        Director of Industrial Training Corporation.

T.Eugene Blanchard, 65* Director since 1988,  term expires 1997.  Senior
                        Vice President and Chief Financial Officer since 1979.

Russell E.  Dougherty,  75 Nominee.  Director  since 1989,  term expires 1996. Attorney, McGuire, Woods, Battle & Boothe (law firm). Retired General, United States Air Force; served as Commander-in-Chief, Strategic Air Command and Chief of Staff, Allied Command, Europe. From 1980 to 1986 served as Executive Director of the Air Force Association and Publisher of Air Force Magazine. Former member of the Defense Science Board; Trustee of the Institute for Defense Analysis; Trustee of The Aerospace Corp.

Paul V. Lombardi, 54*   Director since July,  1994,  term expires 1997.  Chief
                        Operating  Officer  since  November,  1995;  Executive
                        Vice  President  since 1994;  Vice  President  1992 to
                        1994;  President  of  Federal  Sector  1994  to  1995,
                        President of Government  Services  Group 1992 to 1994.
                        Senior  Vice  President  and  Group  General  Manager,
                        Planning  Research  Corporation  from  1990  to  1992.
                        Senior  Vice  President  and  Group  General  Manager,
                        Advanced Technology Inc. from 1988 to 1990.

Dudley C. Mecum II, 61  Director  since  1988,  term  expires  1997.  Partner,
                        G.L. Ohrstrom & Co. (investment company). Formerly Chairman of Mecum Associates, Inc. Served as Group Vice President and Director, Combustion Engineering, Inc. Director of The Travelers Group, Lyondell Petrochemical Company, Vicorp Restaurants Inc., Fingerhut Companies, Inc., Roper Industries Inc., and Harrow Industries Inc.

David L.Reichardt, 53*  Director  since 1988,  term expires
                        1998. Senior Vice President and General Counsel since 1986. President of Dynalectric Company, a subsidiary of DynCorp, from 1984 to 1986. Vice President and General Counsel of DynCorp from 1977 to 1984. Director, Advanced Communication and Information Services, L.L.C.

OTHER EXECUTIVE OFFICERS

Robert B. Alleger, Jr., 50*   Vice President since February,  1996.  President
                        of Aerospace Technology Strategic Business Unit ("SBU") since February, 1996. Vice President, Systems Support Services, Lockheed Martin Services, Inc. from 1992 to February, 1996. Vice President, Business Development, GE Government Services, General Electric Company from 1989 to 1992.

Gerald A. Dunn, 62*     Vice President since 1973; Controller since 1967.

Mark C. Filteau,  45*   Vice President since 1994. President of
                        Information and  Engineering  Technology SBU since 1994.
                        President  of  Planning  Research  Corporation,   Public
                        Sector from 1992 to 1994. Vice President and Senior Vice
                        President of BDM International from 1986 to 1992.

Charles L. Hendershot,37  Vice President, Contract
                        Administration & Operational Reporting since February 1996. Vice President & Controller, Government Services Group from 1990 to 1995; Vice President & Controller, Federal Sector from 1995 to 1996.

H. Montgomery Hougen, 60      Vice President since 1994;  Corporate  Secretary
                        and Deputy General Counsel since 1984.

Richard A. Hutchinson, 51     Treasurer since 1978.

Marshal J. Hyman,  50   Vice  President  since  1993;  Director of
                        Taxes since 1986.

James A. Mackin, 48     Vice President, Labor Relations & Employee
                        Benefits since February,  1996.  Vice  President,  Human
                        Resources,  Federal  Sector  from  1995  to  1996;  Vice
                        President, Human Resources, Government Services Group from 1986 to 1995.

Marshall S. Mandell, 53 Vice President,  Business Development since 1994; Vice
                        President,   Business  Development,   Applied  Science
                        Group from 1992 to 1994. Senior Vice President, Eastern Computers, Inc. from 1991 to 1992; President, Systems Engineering Group, Ogden/Evaluation Research Corporation from1984 to 1991.

Carl H. McNair, Jr., 62*  Vice   President   since  1994;
                        President,   Enterprise   Management   SBU  since  1994;
                        President, Support Services Division from 1990 to 1994.

Ruth  Morrel, 41        Vice President,  Law & Compliance since 1994;
                        Group General Counsel from 1984 to 1994.

Henry H. Philcox, 54    Vice  President  and Chief  Information  Officer since
                        August,  1995.  Chief  Information  Officer,  Internal
                        Revenue Service from 1990 to June, 1995.

Richard E. Stephenson, 60  Vice   President,   Technology  &
                        Government   Relations   since  1994;   Vice   President
                        Strategic Planning, Government Services Group from 1991 to 1994.

Robert G. Wilson, 54    Vice President and General Auditor since 1985.

* Officers designated by an asterisk are deemed to be officers for purposes of Rule 16a-1(f), as promulgated in Release No. 34-28869.

Stockholders Agreement

      Under the terms of the New Stockholders Agreement which expires on March 10, 1999, which has been adopted by substantially all management stockholders, including the officers named above, the management stockholders and outside investors who control approximately 53% of the voting stock on a fully diluted basis have agreed to the following procedure for election of directors. Capricorn Investors, discussed below, on behalf of itself and certain outside investors nominates four directors; Company management nominates four directors; and the two groups shall agree on a ninth director, for whom all of the parties have agreed to vote. All of the current directors and nominees have been selected by this process.


ITEM 11.    EXECUTIVE COMPENSATION

Compensation

      The following table sets forth information regarding annual and long-term compensation for the chief executive officer, the other four most highly compensated executive officers of the Company, and an additional former executive officer. The table does not include information for any fiscal year during which a named executive officer did not hold such a position with the Company.




                                       SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation
                                           Annual Compensation     Awards     Payouts
(a)                           (b)     (c)       (d)      (e)       (f)          (g)       (h)       (i)
                                                        Other
                                                        Annual  Restricted  Securities            All Other
                                                        Compen-   Stock     Underlying   LTIP     Compen-
Name and Principal                   Salary     Bonus   sation   Award(s)    Options/  Payouts    sation
Position                     Year    ($)(1)    ($)(2)    ($)     ($)(3)        SARs      ($)       ($)(4)
Dan R. Bannister             1995   325,853    165,000                                             13,535
President & Chief            1994   325,000    165,000                                             27,159
Executive Officer            1993   339,896    155,000                                             17,465


Paul V. Lombardi             1995   257,071    105,900                                              3,228
Executive Vice President &   1994   240,405    100,000                                             19,394
Chief Operating Officer      1993   219,663    100,000          107,940(5)                         11,960
Operating Officer

James H. Duggan              1995   265,593    75,000                                              57,088(6)
Executive Vice President(6)  1994   243,147    90,000                                              19,875
                             1993   248,736    90,000                                              12,813

T. Eugene Blanchard          1995   207,866    88.300                                               6,167
Senior Vice President &      1994   196,915    95,000                                              19,876
Chief Financial Officer      1993   200,591    90,000                                              17,018


David L. Reichardt           1995   206,008    88,300                                               2,872
Senior Vice President &      1994   190,547    95,000                                              17,906
General Counsel              1993   193,371    90,000                                              11,793


Mark C. Filteau              1995    185,01    83,500                                               1,758
Vice President & Business    1994     7,116    40,000           145,600(7)                            199
Unit President               1993       n/a       n/a                                                 n/a


(1)   1993 salary included special year-end adjustment.

(2) Column (d) reflects bonuses earned and expensed during year, whether paid during or after such year.

(3) Value of restricted stock units determined in accordance with Restricted Stock Plan. There is no provision to pay dividends on restricted stock units. The following table reflects the number of restricted stock units in the respective accounts of the named individuals, whether vested and deferred or unvested, and the aggregate valuation as of February 22, 1996.

            Name           No. of Units     Value ($)
       Dan R. Bannister      65,711          $952,810
       Paul V. Lombardi      14,238          $206,451
       James H. Duggan       42,664          $618,628
       T.Eugene Blanchard    59,172          $857,994
       David L.Reichardt     21,402          $310,329
       Mark C. Filteau        9,973          $144,609

(4) Column (i) includes individual's pro rata share of the Company's contribution to the Employee Stock Ownership Plan Trust, a contributory pension plan in which substantially all of the Company's employees participate, the amount of which has not been calculated for 1995, as of the date of this report, and the Company-paid portion of group term-life insurance and split-premium life insurance premiums covering the individual, as reflected in the following table.

                           ESOP Contributions($)      Insurance Premiums ($)
       Name               1995      1994     1993      1995    1994    1993
       Dan R. Bannister  see above 6,832    8,912    13,535  20,327   8,553
       Paul V. Lombardi      "     6,832    8,912     3,228  12,562   3,048
       James H. Duggan       "     6,832    8,912     7,088  13,043   3,901
       T. Eugene Blanchard   "     6,832    8,912     6,167  13,044   8,106
       David L. Reichardt    "     6,832    8,912     2,872  11,074   2,881
       Mark C. Filteau       "       199      n/a     1,758     n/a     n/a

(5)   14,238 shares vested December 31, 1995.

(6) Mr. Duggan served as Executive Vice President until November 10, 1995. Column (i) includes $50,000 special payment relating to sale of the Commercial Aviation Business.

(7) Up to 4,987 shares vested December 31, 1995, but the exact number is dependent upon subsequent calculation of Company's 1995 performance.
      Up to 4,987 shares will vest December 31, 1996.


                                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                               Potential realizable
                                                                                value at assumed
                                                                              annual rates of stock
                                                                               price appreciation
                                  Individual Grants                             for option term
                        Number of      Percent of
                       securities     total options/   Exercise
                       underlying     SARS granted     or base
                       options/SARs   to employees      price       Expiration
       Name            granted (#)    in fiscal year    ($/Sh)         date      5% ($)   10% ($)
       (a)                (b)              (c)          (d)            (e)       (f)       (g)
Dan R. Bannister         65,000           20.3%         14.90        11/10/02   394,290   918,840
Paul V. Lombardi         40,000           12.5%         14.90        11/10/02   242,640   565,440
James H. Duggan             n/a               -             -               -         -         -
T. Eugene Blanchard      18,000            5.6%         14.90        11/10/02   109,188   254,448
David L. Reichardt       25,000            7.8%         14.90        11/10/02   151,650   353,400
Mark C. Filteau          12,500            3.9%         14.90        11/10/02    75,825   176,700


           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FY-END OPTION/SAR VALUES

                                             Number of
                                             securities      Value of
                                             underlying    unexercised
                                            unexercised    in-the-money
                                            options/SARs  options/ SARs
                                             at fiscal      at fiscal
                                            year-end (#)    year-end ($)

                    Shares       Value
                 acquired on    realized    Exercisable/   Exercisable/
      Name       exercise (#)     ($)      Unexercisable  Unexercisable
      (a)            (b)          (c)           (d)            (e)
Dan R. Bannister     n/a          n/a        0   / 65,000   0    /     0
Paul V. Lombardi     n/a          n/a        0   / 40,000   0    /     0
James H. Duggan      n/a          n/a        0   /      0       n/a
T. Eugene Blanchard  n/a          n/a        0   / 18,000   0    /     0
David L. Reichardt   n/a          n/a        0   / 25,000   0    /     0
Mark C. Filteau      n/a          n/a        0   / 12,500   0    /     0


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

Employment-Type Contracts

      In 1987, the Company entered into change-in-control severance agreements with Messrs. Bannister, Duggan, Blanchard, Reichardt, and Dunn, and certain other executive officers of DynCorp, and in 1995, it entered into a similar agreement with Mr. Lombardi (the "Severance Agreements"). Each Severance Agreement provides that certain benefits, including a lump-sum payment, will be triggered if such executive is terminated following a change in control during the term of that executive's Severance Agreement, unless such termination occurs under certain circumstances set forth in the Severance Agreements. The Severance Agreements expire on December 31, 1996, but they are automatically extended. The amount of such lump sum payment would be equal to 2.99 times the sum of the executive's annual salary and the average annual amount paid to the executive pursuant to certain applicable compensation-type plans in the three years preceding the year in which the termination occurs. Other benefits include payment of any incentive compensation which has been allocated or awarded but not yet paid to the executive for a fiscal year or other measuring period preceding termination and a pro rata portion to the date of termination of the aggregate value of incentive compensation awards for uncompleted periods under such plans. Each Severance Agreement also provides that, if the aggregate of the lump sum payment to the executive and any other payment or benefit included in the calculation of "parachute payments" within the meaning of Section 280G of the Internal Revenue Code exceeds the amount the Company is entitled to deduct on its federal income tax return, the severance payments shall be reduced until no portion of the aggregate termination payments to the executive is not so deductible or the severance payment is reduced to zero. The Severance Agreements also provide that the Company will reimburse the executive for legal fees and expenses incurred by the executive as a result of termination except to the extent that the payment of such fees and expenses would not be, or would cause any other portion of the aggregate termination payments not to be, deductible by reason of Section 280G of the Code.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee of the Board of Directors during 1995 were: Herbert S. Winokur, Jr., Chairman of the Board and Director; Russell
E. Dougherty, Director; and, until September 11, 1995, Michael T. Masin, a former Director. None of the members are, or were, current or former employees of the Company, and, except for Mr. Winokur, whose relationship to Capricorn Investors, L.P. ("Capricorn") is described below, none have any relationship with the Company of the nature contemplated by Rule 404 of Regulation S-K.

      Mr. Winokur is the President of Winokur Holdings, Inc., which is the managing partner of Capricorn Holdings, G.P., which in turn is the general partner of Capricorn. On February 12, 1992, the Company loaned $5,500,000 to
Cummings Point Industries, Inc. ("CPI"), a Delaware corporation of which Capricorn owned more than 10%. The indebtedness was represented by a promissory note (the "Note"), bearing interest at the annual rate of 17%, which provided that interest was payable quarterly but that interest payments could be added to the principal of the Note rather than being paid in cash. The Note was subordinated to all senior debt of CPI. The Note was due six months after issuance, but it was automatically extended for three-month periods. By separate agreement, Capricorn agreed to purchase the Note from the Company upon three months' notice, for the amount of outstanding principal plus accrued interest. The purchase obligation was secured by certain common stock and warrants issued by the Company and owned by Capricorn. The Note was repaid in full, together with accrued interest, on August 10, 1995.

      No executive officer of the Company serves on the board of directors or compensation committee of any entity (other than subsidiaries of the Company) whose directors or executive officers served on the Board of Directors or Compensation Committee of the Company.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Voting Securities

      As of February 26, 1996, the Company had 8,024,645 shares of Common Stock and 123,711 shares of Class C Preferred Convertible Stock outstanding, which constituted all the outstanding voting securities of the Company. If all shares issuable upon exercise of outstanding warrants, shares issuable upon exercise of all vested options, shares issuable upon conversion of outstanding Class C Preferred Convertible Stock and exercise of related warrants, and shares issuable as a result of immediate vesting and expiration of deferrals under the Restricted Stock Plan were to be issued, the outstanding voting securities following such dilution would consist of 12,847,020 shares of Common Stock (and no shares of Class C Stock). The following tables show beneficial ownership of issued voting shares as a percentage of currently outstanding stock and beneficial ownership of issued and issuable shares as a percentage of common stock on a fully diluted basis assuming all such conversions, exercises, and issuances.

Security Ownership of Certain Beneficial Owners

      The following table presents information as of February 26, 1996, concerning the only known beneficial owners of five percent or more of the Company's Common Stock and Class C Preferred Stock.



                                      Amount  &         Amount  &
                                      Nature of         Nature of
                                      Ownership         Ownership
                                         of     Percent    of       Percent
Name and Address of         Title of Outstanding  of     Diluted  of Diluted
Beneficial Owner             Class     Shares    Class  Shares(3) Shares (3)
Trustees of the DynCorp     Common   6,113,249  76.2%   6,113,249     47.6%
Employee                             Direct(1)          Direct(1)
Stock Ownership Plan
("ESOP") Trust, c/o
DynCorp
2000 Edmund Halley Dr.
Reston, VA  22091

Capricorn Investors,        Common     292,369   3.6%   4,117,127     32.0%
L.P.(2)                                 Direct             Direct
72 Cummings Point Road
Stamford, CT  06902

Capricorn Investors,       Class C     123,711 100.0%        N/A         -
L.P.(2)                    Preferred    Direct
72 Cummings Point Road
Stamford, CT  06902

(1) Shares are held for the accounts of participants in the ESOP. Shares are voted in accordance with instructions received from participants. Shares as to which no instructions are received are voted in the same proportions.

(2) Herbert S. Winokur, Jr., Chairman of the Board and a Director of the Company, is the President of Winokur Holdings, Inc., which is the managing partner of Capricorn Holdings, G.P., which in turn is the general partner of Capricorn Investors, L.P.

(3) Assumes exercise of all outstanding warrants, exercise of all vested options, conversion of Class C Stock, exercise of warrants issuable upon such conversion, full vesting of all remaining Restricted Stock Plan units, and distribution of all deferred units under Restricted Stock Plan.

Security Ownership of Management(1)

      Beneficial ownership of the Company's equity securities by directors and nominees for election to the Board, and by all current officers and directors as a group, is set forth below:




                                      Amount  &                   Amount  &
                                      Nature of                          Nature of
                                      Ownership                          Ownership
                                         of               Percent            of          Percent
Name and Address of         Title of Outstanding            of            Diluted       of Diluted
Beneficial Owner             Class   Shares (2)          Class(3)        Shares(4)     Shares (3)(4)
D. R. Bannister              Common   306,072 Direct}      3.9%      371,783 Direct}       2.9%
President &                             7,644 Indirect}                7,644 Indirect}
Director

T. E. Blanchard              Common   146,019 Direct}      2.0%      205,191  Direct}      1.7%
Senior Vice                            14,608 Indirect}               14,608 Indirect}
President
& Director

R. E. Dougherty              Common     2,331  Direct        *         4,000   Direct        *
Director

P. V. Lombardi               Common     5,275 Direct}        *        19,513  Direct}        *
Executive Vice                            839 Indirect}                1,119 Indirect}
President &
Director

D. C. Mecum II               Common        --     --        --         4,000   Direct        *
Director

D. L. Reichardt              Common    70,710 Direct}      1.0%       88,738 Direct}         *
Senior Vice                            11,311 Indirect}               11,311 Indirect}
President
& Director

H. S. Winokur, Jr.(5)        Common   292,369 Indirect     3.6%    4,117,127 Indirect     32.0%
Chairman of the              Class C  123,711 Indirect   100.0%        n/a                  --
Board & Director            Preferred

All officers and             Common   707,692 Direct}     13.5%      935,706 Direct}      40.0%
directors as a                        371,926 Indirect}            4,198,051 Indirect}
group
                             Class C  123,711 Indirect   100.0%        n/a       --         --
                            Preferred


(1) Includes information as of February 26, 1996. Shares held by the ESOP trustees and allocated to the officers and directors are included in the table, as outstanding shares in the case of vested shares, and as diluted shares in the case of unvested shares.

(2) Restricted stock units which have not been vested or are vested but deferred and not distributed pursuant to the Company's Restricted Stock Plan as of February 26, 1996 are not transferable by or within the voting control of the participants. Such units are not included in outstanding shares but are included in fully diluted shares.

(3) An asterisk indicates that beneficial ownership is less than one percent of the class.

(4) Assumes exercise of all outstanding warrants, vesting and exercise of all outstanding options, conversion of Class C Stock, exercise of warrants issuable upon such conversion, full vesting and distribution of all remaining Restricted Stock Plan units.

(5) Includes  securities  owned  by  Capricorn.   See  preceding  table  for
    relationship of Mr. Winokur thereto.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Dougherty is of counsel to the law firm of McGuire, Woods, Battle & Boothe, which firm has provided legal services to the Company from time to time.

      Officers and directors who obtained securities through the Company's Management Employees Stock Purchase Plan and Restricted Stock Plan are subject to the New Stockholders Agreement described above. Under the terms of the New Stockholders Agreement, the Company's securities cannot be sold individually to outside parties. Management employees of the Company whose employment is terminated may elect to retain their securities indefinitely, or under certain circumstances may be required to sell such securities, at the fair market price established by the Board of Directors from time to time, to the other stockholders or to the Company, and the Company is required to repurchase such securities at such price, subject to restrictions imposed by its Certificate of Incorporation and various financing agreements.

      See also Item 11, "Compensation Committee Interlocks and Insider Participation".

                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

1.   All financial statements.

2.   Financial statement Schedules.

     Schedule I - Condensed Financial Information of Registrant
        DynCorp (Parent Company)
         Balance Sheets
            Assets
            Liabilities and Stockholders' Accounts
         Statements of Operations
         Statements of Cash Flows
         Notes to Condensed Financial Statements

     Schedule II - Valuation and Qualifying Accounts for the
       Years Ended December 31, 1995, 1994, and 1993.

     All other financial schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

3.   Exhibits

     Exhibit 3

     (1) Certificate of Incorporation, as currently in effect, consisting of Restated Certification of Incorporation

     (2) Registrant's By-laws as amended to date

     Exhibit 4

     (1) Specimen 16% Pay-in-Kind Junior
           Subordinated Debentures due 2003 Certificate.
           (incorporated by reference to Registrant's
           Form 10-K for 1988, File No. 1-3879)

     (2) Indenture for $100,000,000 of 8.54% Contract Receivables
           Collateralized Notes, Series 1992-1, Due 1997, dated as of January 1, 1992, between Dyn Funding Corporation
           (wholly owned subsidiary of the Registrant) and Bankers
           Trust Company, as trustee (incorporated by reference to Registrant's Form 8-K filed February 7, 1992, File No. 1-3879)

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

     (5) Specimen Class A Common Stock Warrant Certificate.
           (incorporated by reference to Registrant's
           Form 10-K for 1988, File No. 1-3879)

     (6) Specimen Class B Common Stock Warrant Certificate.
           (incorporated by reference to Registrant's
           Form 10-K for 1988, File No. 1-3879)

     (7) Indenture Agreement for 16% Pay-in-kind Junior Subordinated Debenture (incorporated by reference to Exhibit 4.1 to Form S-4 filed July 27, 1988)

     (8) Statement Respecting Warrants and Lapse of Certain Restrictions (incorporated by reference to Registrant's
           Form 10-K for 1988, File No. 1-3879)

     (9) Amendment (effective March 26, 1991) to Statement Respecting Warrants and Lapse of Certain Restrictions (incorporated by reference to Registrant's Form 10-K for 1990, File No. 1-3879)

     (10)Article Four of the Restated Certificate of Incorporation (incorporated by reference to Registrant's Form 10-K for 1992, File No. 1-3879)

     (11)Amended and Restated Credit Agreement by and among Citicorp North America, Inc. and DynCorp dated March 14, 1996.

The Registrant, by signing this Report, agrees to furnish the Securities and Exchange Commission, upon its request, a copy of any instrument which defines the rights of holders of long-term debt of the Registrant.

     Exhibit 10

     (1) Deferred Compensation Plan
           (incorporated by reference to Registrant's Form 10-K for 1987, File No. 1-3879)

     (2) Management Incentive Plan (MIP)
           (incorporated by reference to Registrant's Form 10-K for 1993, File No. 1-3879)

     (3) DynCorp Executive Incentive Plan (EIP)
           (incorporated by reference to Registrant's Form 10-K for 1994, File No. 1-3879)

     (4) Management Severance Agreements
           (incorporated by reference to Exhibits (c)(4) through (c)(12) to Schedule 14D-9 filed by Registrant January 25, 1988.

     (5) Employment agreement of Richard L. Webb, Vice President,
           Aviation Services, dated June 24, 1992 (incorporated by reference to Registrant's Form 10-K for 1992, File No. 1-3879)

     (6) Employment agreement of Paul V. Lombardi,
           Vice President, Government Services Group
           (incorporated by reference to Registrant's Form 10-K for 1993, File No. 1-3879)

     (7) Restricted Stock Plan
           (incorporated by reference to Registrant's Form 10-K for 1993, File No. 1-3879)

     (8) Stock Option Plan

     Exhibit 11

     (1) Computations of Earnings Per Common Share for the
           Years Ended December 31, 1995, 1994, and 1993

     Exhibit 21

     (1) Subsidiaries of the Registrant

     Exhibit 24

     (1) Consent of Independent Public Accountants

         (b)  Reports on Form 8-K

         None filed during the fourth quarter
         ended December 31, 1995

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DYNCORP

March 22, 1995                          By: D. R. Bannister
                                            D. R. Bannister
                                            President and Chief
                                            Executive Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



D. R. Bannister                 President and Director           March 22, 1995
D. R. Bannister                  (Principal Executive Officer)

P. V. Lombardi                  Executive Vice President         March 22, 1995
P. V. Lombardi                   and Director

T. E. Blanchard                 Senior Vice President            March 22, 1995
T. E. Blanchard                   Chief Financial Officer
                                  and Director

D. L. Reichardt                 Senior Vice President            March 22, 1995
D. L. Reichardt                  General Counsel and Director

G. A. Dunn                      Vice President and Controller    March 22, 1995
G. A. Dunn                       (Principal Accounting Officer)

D. C. Mecum II                  Director                         March 22, 1995
D. C. Mecum II

H. S. Winokur, Jr.              Director                         March 22, 1995
H. S. Winokur, Jr.



                           DynCorp (Parent Company)
            SCHEDULE I - Condensed Financial Information of Registrant
                               Balance Sheets
                           (Dollars in Thousands)

                                                                  December 31,
                                                                 1995   1994(a)
Current Assets:
  Cash and short-term investments                            $ 30,352  $  6,358
  Accounts receivable and contracts in process,
    net of allowance for doubtful accounts (Note 3)            28,170    32,481
  Inventories of purchased products and supplies                1,166       722
  Other current assets                                          6,674     4,787
    Total current assets                                       66,362    44,348

Investment in and advances to subsidiaries and affiliates      34,154    58,975

Property and Equipment, net of accumulated depreciation
   and amortization                                             7,340     7,899

Intangible Assets, net of accumulated amortization             32,887    35,753

Other Assets                                                    8,690     6,602

Net Noncurrent Assets of Discontinued Operations                    -    57,434

       Total                                                 $149,433  $211,011



(a) Restated for the discontinuance of the Commercial Aviation business.

    The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

    See accompanying "Notes to Condensed Financial Statements"


                           DynCorp (Parent Company)
            SCHEDULE I - Condensed Financial Information of Registrant
                               Balance Sheets
                           (Dollars in Thousands)

                                                                  December 31,
                                                                 1995    1994(a)
Current Liabilities:
  Notes payable and current portion of
    long-term debt (Note 2)                                  $    902  $  2,636
  Accounts payable                                             24,614     9,998
  Advances on contracts in process                              1,033     2,711
  Accrued liabilities                                          80,836    62,637
  Net current liabilities of discontinued operations                -       283
  Total current liabilities                                   107,385    78,265

Long-Term Debt (Note 2)                                           662   108,502

Other Liabilities and Deferred Credits                         15,524    14,706

    Total Liabilities                                         123,571   201,473

Contingencies and Litigation                                        -         _

Redeemable Common Stock, at Redemption Value                  129,843   121,170

Preferred Stock, Class C                                        3,000     3,000

Common Stock                                                      159        81

Common Stock Warrants                                          11,305    11,486

Unissued Common Stock under restricted stock plan               5,908     9,923

Paid-in Surplus                                                13,122      (106)

Deficit                                                      (115,888) (118,256)

Common Stock Held in Treasury                                 (21,084)   (8,817)

Unearned ESOP Shares                                             (503)        -

Cummings Point Industries Note Receivable                           -    (8,943)

  Total                                                      $149,433  $211,011

(a) Restated for the discontinuance of the Commercial Aviation business.

    The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

    See accompanying "Notes to Condensed Financial Statements."



                          DynCorp (Parent Company)
            SCHEDULE I - Condensed Financial Information of Registrant
                          Statements of Operations
                           (Dollars in Thousands)

                                                For the Years Ended December 31,
                                                     1995    1994(a)    1993(a)
Revenues                                         $584,021   $536,836   $552,662

Costs and Expenses:
  Cost of services                                570,808    514,711    528,776
  Selling and corporate administrative             12,552     11,894     13,133
  Interest expense                                  5,375      4,643      4,350
  Interest income                                  (2,759)    (1,945)    (1,969)
  Other (Note 3)                                   22,583     29,732     22,479
                                                  608,559    559,035    566,769
Loss from continuing operations before
  income taxes, equity in net income of
  subsidiaries and extraordinary item             (24,538)   (22,199)   (14,107)
  Benefit for income taxes                        (25,340)    (8,952)    (1,561)
Earnings (loss) from continuing operations before
  equity in net income of subsidiaries and
  extraordinary item                                  802    (13,247)   (12,546)
  Equity in net income of subsidiaries              4,472     12,895      8,061
Earnings (loss) from continuing operations before
  extraordinary item                                5,274       (352)    (4,485)
  Loss from discontinued operations, net of
    income taxes                                      (20)   (12,479)    (8,929)
Earnings (loss) before extraordinary item           5,254    (12,831)   (13,414)
  Extraordinary loss from early extinguishment
    of debt                                        (2,886)         -          -
Net earnings (loss)                              $  2,368   $(12,831)  $(13,414)

  Preferred Class C dividends not declared
    or recorded                                    (1,915)    (1,606)    (1,347)

Common stockholders' share of earnings (loss)    $    453   $(14,437)  $(14,761)


(a) Restated for the discontinuance of the Commercial Aviation business.

    The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

    See accompanying "Notes to Condensed Financial Statements."


                               DynCorp (Parent Company)
              SCHEDULE I - Condensed Financial Information of Registrant
                               Statements of Cash Flows
                                (Dollars in Thousands)

                                                For the Years Ended December 31,
                                                        1995   1994(a)   1993(a)
Cash Flows from Operating Activities:
 Net loss                                           $  2,368 $(12,831) $(13,414)
 Adjustments to reconcile net loss from operations
 to net cash (used) provided by operating activities:
   Depreciation and amortization                       5,437    5,911     6,413
   Pay-in-kind interest on Junior Subordinated
    Debentures                                             -   15,329    13,142
   Loss, before tax, on purchase of Junior
    Subordinated Debentures                            4,786        -         -
   Loss from discontinued operations                      20   12,479     8,929
   Deferred income taxes                               2,707      (59)      521
   Accrued compensation under Restricted Stock Plan        -     (329)    2,047
   Noncash interest income                                 -   (1,375)   (1,158)
   Change in reserves of businesses divested in 1988   7,700    2,318     1,738
   Other                                              (2,021)    (923)   (1,692)
   Change in assets and liabilities, net of acquisitions
     and dispositions:
      (Increase) decrease in accounts receivable and
        contracts in process                           4,311  (11,758)   (2,570)
      Increase in inventories                           (445)    (209)      (93)
      (Increase) decrease in other current assets     (1,886)  (1,069)    1,992
      Decrease in current liabilities except notes
        payable and current portion of long-term debt (5,994) (10,003)   (7,609)
 Cash provided (used) by continuing operations        16,983   (2,519)    8,246
 Cash (used) provided by discontinued operations      (1,416)  (2,946)   (7,495)
   Cash provided (used) by operating activities       15,567   (5,465)      751

Cash Flows from Investing Activities:
 Sale of property and equipment                           27      660       829
 Purchase of property and equipment,
  net of capitalized leases                           (1,926)   1,734      (928)
 Proceeds received from notes receivable               8,943        -         -
 Proceeds from sale of discontinued operations       135,700        -         -
 Investing activities of discontinued operations     (41,669)       -         -
 Increase in investments in affiliates                     -    1,500         -
 Cash on deposit for letters of credit                (3,307)     (21)   (2,916)
 Other                                                  (229)    (617)      345
   Cash provided (used) from investing activities     97,539    3,256    (2,670)

Cash Flows from Financing Activities:
 Treasury stock purchased                            (12,267)  (3,182)   (1,979)
 Payment on indebtedness                              (6,659)  (3,349)   (4,219)
 Treasury stock sold                                       -      159        46
 Redemption of Junior Subordinated Debentures       (105,971)       -         -
 Stock released to Employee Stock Ownership Plan      17,497   17,100    16,116
 Financing activities of discontinued operations           -     (652)     (506)
 Other financing transactions                           (864)      49         -
 Change in intercompany balances, net                 19,152   (5,536)   (9,383)
   Cash (used) provided from financing activities    (89,112)   4,589        75

Net Increase (Decrease) in Cash and Short-term
 Investments                                          23,994    2,380    (1,844)
Cash and Short-term Investments at Beginning
 of the Year                                           6,358    3,978     5,822
Cash and Short-term Investments at End of
 the Year                                           $ 30,352 $  6,358  $  3,978

(a) Restated for the discontinuance of the Commercial Aviation business.

    The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

    See accompanying "Notes to Condensed Financial Statements."


                    DynCorp (Parent Company)
      SCHEDULE I - Notes to Condensed Financial Statements
                       December 31, 1995

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

2.  Long-term Debt

At December 31, 1995 and 1994, long-term debt consisted of (in thousands):

                                                                 1995      1994
  Junior Subordinated Debentures, net of unamortized
    discount of $4,793 in 1994                               $      -  $102,658
  Notes payable, due in installments through 2002,
    9.88% weighted average interest rate                        1,564     6,968
  Capitalized equipment leases                                      -     1,512
                                                                1,564   111,138
  Less current portion                                            902     2,636
                                                              $   662  $108,502

  Maturities of long-term debt as of December 31, 1995, were as follows (in thousands):

                      1996                      $  902
                      1997                         203
                      1998                         126
                      1999                         143
                      2000                         161
                      Thereafter                    29
                                                $1,564

3.  Accounts Receivable

  At December 31, 1992, the Company had sold $63,682,000 of its accounts receivable to Dyn Funding Corporation (DFC), a wholly owned subsidiary of the Company. DFC was established in January, 1992 to issue $100,000,000 of Contract Receivable Collateralized Notes (Notes) and to purchase eligible accounts receivable from the Company and its subsidiaries. On an ongoing basis, the cash received by DFC from collection of the receivables is used to make interest payments on the Notes, pay a servicing fee to the Company and purchase additional receivables from the Company (see Note 5 to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

  The Company receives 97% of the face value of the accounts receivable sold to DFC. The 3% discount from the face value of the accounts receivable is recorded as an expense by the Company at the time of sale. In 1995 and 1994, the Company recorded as expense $16,406,000 and $16,032,000 which is reflected in "Other" in the accompanying "Statements of Operations" (in the "Consolidated Statements of Operations" of DynCorp and Subsidiaries this expense is offset by the gain recognized by DFC).



                                   DynCorp and Subsidiaries
                        SCHEDULE II - Valuation and Qualifying Accounts
                     For the Years Ended December 31, 1995, 1994 and 1993
                                    (Dollars in Thousands)

                                       Balance at Charged to  Charged           Balance
                                       Beginning  Costs and  to Other  Deduct- at End of
        Description                    of Period  Expenses   Accounts   ions    Period
 Year Ended December 31, 1995
   Allowance for doubtful accounts     $       9   $     -    $    -    $   -   $   9

 Year Ended December 31, 1994
   Allowance for doubtful accounts (1) $       9   $     -    $    -    $   -   $   9

 Year Ended December 31, 1993
   Allowance for doubtful accounts (1) $       9   $     -    $    -    $   -   $   9


 (1) Restated for discontinuance of the Commercial Aviation business (see Note 2).
