Form 10-K/A
period 1995-12-31
DYNCORP
filed 1996-05-06
CIK 30770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K/A

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


                           TABLE OF CONTENTS
                           1995 FORM 10-K/A

       Item

       Part I

   1.  Business
   2.  Properties
   3.  Legal Proceedings
   4.  Submission of Matters to a Vote of Security Holders

       Part II

   5.  Market for the Registrant's Common Stock and Related Stockholder Matters
   6.  Selected Financial Data
   7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
   8.  Financial Statements and Supplementary Data
       Report of Independent Public Accountants
       Financial Statements
         Consolidated Balance Sheets
           Assets
           Liabilities and Stockholders' Equity
         Consolidated Statements of Operations
         Consolidated Statements of Permanent Stockholders' Equity
         Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements
   9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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



       Information and Engineering Technology (I&ET) includes software development and maintenance, computer center operations, data processing and analysis, database administration, telecommunications support and operations, maintenance and operation of integrated electronic systems and networking of electronic systems in a local and wide area environment.
       Also included are environmental regulation development, quality assurance studies and research, management of information relating to the proper handling of hazardous materials and substances, alternative energy research and evaluation, and energy security studies and assessments. Additionally, this unit provides services in support of nuclear safeguards and security research and development. Specialized disciplines include the development of physical security systems, vulnerability and risk assessments, and human reliability. Revenues for 1995, 1994, and 1993 were $271.1 million, $192.2 million and $137.9 million, respectively.

       Aerospace Technology (AT) includes engineering, maintenance, modification, operational and logistical support of military aircraft; technical and evaluation services at test and training ranges; engineering, manufacturing and installation of aircraft system upgrades; structural repairs that extend airframe life for the aging fleet of military aircraft; ground based logistical support and staff augmentation; and engineering and technical services for high-technology space and missile systems programs. Revenues for 1995, 1994 and 1993 were $319.3 million, $300.9 million and $327.3 million, respectively.

       Enterprise Management (EM) includes the operation, maintenance and management of major governmental enterprises and installations, ranging from the turnkey responsibility for operation of all aspects of a single base (such as a military installation) to assumption of responsibility for the staffing of particular functions at various locations for a single customer. Disciplines included within operational responsibility vary, but generally include scientific support, operation of sophisticated electronic and mechanical systems, construction and demolition, environmental remediation and the handling of and accountability for inventories of equipment and materials/supplies and other property. Also included are testing and evaluation of military hardware systems at government test ranges, collection and processing of data, maintenance of targets, ranges and laboratory facilities, developmental testing of complex weapon systems, security systems work and technology transfer into commercial applications. Revenues for 1995, 1994 and 1993 were $318.3 million, $325.6 million and $312.0 million, respectively.



   Industry Segments

       The Company has one line of business, which is to provide management, technical and professional services to primarily government organizations in support of the customers' operations or facilities.

   Backlog



        The Company's backlog of business (including estimated value of option years on government contracts) was $2,887 million at the close of 1995, compared to a year-end 1994 backlog of $2,011 million. The backlog at December 31, 1995, consisted of $899 million for I&ET, $764 million for AT and $1,224 million for EM compared to December 31, 1994, backlog of $553 million for I&ET, $821 million for AT and $637 million for EM. Of the total backlog at December 31, 1995, $2,029 million is expected to produce revenues after 1996: I&ET $692 million, AT $452 million and EM $885 million.

       Contracts with the U.S. Government are generally written for periods of three to five years. Because of appropriation limitations in the federal budget process, firm funding is usually made for only one year at a time, with the remainder of the years under the contract expressed as a series of one-year options. The Company's experience has been that the Government generally exercises these options. U.S. Government contracts contain standard provisions for termination at the convenience of the U.S. Government, pursuant to which the Company is generally entitled to recover costs incurred, settlement expenses, and profit on work completed to termination. The Company had prime contract revenue of approximately 85% from the U.S. Government and 55% from the Department of Defense in 1995.



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



   Revenues - Revenues from continuing operations were $908.7 million in 1995 compared to $818.7 million in 1994, an increase of $90.0 million. Information and Engineering Technology's (I&ET) revenues increased to $271.1 million from $192.2 million in 1994, Aerospace Technology's (AT) revenues increased to $319.3 million from $300.9 million in 1994, and Enterprise Management's
   (EM) revenues decreased to $318.3 million from $325.6 million in 1994. The increase in I&ET was primarily attributable to a business acquired in October 1994 and new contract awards; the increase in AT was primarily the result of increased level of effort on existing contracts while new contract awards were offset substantially by contracts lost in recompetition; the decrease in EM was the result of contracts lost in recompetition offset partially by contracts which were in the start-up phase in 1994 but were fully operational in 1995. Both I&ET and EM were affected by the shutdown of the Federal Government in November and December 1995, and the subsequent furloughs resulting from the stalled federal budget negotiations. The shutdown affected revenue by approximately $1,000,000.

   Revenues from continuing operations were $818.7 million in 1994 compared to $777.2 million in 1993, an increase of $41.5 million. I&ET increased to $192.2 million from $137.9 million, AT decreased to $300.9 million from $327.3 million and EM increased to $325.6 million from $312.0 million. The increase in I&ET was primarily attributable to businesses acquired in November and December 1993 and October 1994 ($52.5 million). AT decreased primarily as the result of the loss of a major contract, the completion of work on a major fixed price contract and reduced efforts on another major contract offset partially by award of a new contract in late 1994. EM increased primarily due to award of several new contracts, expansion of work on existing contracts and $7.0 million retroactive adjustment on one cost reimbursable contract mandated by the Department of Labor under the Service Contract Act. These increases were partially offset by the loss of three contracts in recompetition.

   Cost of Services/Gross Margins - Cost of services from continuing operations was 95.9% of revenue in 1995, 95.7% in 1994 and 95.5% in 1993, which resulted in gross margins of $37.3 million (4.1%), $35.6 million (4.3%) and $34.8 million (4.5%), respectively. The
   1995 gross margin was adversely affected by losses of $4.4 million in connection with the Company's efforts to further expand its Mexican operations and to complete a contract for the design and installation of a large security system in Mexico.
   These losses included such expenses as business development and marketing expenses ($1.6 million), recognition of an estimated loss at completion including currency devaluation losses for a security system contract ($2.1 million), severance costs associated with the reduction and realignment of the local workforce ($.4 million), and a reserve for closing the operation
   ($.3 million). The contract loss resulted primarily from labor overruns to install the security systems and the customer refusing to pay the contract price in U.S. dollars as originally agreed. These problems were discovered in the fourth quarter pursuant to management changes initiated by DynCorp Corporate office. The contract had a total contract value of $4.7 million and is estimated to be completed in the second quarter of 1996.
   The Company recorded revenues of $.5 million, $2.9 million and $0 and cost of services of $2.6 million, $2.6 million and $0 during 1995, 1994 and 1993, respectively, for the contract. Excluding its Mexican operations, the Company's gross margin would have been $41.7 million, $36.6 million and $34.8 million in 1995, 1994 and 1993, respectively. Approximately, $3.1 million of costs, consisting primarily of labor and costs to complete the contract ($2.1 million), severance costs ($0.3 million) and operations closeout costs ($0.7 million) were accrued at December 31, 1995, and are expected to be expended in 1996. The loss incurred by the Mexican operations, along with the effect of the shutdown of the Federal Government in November and again in December which reduced revenue by $1.0 million and gross margin by $120,000, substantially offset increased earnings from an acquisition which was consummated in October 1994 and new contract awards net of contract losses.



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



      Other expense in 1994 as compared to 1993 contained several variances: (i) the 1994 write-off of $3.3 million of the Company's 50.1% investment in an unconsolidated subsidiary, (ii) accrual of legal fees and environmental costs related to divested businesses, (iii) reversal of reserves of $1.8 million for legal and other expenses associated with events which predated the Company's acquisition of another business and (iv) nonrecurrence of accelerated amortization of $1.0 million of cost in excess of net assets of an acquired business that was determined in 1993 to be overvalued because of misrepresentation by the sellers in respect to the level of profitability and duration of performance of two major contracts which represented approximately 85% of the future earnings of SMC anticipated at the time of acquisition.
   See Note 13, "Other Expense," to the Consolidated Financial
   Statements.



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



        The Company is involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain environmental, personal injury, tax and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company has denied, or believes it has a basis to deny liability, and in some cases has offsetting claims against the plaintiffs, third parties or insurance carriers. The aggregate amount of possible damages currently claimed by the various plaintiffs, a portion of which is expected to be covered by insurance, is approximately $120,000,000. The Company has recorded its best estimate of the liability that will result from these matters. While it is not possible to predict with certainty the outcome of the litigation and other matters mentioned above, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force and the facts presently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial position or liquidity of the Company over the long-term. However, it is possible that the timing of the resolution of individual issues could result in a significant impact on the operating results and/or liquidity for an individual future reporting period. (See
   Note 20 to the Consolidated Financial Statements.)



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

   Washington, D.C.,                        ARTHUR ANDERSEN LLP
   March 15, 1996



DynCorp and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                                 December 31,
                                                              1995      1994(a)

Assets

Current Assets:
   Cash and short-term investments (Notes 1 and 5)          $ 31,151   $  7,738
   Accounts receivable and contracts in process
     (Notes 3, 4 and 5)                                      179,706    172,731
   Inventories of purchased products and supplies,
     at lower of cost (first-in, first-out) or market          1,383        793
   Deferred income taxes (Note 14)                                 -      2,698
   Other current assets                                        8,095      4,122
   Net current assets of discontinued operations (Note 2)          -     18,316
      Total Current Assets                                   220,335    206,398

Property and Equipment, at cost (Notes 1 and 18):
   Land                                                        1,621      5,372
   Buildings and leasehold improvements                        9,773     24,348
   Machinery and equipment                                    30,234     25,868
                                                              41,628     55,588
   Accumulated depreciation and amortization                 (22,600)   (17,739)
      Net property and equipment                              19,028     37,849

Intangible Assets, net of accumulated amortization
   (Notes 1, 13 and 19)                                       50,689     51,837

Other Assets (Notes 5 and 20)                                 85,438     32,788

Net Noncurrent Assets of Discontinued Operations (Note 2)          -     67,128


      Total Assets                                          $375,490   $396,000


(a) Restated for the discontinuance of the Commercial Aviation business (see Note 2).

    See accompanying notes.


DynCorp and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)
                                                                 December 31,
                                                                1995    1994(a)

Liabilities and Stockholders' Equity

Current Liabilities:
   Notes payable and current portion of long-term debt
    (Notes 3 and 5)                                         $  1,260   $  3,004
   Accounts payable (Note 3)                                  38,007     18,878
   Deferred revenue and customer advances (Note 1)             4,814      3,863
   Accrued income taxes (Notes 1, 3 and 14)                   11,374         30
   Accrued expenses (Note 6)                                 100,152     95,482
      Total Current Liabilities                              155,607    121,257

Long-term Debt (Notes 3 and 5)                               104,112    230,444

Deferred Income Taxes (Notes 1 and 14)                         2,917      1,210

Other Liabilities and Deferred Credits (Notes 3 and 20)       86,992     33,551


Contingencies and Litigation (Note 20)                             -          -



Temporary Equity:
 Redeemable Common Stock -
  ESOP Shares, 3,791,391 shares issued at $18.10
  and 3,904,132 at $14.50 in 1995 and 3,946,542 at $18.20
  and 2,977,425 at $14.60 in 1994, subject to restrictions
  (Note 7)                                                   100,481     86,338
 Management Investors, 21,287 shares issued at
  $109.64 in 1995 and 32,471 at $110.41 in 1994, subject to
  restrictions (Note 7)                                       27,087     32,544
 Other, 125,714 shares issued at $18.10 and $18.20
  in 1995 and 1994, respectively (Note 7)                      2,275      2,288

Permanent Stockholders' Equity:
 Preferred Stock, Class C 18% cumulative, convertible,
  $24.25 liquidation value (liquidation value including
  unrecorded dividends $11,863,000 in 1995 and $9,948,000
  in 1994), 123,711 shares authorized, issued and
  outstanding (Note 8)                                         3,000      3,000
 Common Stock, par value ten cents per share, authorized
  20,000,000 shares; issued 1,588,587 shares in 1995
  and 812,387 shares in 1994 (Note 9)                            159         81
 Common Stock Warrants (Note 10)                              11,305     11,486
 Unissued Common Stock under restricted stock plan (Note 10)   5,908      9,923
 Paid-in Surplus                                             142,294    120,354
 Adjustment for redemption value greater than par value     (129,172)  (120,460)
 Deficit                                                    (115,888)  (118,256)
 Common Stock Held in Treasury, at cost; 1,235,509 shares
  and 173,988 warrants in 1995 and 459,309 shares and
  173,988 warrants in 1994                                   (21,084)    (8,817)
 Unearned ESOP Shares (Note 12)                                 (503)         -
 Cummings Point Industries Note Receivable (Notes 3 and 11)        -     (8,943)
     Total Liabilities and Stockholders' Equity             $375,490   $396,000



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

(a) Restated for the discontinuance of the Commercial Aviation business (see Note 2).

    See accompanying notes.



DynCorp and Subsidiaries
Consolidated Statements of Permanent Stockholders' Equity
For the Years Ended December 31
(Dollars in thousands)

                                                                                           Unissued               Adjustment
                                                                                            Common              for Redemption
                                                                                             Stock                  Value
                                                                                             Under              Greater than
                                                          Preferred    Common      Stock  Restricted   Paid-in       Par
                                                            Stock     Stock(a)   Warrants Stock Plan  Surplus(a)    Value    Deficit

Balance December 31, 1992                                  $ 3,000    $   65     $15,119   $ 9,941     $96,407  $(85,023)  $(92,011)
  Stock issued under Restricted Stock Plan (Note 10)                                        (1,781)
  Treasury stock purchased (Notes 7 and 9)                                11                             1,974
  Stock issued under the Management
   Employees Stock Purchase Plan (Note 7)                                                                  (42)
  Accrued compensation (Note 10)                                                             2,235
  Payments received on Employee Stock
   Ownership Plan (Note 12)
  Contribution of stock to Employee Stock Ownership Plan
   (Note 12)                                                              (3)                             (434)
  Stock issued in conjunction with acquisition (Note 7)                  (12)                           (2,188)
  Accrued interest on note receivable (Note 11)
  Net loss                                                                                                                  (13,414)
  Adjustment of shares to fair value                                                                     2,466    (4,532)
Balance, December 31, 1993                                   3,000        61      15,119    10,395      98,183   (89,555)  (105,425)
  Stock issued under Restricted Stock Plan (Note 10)                                        (1,694)        (24)
  Treasury stock purchased (Notes 7 and 9)                                20         (57)                2,349
  Stock issued under the Management Employees
    Stock Purchase Plan (Note 7)                                                                           (39)
  Warrants exercised (Note 10)                                                    (3,576)
  Accrued compensation (Note 10)                                                             1,222
  Contribution of stock to Employee Stock Ownership Plan
    (Note 12)
  Accrued interest on note receivable (Note 11)
  Net loss                                                                                                                  (12,831)
  Adjustment of shares to fair value                                                                    19,885   (30,905)
Balance, December 31, 1994                                   3,000        81      11,486     9,923     120,354  (120,460)  (118,256)
  Stock issued under Restricted Stock Plan (Note 10)                                        (4,015)       (296)
  Treasury stock purchased (Notes 7 and 9)                                78                            11,925
  Warrants exercised or canceled (Note 10)                                          (181)                   22
  Contribution of stock to Employee Stock Ownership Plan
    (Note 12)
  Payment received on Employee Stock Ownership Plan note
    (Note 12)
  Accrued interest on note receivable (Note 11)
  Collection of note receivable (Note 11)
  Net earnings                                                                                                                2,368
  Adjustment of shares to fair value                                                                    10,289    (8,712)
Balance, December 31, 1995                                 $ 3,000    $  159     $11,305   $ 5,908    $142,294 $(129,172) $(115,888)


(a) Restated to conform to the balance sheet presentation (see Note 1).

See accompanying notes.




DynCorp and Subsidiaries
Consolidated Statements of Permanent Stockholders' Equity
For the Years Ended December 31
(Dollars in thousands)

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




    The components of discontinued operations on the consolidated condensed balance sheets (not including debt assumed by the buyers and debt attributable to the Commercial Aviation business) and statements of operations are as follows (in thousands):



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

    (d) The Company has charged interest expense to discontinued operations of $7,950,000, $10,715,000 and $10,761,000 in
         1995, 1994 and 1993, respectively. The interest expense charged is the sum of the interest on the debt of the discontinued operations assumed by the buyers plus an allocation of other consolidated interest that was not directly attributable to the continuing operations of the Company. The amount allocated was based on the ratio of net assets of the discontinued operations to the sum of total net assets of the Company plus consolidated debt other than debt of the discontinued operations that were assumed by the buyer and debt that was not directly attributed to any other operations of the Company. Subsequent to the discontinuance, the allocated interest (and applicable debt) was substantially eliminated by using the proceeds of the sale to pay off
         DynCorp debt in amounts substantially equal to the amounts used to allocate interest to the discontinued business activities.



    The sale of the subsidiaries resulted in a partial termination of the ESOP and termination of all active participants of the subsidiaries. These employees will be entitled to put their ESOP shares (approximately 493,000 shares) sooner than had been previously anticipated. These shares have been included in the estimated annual repurchase commitment reported in Note 7, Redeemable Common Stock.



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

                                            $100,152 $ 95,482

(7)  Redeemable Common Stock



  In conjunction with the acquisition of Technology Applications, Inc. in November 1993, the Company issued put options on 125,714 shares of common stock. The holder may, at any time commencing on December 31, 1998 and ending on December 31, 2000, sell these shares to the Company at a price per share equal to the greater of $17.50;
or, if the stock is publicly traded, the market value at a specified date; or, if the Company's stock is not publicly traded, the fair value at the time of exercise. At December 31, 1995 and 1994, 125,714 shares of common stock were outstanding at a per share fair value based on the control price (as described in the following paragraph) of $18.10 at December 31, 1995 and $18.20 at December 31, 1994.

  In accordance with ERISA regulations and the Employee Stock
Ownership Plan (the Plan) documents, the ESOP Trust or the Company is obligated to purchase vested common stock shares from ESOP participants (see Note 12) at the fair value (as determined by an independent appraiser) as long as the Company's common stock is not publicly traded. The shares initially bought by the ESOP in 1988 were bought at a "control price," reflecting the higher price that buyers typically pay when they buy an entire company (as the ESOP and other investors did in 1988). A special provision in the ESOP's 1988 agreement permits participants to receive a "control price" when they sell these shares back to the Company under the ESOP's "put option" provisions. This "control price," determined by the appraiser as of December 31, 1995, was $18.10 per share. The additional shares received by the ESOP in 1993 and 1994 were at a "minority interest price," reflecting the lower price that buyers typically pay when they are buying only a small piece of a company (as the ESOP did in these years). Participants do not have the right to sell these shares at the "control price." The minority interest price determined by the independent appraiser as of December 31, 1995 was $14.50 per share. Participants receive their vested shares upon retirement, becoming disabled, or death, over a period of one to five years and for other reasons of termination over a period of one to ten years, all as set forth in the Plan documents. In the event the fair value of a share is less than $27.00, the Company is committed to pay through December 31, 1996, up to an aggregate of $16,000,000, the difference (Premium) between the fair value and $27.00 per share.
As of December 31, 1995, the Company has purchased 617,236 shares from participants and has expended $5,949,000 of the $16,000,000 commitment. Based on the fair values of $18.10 and $14.50 per share at December 31, 1995, the Company estimates a total Premium of $8,500,000 and an aggregate annual commitment to repurchase shares from the ESOP participants upon death, disability, retirement and termination as follows; $3,900,000 in 1996, $3,800,000 in 1997,
$4,700,000 in 1998, $6,000,000 in 1999, $6,600,000 in 2000 and
$78,032,000 thereafter. Under the Subscription Agreement with the ESOP dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as the result of such repurchase. The fair value is charged to treasury stock at the time of repurchase. The estimated Premium of $8,500,000 has been recorded as Other Expense in the Consolidated Statements of Operations in 1989 through 1994 (see Note 13). At December 31, 1995 and 1994, $2,551,000 and $4,121,000, respectively, of the estimated
Premium is included in Accrued Expenses and $100,481,000 and $86,338,000 (3,535,195 and 2,516,802 shares outstanding at December
31, 1995 at fair values of $18.10 and $14.50 per share, respectively, and 3,691,003 and 1,312,459 shares outstanding at December 31, 1994 at fair values of $18.20 and $14.60, respectively) is included in Redeemable Common Stock.



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



  Under the DynCorp Stockholders Agreement which expired on March 11,
1994, the Company was committed, upon an employee's termination of employment, to purchase common stock shares held by employees pursuant to the merger, through the Stock Purchase Plan or through the Restricted Stock Plan. If the Company's common stock becomes publicly traded, the commitment by the Company to purchase these shares is terminated. The share price at December 31, 1995 for the Restricted Stock, Management Investor and Stock Purchase shares was
$14.50 per common share and $109.64 for each share for which warrants have not been exercised (one share of common stock at $14.50 per share plus 6.6767 warrants at $14.25 per warrant). However, the Company may not purchase more than $250,000 of Management Investor
Shares or Restricted Stock shares in any fiscal year without the approval of the Class C Preferred stockholders. In 1995, in connection with the divestiture of the Commercial Aviation business
(see Note 2) and related management actions, the Company obtained the approval of the Class C Preferred shareholder to repurchase approximately 530,000 shares at a price of $14.90 per share. The repurchase of substantially all of these shares was recorded in 1995. A new stockholders agreement, adopted March 11, 1994, contains similar repurchase obligations and expires March 10, 1999. On May 10, 1995, the Board of Directors, with the consent of the Class C Preferred stockholder, approved the establishment of an Internal Market as a replacement for the resale procedures included in the DynCorp Stockholders Agreement.
The Internal Market permits eligible stockholders to sell shares of common stock on four predetermined days each year. While the Company is initiating the Internal Market in an effort to provide liquidity to stockholders, there can be no assurance that there will be sufficient liquidity to permit stockholders to resell their shares on the Internal Market. At December 31, 1995, 1,387,330, 256,196 and
21,287 shares were outstanding at fair values of $14.50, $18.10 and $109.64 per share, respectively, and at December 31, 1994, 1,664,966, 255,539 and 32,471 shares were outstanding at fair values of $14.60, $18.20 and $110.41 per share, respectively.



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

(13)  Other Expenses
                                                       Years Ended December 31,
                                                            (In thousands)
                                                         1995    1994     1993
Amortization of costs in excess
  of net assets acquired (f)(see Note 1)              $ 2,143  $ 2,347  $ 3,408
ESOP Repurchase Premium (see Note 7)                        -    1,323    1,507
Write-off of investment in
  unconsolidated subsidiary (a)                             -    3,250        -
Legal and other expense accruals
  associated with an acquired business (b)                  -   (1,830)   2,070
Costs associated with businesses discontinued in 1988
  and prior years
   * Asbestos liability issues (c)                      5,300        -        -
   * Subcontractor suit (d)                             2,400    2,665      500
   * Enviornmental costs (see Note 20(d))                   -     (347)     366
   * Other (e)                                              -        -     (573)
Miscellaneous                                             215       246    (169)
     Total Other                                      $10,058   $ 7,654 $ 7,109



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



  (c) Reserves for potential uninsured costs to defend and settle future asbestos claims against a former subsidiary (see Note 20(a)). This adjustment was recorded in the fourth quarter 1995 because of the following events which occurred in that period.

         (i) During November 1995, the subsidiary involved in the asbestos litigation received two significant unfavorable jury verdicts. (These cases are currently under appeal).


         (ii) During the fourth quarter, the Company became aware of approximately 1,100 additional law suits filed immediately prior to the September 1, 1995 effective date of the Texas Tort Reform Act. (The Company believes this surge was attributable to the Texas tort reform legislation as described in Note 20 (a).) The Company was not notified of these cases until the fourth quarter of 1995 due to an administrative backlog in the Texas court system caused by the tremendous volume of cases filed prior to the September 1, 1995 effective date of the Texas tort reform legislation.

         (iii) During the fourth quarter the Company received notification from one of the subsidiary's primary insurance carriers to the effect that the carrier considered its coverage to be exhausted and that it was withdrawing its prior verbal commitment to a negotiated settlement of its coverage limits and obligations to defend.

      These events precipitated a reassessment (increase) of the estimated minimum claim liability and in a greater concern as to the full recovery of all claims from the carriers. After consulting with its defense counsel and professional advisors regarding its asbestos position, the Company decided it was appropriate to record an additional $5.3 million accrual, increasing the overall accrual to $7.0 million.



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



  (f) The Company acquired certain assets of Science Management
      Corporation ("SMC") for $1,851,000 on February 18, 1993 and allocated $1,162,000 of the purchase price to goodwill and $633,000 to contracts. In the fourth quarter of 1993, the Company became aware of apparent misrepresentations by the sellers with respect to the level of profitability and duration of future performance of two major contracts which represented approximately 85% of the future earnings of SMC anticipated at the time of acquisition. The Company reconsidered the estimated future undiscounted net income of SMC based on the revised facts and determined that an impairment write-down was necessary. Based upon this reassessment, $988,000 of the original goodwill was written off and included in amortization of costs in excess of net assets acquired. The remaining amount of goodwill is being amortized over thirty years.



(14)  Income Taxes

  Earnings (loss) from continuing operations before income taxes and minority interest (but including extraordinary item - see Note 5) were derived from the following (in thousands):

                                    1995        1994         1993
  Domestic operations           $ (3,111)   $   (642)    $ (2,317)
  Foreign operations              (4,236)       (816)          73
                                $ (7,347)   $ (1,458)    $ (2,244)

  The (benefit) provision for income taxes consisted of the following (in thousands):

                                               1995      1994      1993
  Current:
    Federal                                $(10,322)  $   (91)  $   683
    Foreign                                  (2,234)       54       170
    State                                    (1,493)       59       (85)
                                            (14,049)       22       768


  Deferred:
    Federal                                   9,749    (5,161)   (3,312)
    Foreign                                   1,000         -         -
    State                                     2,900      (775)   (1.114)
                                             13,649    (5,936)   (4,426)


  Valuation Allowance:
    Federal                                  (7,707)    2,962     3,812
    State                                      (983)      716     1,135
                                             (8,690)    3,678     4,947



    Total                                  $ (9,090)  $(2,236)  $ 1,289

 The components of and changes in deferred taxes are as follows (in thousands):


                                                      Deferred               Deferred               Deferred
                                            Dec. 31,   Expense    Dec. 31,    Expense    Dec. 31,    Expense
                                               1995   (Benefit)      1994    (Benefit)      1993    (Benefit)
Deferred tax liabilities:
  Difference between book and tax
    method of accounting for
    depreciation and amortization          $   (347)   $   806    $   459    $   (632)  $   (173)    $   204
  Difference between book and tax
    method of accounting for certain
     employee benefits                       (1,160)     1,535        375         223        598      (1,194)
  Difference between book and tax method
    of accounting for income on U.S.
    Government contracts                     (9,786)       885     (8,901)         38     (8,863)      1,216
  Amortization of intangibles                  (798)      (275)    (1,073)        925       (148)       (204)
  Other, net                                    (27)       (26)       (53)         37        (16)        178
    Total deferred tax liabilities          (12,118)     2,925     (9,193)        591     (8,602)        200

Deferred tax assets:
  Deferred compensation expense               2,431      1,621      4,052       1,346      5,398        (380)
  Operating reserves and other accruals      18,985      1,290     20,275      (5,358)    14,917      (2,604)
  Increase due to federal rate change           335          -        335           -        335        (335)
  Deferred taxes of discontinued operations,
    retained by the Company                       -      4,018      4,018      (1,517)     2,501         901
  Benefit of state tax on temporary
    differences and state net operating
    loss carryforwards                        4,591        983      5,574        (716)     4,858      (1,135)
  Benefit of foreign, targeted jobs, R&E
    and AMT tax credit carryforwards              -      2,812      2,812        (282)     2,530      (1,073)
    Total deferred tax assets                26,342     10,724     37,066      (6,527)    30,539      (4,626)

    Total temporary differences before
      valuation allowances                   14,224     13,649     27,873      (5,936)    21,937      (4,426)

Federal valuation allowance                  (6,555)    (7,707)   (14,262)      2,962    (11,300)      3,812
State valuation allowance                    (4,591)      (983)    (5,574)        716     (4,858)      1,135
Total temporary differences affecting
    tax provision                             3,078      4,959      8,037      (2,258)     5,779         521
Deferred taxes from "safe harbor"
    lease transactions                       (5,995)      (554)    (6,549)       (499)    (7,048)       (441)
    Net deferred tax (liability) asset     $ (2,917)   $ 4,405    $ 1,488    $ (2,757)  $ (1,269)    $    80




  The tax (benefit) provision differs from the amounts obtained by applying the statutory U.S. Federal income tax rate to the pre-tax loss from continuing operations amounts. The differences can be reconciled as follows (in thousands):

                                                     1995      1994      1993
    Expected Federal income tax benefit           $  (896)  $  (510)  $  (763)
    Valuation allowance                            (7,707)    2,962     3,812
    State and local income taxes, net of
      Federal income tax benefit                      275         -       (42)
    Tax benefit of discontinued operations              -      (191)   (2,721)
    Reversal of tax reserves for IRS examination        -    (4,069)        -
    Nondeductible amortization of intangibles
      and other costs                                (263)      635     1,069
    Foreign income tax                                  -        54        96
    Foreign, targeted job, R&E, AMT and
      fuel tax credits                               (257)     (537)     (189)
    Other, net                                       (242)     (580)       27
         Tax (benefit) provision                  $(9,090)  $(2,236)  $ 1,289

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



      The benefit for income taxes in 1995 reflects a tax provision based on an estimated annual effective tax rate, excluding expenses not deductible for tax and the reversal of $7.7 million of tax valuation reserves for deferred taxes which will be realized in the 1995 tax return. These deferred taxes are being realized primarily by offset against taxes that would otherwise have been payable as a result of the taxable gain on the sale of the discontinued operations. The 1994 federal tax benefit resulted from the reversal of tax reserves for the IRS examination and the tax benefit for operating losses, net of a valuation allowance, less the federal tax provision of a majority owned subsidiary required to file a separate return. The Federal tax provision recognized in 1993 was only that of the majority owned subsidiary referred to previously.



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



    Consolidated revenues, loss before extraordinary item, net loss and loss per share for the year ended December 31, 1994, adjusted on an unaudited pro forma basis as if the above acquisition had been consummated at the beginning of the period are as follows (in thousands except per share amounts):

             Revenues                             $ 870,671
             Loss before extraordinary item       $ (12,050)
             Net loss for common stockholders     $ (13,656)
             Net loss per common share            $   (2.01)





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

                                               Years
                               Prior  1993   1994   1995   1996(1) Total
      Claims filed             2,160   668  1,026  4,647    129   8,630
      Claims dismissed          (14)   (65)   (21)(1,035)   (52) (1,187)
      Claims resolved           (76)(1,142)  (333)  (182)  (165) (1,898)
      Settlements in process                                     (2,606)
      Claims outstanding at March 1, 1996                         2,939

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

     Coverage litigation:

     The Company and the subsidiary have instituted litigation in Los Angeles Superior Court, California, against their primary and excess insurance carriers, to obtain declaratory judgments from the Court regarding the obligations of the various carriers to defend and pay asbestos claims. The issues in this litigation include the aggregate liability of the carriers, the triggering and drop-down of excess coverage and allocation of losses covering multiple carriers and insolvent carriers, and various other issues relating to the interpretation of the policy contracts. All of the carrier defendants have filed general denial answers. Legal and insurance experts retained by the Company and the subsidiary have analyzed the insurance policies, the history of coverage and insurance reimbursement for these types of claims, and the outcome of unrelated litigation involving identical policy language and factual circumstances. The Company is also aware of the fact that the insurance carriers have paid to date approximately $22 million in asbestos legal defense and claim settlement costs which represents 100% of such costs and which is consistent with the Company's view of the enforceability of the policies.
     Moreover, a recent appellate court decision involving insurance company liability for asbestos claims comparable to those being asserted against the subsidiary, gives further support to the Company's position that all carriers have a liability to indemnify the Company and the subsidiary for asbestos claims.

     Based on these analyses and observations, management believes that it is probable that the  Company and the subsidiary will
     prevail in obtaining judicial rulings confirming the   availability
     of a substantial portion of the coverage. Currently, the Company has excess coverage under policies issued by solvent carriers of approximately $490,000,000. Based on a review of the independent ratings of these carriers, the Company believes that a substantial portion of this coverage will continue to be available to meet the claims. The subsidiary recorded in Other Assets $60,000,000 and $17,000,000 (not including reserves of $7,000,000 and $2,000,000, respectively) at December 31, 1995 and
     1994 (restated), respectively, representing the amounts that it
     expects to recover from its insurance carriers    for the payment of
     currently unsettled and estimated future claims.

     The Company cautions, however, that even though the existence and aggregate dollar amounts of insurance are not generally being disputed, such insurance coverage is subject to interpretation by the Court and the timing of the availability of insurance payments could, depending upon the outcome of the litigation and/or negotiation, delay the receipt of insurance company payments and require the subsidiary to make interim payments for asbestos defense and indemnity from reserves and insurance settlement funds created as a result of settlements with certain of the carriers.

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

(d) As to environmental issues, neither the Company nor any of its subsidiaries is named a potentially responsible party at any site. The Company, however, did undertake, as part of the 1988 divestiture of a petrochemical engineering subsidiary, an obligation to install and operate a soil and water remediation system at a subsidiary research facility site in New Jersey. The Company is required to pay the costs of continued operation of the remediation system through 1996 which are estimated to be $120,000 (see Note 13). In addition, the Company, pursuant to the sale of the Commercial Aviation Business, is responsible for the costs of clean-up of environmental conditions at certain designated sites. Such costs may include the removal and subsequent replacement of contaminated soil, concrete, tanks, etc. that existed prior to the sale of the Commercial Aviation Business (see Note 2).

(e) The Company is a party to other civil and contractual lawsuits which have arisen in the normal course of business for which potential liability, including costs of defense, which constitute the remainder of the $120,000,000 discussed above. The estimated probable liability for these issues is approximately $10,000,000 and is substantially covered by insurance. All of the insured claims are within policy limits and have been tendered to and accepted by the applicable carriers. The Company has recorded an offsetting asset (Other Assets) and liability (long-term liability) of $10,000,000 at December 31, 1995 for these items.

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


(22)  Quarterly Financial Data (Unaudited)

     A summary of quarterly financial data for 1995 and 1994 is as follows (in thousands, except per share data):



                                                   1995 Quarters                               1994 Quarters
                                      First     Second  Third (a)  Fourth(b)      First     Second      Third  Fourth(c)
Revenues                           $211,636   $209,940   $244,592   $242,557   $192,589   $198,573   $205,764   $221,757
Gross profit                          7,815      9,816      9,785      9,838      7,352      9,481      9,665      9,090
Earnings (loss) from continuing
  operations before income taxes,
   minority interest and
  extraordinary item                   (801)     1,522      1,120     (4,402)    (1,370)       626        322     (1,036)
Minority interest                       302        355        286        312        249        311        226        344
Discontinued operations                (347)        80        252         (5)        16       (710)    (2,772)    (9,013)
Net earnings (loss)                  (1,549)       674      1,227      2,016     (1,589)      (930)    (4,245)    (6,067)
Earnings (loss) per common share:

  Primary and fully diluted:
    Continuing operations          $  (0.19)  $   0.01   $   0.24   $   0.13   $  (0.36)  $  (0.10)  $  (0.24)  $   0.32
    Discontinued operations           (0.04)      0.01       0.02          -          -      (0.11)     (0.35)     (1.14)
    Extraordinary item                (0.02)         -      (0.20)     (0.01)         -          -          -          -
    Net earnings (loss) for
      common stockholders          $  (0.25)  $   0.02   $   0.06   $   0.12   $  (0.36)  $  (0.21)  $  (0.59)  $  (0.82)




Quarterly financial data may not equal annual totals due to rounding.

Quarterly earnings per share data will not equal annual total.

(a)  1995 Third Quarter includes:

   -   $3,300,000 reversal of income tax reserves (see Note 14)
   -   $2,656,000 loss, net of tax, on extinguishment of debt (see Note 5)

(b)1995 Fourth Quarter includes:



   - $3,688,000 accrual for losses and reserves related to the Company's Mexican operations (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Gross Margins and
       Note 21)


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

(a) The following documents are filed as part of this Form 10-K/A:

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

     Exhibit 10

     (1) Deferred Compensation Plan
           (incorporated by reference to Registrant's Form 10-K for 1987, File No. 1-3879)

     (2) Management Incentive Plan (MIP)
           (incorporated by reference to Registrant's Form 10-K for 1993, File No. 1-3879)

     (3) DynCorp Executive Incentive Plan (EIP)
           (incorporated by reference to Registrant's Form 10-K for 1994, File No. 1-3879)

     (4) Management Severance Agreements
           (incorporated by reference to Exhibits (c)(4) through (c)(12) to Schedule 14D-9 filed by Registrant January 25, 1988.)

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

                              DYNCORP

May 6, 1996                                 By: D. R. Bannister
                                            D. R. Bannister
                                            President and Chief
                                            Executive Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



D. R. Bannister                 President and Director           May 6, 1996
D. R. Bannister                  (Principal Executive Officer)

P. V. Lombardi                  Executive Vice President         May 6, 1996
P. V. Lombardi                   and Director

T. E. Blanchard                 Senior Vice President            May 6, 1996
T. E. Blanchard                   Chief Financial Officer
                                  and Director

D. L. Reichardt                 Senior Vice President            May 6, 1996
D. L. Reichardt                  General Counsel and Director

G. A. Dunn                      Vice President and Controller    May 6, 1996
G. A. Dunn                       (Principal Accounting Officer)

D. C. Mecum II                  Director                         May 6, 1996
D. C. Mecum II

H. S. Winokur, Jr.              Director                         May 6, 1996
H. S. Winokur, Jr.



                           DynCorp (Parent Company)
            SCHEDULE I - Condensed Financial Information of Registrant
                               Balance Sheets
                           (Dollars in Thousands)

                                                                  December 31,
                                                                 1995   1994(a)

Assets

Current Assets:
  Cash and short-term investments                            $ 30,352  $  6,358
  Accounts receivable and contracts in process,
    net of allowance for doubtful accounts (Note 3)            28,170    32,481
  Inventories of purchased products and supplies                1,166       722
  Other current assets                                          6,674     4,787
    Total current assets                                       66,362    44,348

Investment in and advances to subsidiaries and affiliates      34,154    58,975

Property and Equipment, net of accumulated depreciation
   and amortization                                             7,340     7,899

Intangible Assets, net of accumulated amortization             32,887    35,753

Other Assets                                                    8,690     6,602

Net Noncurrent Assets of Discontinued Operations                    -    57,434


       Total Assets                                          $149,433  $211,011



(a) Restated for the discontinuance of the Commercial Aviation business.

    The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

    See accompanying "Notes to Condensed Financial Statements".


                           DynCorp (Parent Company)
            SCHEDULE I - Condensed Financial Information of Registrant
                               Balance Sheets
                           (Dollars in Thousands)

                                                                  December 31,
                                                                 1995    1994(a)

Liabilities and Stockholders' Equity

Current Liabilities:
  Notes payable and current portion of
    long-term debt (Note 2)                                  $    902  $  2,636
  Accounts payable                                             24,614     9,998
  Advances on contracts in process                              1,033     2,711
  Accrued liabilities                                          80,836    62,637
  Net current liabilities of discontinued operations                -       283
  Total current liabilities                                   107,385    78,265

Long-Term Debt (Note 2)                                           662   108,502

Other Liabilities and Deferred Credits                         15,524    14,706



Contingencies and Litigation                                        -         -



Temporary Equity:
  Redeemable Common Stock, at Redemption Value -
     ESOP                                                     100,481    86,338
     Management Investors                                      27,087    32,544
     Other                                                      2,275     2,288

Permanent Stockholders' Equity:

  Preferred Stock, Class C                                      3,000     3,000

  Common Stock                                                    159        81

  Common Stock Warrants                                        11,305    11,486

  Unissued Common Stock under restricted stock plan             5,908     9,923

  Paid-in Surplus                                             142,294   120,354

  Adjustment for redemption value greater than par value     (129,172) (120,460)

  Deficit                                                    (115,888) (118,256)

  Common Stock Held in Treasury                               (21,084)   (8,817)

  Unearned ESOP Shares                                           (503)        -

  Cummings Point Industries Note Receivable                         -    (8,943)

    Total Liabilities and Stockholders' Equity               $149,433  $211,011



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
