Form 10-K/A
period 1995-12-31
DYNCORP
filed 1996-05-10
CIK 30770

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

   ITEM 3. LEGAL PROCEEDINGS



       This item is incorporated herein by reference to Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A.



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

                                                               Years Ended December 31,
                                                1995(b)  1994(a)(d) 1993(a)(e)  1992(a)(f)   1991(a)
Statement of Operations Data:
Revenues                                       $908,725   $818,683   $777,216   $728,244    $654,710
Cost of services                               $871,471   $783,095   $742,455   $707,905    $634,126
Gross Profit                                   $ 37,254   $ 35,588   $ 34,761   $ 20,339    $ 20,584
Selling and corporate administrative           $ 18,705   $ 16,887   $ 17,547   $ 18,503    $ 15,538
Interest expense                               $ 14,856   $ 14,903   $ 14,777   $ 14,629    $ 12,135
Earnings (loss) from continuing
operations before extraordinary item (c)       $  5,274   $   (352)  $ (4,485)  $(14,112)  $  (7,568)

Net earnings (loss)                            $  2,368   $(12,831)  $(13,414)  $(23,342)  $ (12,403)
Common stockholders' share of earnings (loss)  $    453   $(14,437)  $(14,761)  $(25,430)  $ (18,530)
Earnings (loss) per share from continuing
  operations before extraordinary
  item for common stockholders                 $   0.27   $  (0.29)  $  (1.13)  $  (3.18)   $  (2.90)


Balance Sheet Data:
Total assets                                   $375,490   $396,000   $360,103   $338,135    $298,725
Long-term debt excluding current maturities    $104,112   $230,444   $215,939   $198,770    $119,949
Redeemable preferred stock                     $      -   $      -   $      -   $      -    $ 24,884

Redeemable common stock                        $135,894   $130,828   $100,630   $ 95,391    $ 91,536


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

   Cost of Services/Gross Margins - Cost of services from continuing operations was 95.9% of revenue in 1995, 95.7% in 1994 and 95.5% in 1993, which resulted in gross margins of $37.3 million (4.1%), $35.6 million (4.3%) and $34.8 million (4.5%), respectively. The
   1995 gross margin was adversely affected by losses of $4.4 million in connection with the Company's efforts to further expand its Mexican operations and to complete a contract for the design and installation of a large security system in Mexico.
   These losses included such expenses as business development and marketing expenses ($1.6 million), recognition of an estimated loss at completion including currency devaluation losses for a security system contract ($2.1 million), severance costs associated with the reduction and realignment of the local workforce ($.4 million), and a reserve for closing the operation
   ($.3 million). The contract loss resulted primarily from labor overruns to install the security systems and the customer refusing to pay the contract price in U.S. dollars as originally agreed. These problems were discovered in the fourth quarter pursuant to management changes initiated by DynCorp Corporate office. The contract had a total contract value of $4.7 million and is estimated to be completed in the second quarter of 1996.
   The Company recorded revenues of $.5 million, $2.9 million and $0 and cost of services of $2.6 million, $2.6 million and $0 during 1995, 1994 and 1993, respectively, for the contract. Excluding its Mexican operations, the Company's gross margin would have been $41.7 million, $36.6 million and $34.8 million in 1995, 1994 and 1993, respectively. Approximately $3.1 million of costs, consisting primarily of labor and costs to complete the contract ($2.1 million), severance costs ($0.3 million) and operations closeout costs ($0.7 million) were accrued at December 31, 1995, and are expected to be expended in 1996. The loss incurred by the Mexican operations, along with the effect of the shutdown of the Federal Government in November and again in December which reduced revenue by $1.0 million and gross margin by $120,000, substantially offset increased earnings from an acquisition which was consummated in October 1994 and new contract awards net of contract losses.


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

        The Company had an increase in cash and short-term investments of $23.4 million from December 31, 1994, to December
   31, 1995, which resulted primarily from the aforementioned transactions. The Company had a net decrease in cash and short-term investments of $4.0 million and $2.4 million in 1994 and 1993, respectively. The decrease for 1994 was caused to a large degree by net investments in acquired businesses of $14.3 million and an increase in accounts receivable and contracts in process of $22.5 million. The latter increase was largely attributable to a delay in finalizing the terms on a new contract and an internal disruption in a government finance office, both of which occurred in the fourth quarter of 1994. The Company's cash flow was favorably impacted in 1994 and 1993 through the utilization of pay-in-kind interest on the Junior Subordinated Debentures and the sale of stock to the ESOP totaling $32.4 million and $29.2 million, respectively. The Company paid in cash the June 29, 1995 interest payment on its 16% Junior Subordinated Debentures and on October 12, 1995, called the balance of the debentures outstanding.

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



        The Company is involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain environmental, personal injury, tax and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company has denied, or believes it has a basis to deny liability, and in some cases has offsetting claims against the plaintiffs, third parties or insurance carriers. The aggregate amount of possible damages currently claimed by the various plaintiffs, a portion of which is expected to be covered by insurance, is approximately $120,000,000. The Company has estimated additional costs for unasserted claims related to these matters to be $40 million.
   The Company has recorded $81.1 million at December 31, 1995, representing its best estimate of the minimum probable liability that will result from these matters. While it is not possible to predict with certainty the outcome of the litigation and other matters mentioned above, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force and the facts presently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial position or liquidity of the Company over the long-term. However, it is possible that the timing of the resolution of individual issues could result in a significant impact on the operating results and/or liquidity for an individual future reporting period. (See
   Note 20 to the Consolidated Financial Statements.)



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

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



        Information with respect to this item is contained in the Company's Consolidated Financial Statements and Financial
   Statement Schedules included elsewhere in this Annual Report on Form 10-K/A.


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

(a) Restated for the discontinuance of the Commercial Aviation business (see Note 2).

    See accompanying notes.


DynCorp and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)
                                                                 December 31,
                                                                1995    1994(a)
Liabilities and Stockholders' Equity
Current Liabilities:
   Notes payable and current portion of long-term debt
    (Notes 3 and 5)                                         $  1,260   $  3,004
   Accounts payable (Note 3)                                  38,007     18,878
   Deferred revenue and customer advances (Note 1)             4,814      3,863
   Accrued income taxes (Notes 1, 3 and 14)                   11,374         30
   Accrued expenses (Note 6)                                 100,152     95,482
      Total Current Liabilities                              155,607    121,257

Long-term Debt (Notes 3 and 5)                               104,112    230,444

Deferred Income Taxes (Notes 1 and 14)                         2,917      1,210

Other Liabilities and Deferred Credits (Notes 3 and 20)       86,992     33,551

Contingencies and Litigation (Note 20)                             -          -


Temporary Equity:
 Redeemable Common Stock (Note 7)
  ESOP Shares, 3,535,195 shares issued at $18.10
  and 2,516,802 at $14.50 in 1995 and 3,691,003 at $18.20
  and 1,312,459 at $14.60 in 1994, subject to restrictions   100,481     86,338

 Management Investors, 21,287 shares issued at $109.64,
  256,196 at $18.10 and 1,804,595 at $14.50 in 1995
  and 32,471 at $110.41, 255,539 at $18.20 and 2,326,444
  at $14.60 in 1994, subject to restrictions                  33,138     42,202

 Other, 125,714 shares issued at $18.10 and $18.20
  in 1995 and 1994, respectively                               2,275      2,288

Permanent Stockholders' Equity:
 Preferred Stock, Class C 18% cumulative, convertible,
  $24.25 liquidation value (liquidation value including
  unrecorded dividends $11,863 in 1995 and $9,948
  in 1994), 123,711 shares authorized, issued and
  outstanding (Note 8)                                         3,000      3,000
 Common Stock, par value ten cents per share, authorized
  20,000,000 shares; issued 1,588,587 shares in 1995
  and 812,387 shares in 1994 (Note 9)                            159         81
 Common Stock Warrants (Note 10)                              11,305     11,486
 Paid-in Surplus                                             148,202    130,277
 Adjustment for redemption value greater than
  par value (Note 7)                                        (135,223)  (130,118)

 Deficit                                                    (115,888)  (118,256)
 Common Stock Held in Treasury, at cost; 1,235,509 shares
  and 173,988 warrants in 1995 and 459,309 shares and
  173,988 warrants in 1994                                   (21,084)    (8,817)
 Unearned ESOP Shares (Note 12)                                 (503)         -
 Cummings Point Industries Note Receivable (Notes 3 and 11)        -     (8,943)
     Total Liabilities and Stockholders' Equity             $375,490   $396,000

(a) Restated for the discontinuance of the Commercial Aviation business (see Note 2).

    See accompanying notes.


DynCorp and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31
(Dollars in thousands except per share data)



                                                       1995   1994(a)   1993(a)

Revenues (Note 1):
     Information and Engineering Technology        $271,131  $192,233  $137,920
     Aerospace Technology                           319,337   300,857   327,273
     Enterprise Management                          318,257   325,593   312,023
        Total revenue                               908,725   818,683   777,216



Costs and expenses:
     Cost of services                               871,471   783,095   742,455
     Selling and corporate administrative            18,705    16,887    17,547
     Interest expense                                14,856    14,903    14,777
     Interest income                                 (3,804)   (2,398)   (2,428)
     Other (Note 13)                                 10,058     7,654     7,109
        Total costs and expenses                    911,286   820,141   779,460

Loss from continuing operations before income taxes,
 minority interest and extraordinary item            (2,561)   (1,458)   (2,244)
   Provision (benefit) for income taxes (Note 14)    (9,090)   (2,236)    1,289
Earnings (loss) from continuing operations before
 minority interest and extraordinary item             6,529       778    (3,533)
   Minority interest (Note 1)                         1,255     1,130       952

Earnings (loss) from continuing operations before
 extraordinary item                                   5,274      (352)   (4,485)
   Loss from discontinued operations, net of
     income taxes (Note 2)                           (1,416)  (12,479)   (8,929)
   Gain on sale of discontinued operations, net of
     income taxes (Note 2)                            1,396         -         -

Earnings (loss) before extraordinary item             5,254   (12,831)  (13,414)
   Extraordinary loss from early extinguishment
     of debt, net of income taxes (Note 5)           (2,886)        -         -

Net earnings (loss)                                 $ 2,368  $(12,831) $(13,414)

  Preferred Class C dividends not declared or
    recorded (Note 8)                                (1,915)   (1,606)   (1,347)

Common stockholders' share of earnings (loss)       $   453  $(14,437) $(14,761)

Earnings (Loss) Per Common Share (Note 16)
  Primary and fully diluted:
    Continuing operations before extraordinary item $  0.27  $  (0.29) $  (1.13)
    Discontinued operations                               -     (1.83)    (1.74)
    Extraordinary item                                (0.23)        -         -
    Common stockholders' share of earnings (loss)   $  0.04  $  (2.12) $  (2.87)

(a) Restated for the discontinuance of the Commercial Aviation business (see Note 2).

    See accompanying notes.



DynCorp and Subsidiaries
Consolidated Statements of Permanent Stockholders' Equity
For the Years Ended December 31
(Dollars in thousands)





                                                                                                    Reclassification
                                                                                                  to Temporary Equity
                                                                                                     for Redemption
                                                                                                         Value
                                                                                                     Greater than
                                                          Preferred    Common      Stock    Paid-in       Par
                                                            Stock     Stock(a)   Warrants  Surplus(a)    Value    Deficit

Balance December 31, 1992                                  $ 3,000    $   65     $15,119   $106,348  $(94,964)  $(92,011)
  Stock under Restricted Stock Plan (Note 10)                                                   (11)       11
  Treasury stock purchased (Notes 7 and 9)                                11                            1,974
  Stock issued under the Management
   Employees Stock Purchase Plan (Note 7)                                                         6       (48)
  Accrued compensation (Note 10)                                                              2,235
  Payments received on Employee Stock
   Ownership Plan (Note 12)
  Contribution of stock to Employee Stock Ownership Plan
   (Note 12)                                                              (3)                            (434)
  Stock issued in conjunction with acquisition (Note 7)                  (12)                          (2,188)
  Accrued interest on note receivable (Note 11)
  Net loss                                                                                                       (13,414)
  Adjustment of shares to fair value                                                                   (4,540)
Balance, December 31, 1993                                   3,000        61      15,119    108,578  (100,189)  (105,425)
  Stock under Restricted Stock Plan (Note 10)                                                    (9)        9
  Treasury stock purchased (Notes 7 and 9)                                20         (57)      (278)    2,627
  Stock issued under the Management Employees
    Stock Purchase Plan (Note 7)                                                                 (2)      (37)
  Warrants exercised (Note 10)                                                    (3,576)     3,797    (3,797)
  Accrued compensation (Note 10)                                                              1,222
  Contribution of stock to Employee Stock Ownership Plan                                     16,969   (16,969)
    (Note 12)
  Accrued interest on note receivable (Note 11)
  Net loss                                                                                                       (12,831)
  Adjustment of shares to fair value                                                                  (11,762)
Balance, December 31, 1994                                   3,000        81      11,486    130,277  (130,118)  (118,256)
  Stock under Restricted Stock Plan (Note 10)                                                    24       (24)
  Treasury stock purchased (Notes 7 and 9)                                78                           11,925
  Warrants exercised or canceled (Note 10)                                          (181)        22
  Contribution of stock to Employee Stock Ownership Plan
    (Note 12)                                                                                17,879   (17,879)
  Payment received on Employee Stock Ownership Plan note
    (Note 12)
  Accrued interest on note receivable (Note 11)
  Collection of note receivable (Note 11)
  Net earnings                                                                                                     2,368
  Adjustment of shares to fair value                                                                      873
Balance, December 31, 1995                                 $ 3,000    $  159     $11,305   $148,202 $(135,223) $(115,888)


(a) Restated to conform to the balance sheet presentation (see Note 1).

See accompanying notes.




DynCorp and Subsidiaries
Consolidated Statements of Permanent Stockholders' Equity
For the Years Ended December 31
(Dollars in thousands)

                                                                     Employee
                                                                      Stock     Cummings
                                                                    Ownership     Point
                                                                    Plan Loan  Industries
                                                         Treasury  and Unearned  Note
                                                           Stock   ESOP Shares Receivable

Balance December 31, 1992                                $ (6,538)  $(16,116)  $(6,410)
  Stock under Restricted Stock Plan (Note 10)
  Stock issued under the Management
  Treasury stock purchased (Notes 7 and 9)                 (1,980)
   Employees Stock Purchase Plan (Note 7)                      41
  Payments received on Employee Stock
   Ownership Plan (Note 12)                                           16,116
  Accrued compensation (Note 10)
  Contribution of stock to Employee Stock Ownership Plan
   (Note 12)                                                  437
  Stock issued in conjunction with acquisition (Note 7)     2,200
  Accrued interest on note receivable (Note 11)                                 (1,158)
  Net loss
  Adjustment of shares to fair value
Balance, December 31, 1993                                 (5,840)         -    (7,568)
  Stock under Restricted Stock Plan (Note 10)
  Treasury stock purchased (Notes 7 and 9)                 (2,690)
  Stock issued under the Management Employees
    Stock Purchase Plan (Note 7)                               32
  Warrants exercised (Note 10)                               (319)
  Accrued compensation (Note 10)
  Contribution of stock to Employee Stock Ownership Plan
    (Note 12)
  Accrued interest on note receivable (Note 11)                                 (1,375)
  Net loss
  Adjustment of shares to fair value
Balance, December 31, 1994                                 (8,817)         -    (8,943)
  Stock under Restricted Stock Plan (Note 10)
  Treasury stock purchased (Notes 7 and 9)                (12,267)
  Warrants exercised or canceled (Note 10)
  Contribution of stock to Employee Stock Ownership Plan
    (Note 12)                                                        (13,750)
  Payment received on Employee Stock Ownership Plan note
    (Note 12)                                                         13,247
  Accrued interest on note receivable (Note 11)                                   (951)
  Collection of note receivable (Note 11)                                        9,894
  Net earnings
  Adjustment of shares to fair value
Balance, December 31, 1995                               $(21,084)  $   (503)  $     -

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



    It is the Company's policy to defer labor and related costs incurred in connection with the phase-in/start-up of new contracts (after the award of the contract) when such costs are significant to the contract and are not reimbursed separately by the customer. These deferred costs are generally amortized over the original contract period and option years which are considered probable to be exercised. Phase-in/start-up costs deferred on contracts awarded after 1995 will be amortized over the original contract period only, excluding option years.



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

                                            $100,152 $ 95,482

(7)  Redeemable Common Stock



  Common stock which is redeemable has been reflected as temporary equity at the redeemable value at each balance sheet date.



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



  Redeemable common stock held by management investors includes those shares acquired by management investors pursuant to the merger in 1988, shares earned through the Restricted Stock Plan (see Note 10) and shares issued through the Management Employees Stock Purchase Plan
(the Stock Purchase Plan). The Stock Purchase Plan allowed employees in management, supervisory or senior administrative positions to purchase shares of the Company's common stock along with warrants at current fair value. The Board of Directors was responsible for establishing the fair value for purposes of the Stockholders
Agreement and the Stock Purchase Plan. The Stock Purchase Plan was discontinued in 1994. Treasury stock, which the Company acquired from terminated employees who had previously purchased shares from the Company, was issued to employees purchasing stock under the Stock Purchase Plan. Under the DynCorp Stockholders Agreement which expired on March 11, 1994, the Company was committed, upon an employee's termination of employment, to purchase common stock shares held by employees pursuant to the merger, through the Stock Purchase Plan or through the Restricted Stock Plan. If the Company's common stock becomes publicly traded, the commitment by the Company to purchase these shares is terminated. The share price at December 31, 1995 for the Restricted Stock, Management Investor and Stock Purchase shares was
$14.50 per common share and $109.64 for each share for which warrants have not been exercised (one share of common stock at $14.50 per share plus 6.6767 warrants at $14.25 per warrant). However, the Company may not purchase more than $250,000 of Management Investor
Shares or Restricted Stock shares in any fiscal year without the approval of the Class C Preferred stockholders. In 1995, in connection with the divestiture of the Commercial Aviation business
(see Note 2) and related management actions, the Company obtained the approval of the Class C Preferred shareholder to repurchase approximately 530,000 shares at a price of $14.90 per share. The repurchase of substantially all of these shares was recorded in 1995. A new stockholders agreement, adopted March 11, 1994, contains similar repurchase obligations and expires March 10, 1999. On May 10, 1995, the Board of Directors, with the consent of the Class C Preferred stockholder, approved the establishment of an Internal Market as a replacement for the resale procedures included in the DynCorp Stockholders Agreement.
The Internal Market permits eligible stockholders to sell shares of common stock on four predetermined days each year. While the Company is initiating the Internal Market in an effort to provide liquidity to stockholders, there can be no assurance that there will be sufficient liquidity to permit stockholders to resell their shares on the Internal Market. At December 31, 1995, 1,387,330, 256,196 and
21,287 shares were outstanding at fair values of $14.50, $18.10 and $109.64 per share, respectively, and at December 31, 1994, 1,664,966, 255,539 and 32,471 shares were outstanding at fair values of $14.60, $18.20 and $110.41 per share, respectively.



  Following are the changes in Redeemable Common Stock for the three years ended December 31, 1995 (in thousands):




                                                           Redeemable Common Stock
                                                                       Management
                                                      Other     ESOP   Investors    Total
Balance, December 31, 1992                           $    -  $ 67,900  $ 27,491  $ 95,391
Stock issued in conjunction with acquisition          2,200                         2,200
Treasury stock purchased                                       (1,465)     (520)   (1,985)
Stock issued under Management Employee Stock
 Repurchase Plan                                                             47        47
Contribution of stock to ESOP (Note 12)                           437                 437
Adjustment of shares to fair value                              1,873     2,667     4,540
Balance, December 31, 1993                            2,200    68,745    29,685   100,630

Treasury stock purchased                                       (2,344)     (301)   (2,645)
Stock issued under Management Employee
 Stock Purchase Plan                                                         37        37
Warrants exercised (Note 10)                                              3,944     3,944
Contribution of stock to ESOP (Note 12)                        17,100              17,100
Adjustment of shares to fair value                       88     2,837     8,837    11,762
Balance, December 31, 1994                            2,288    86,338    42,202   130,828

Treasury stock purchased                                       (2,904)   (9,336)  (12,240)
Warrants exercised (Note 10)                                                179       179
Contribution of stock to ESOP (Note 12)                        18,000              18,000
Adjustment of shares to fair value                      (13)     (953)       93      (873)
Balance, December 31, 1995                           $2,275  $100,481  $ 33,138  $135,894






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

(9)   Common Stock



  Common stock includes those shares issued to outside investors and shares issued through the Restricted Stock Plan, Management Employees Stock Purchase Plan, the ESOP and Management Investor Shares which have been purchased by the Company and are being held as treasury stock (see Note 7).



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



  The Company had a Restricted Stock Plan (the Plan) under which management and key employees could be awarded shares of common stock based on the Company's performance. The Company initially reserved
1,023,037 shares of common stock for issuance under the Plan. Under the Plan, Restricted Stock Units (Units) were granted to participants who were selected by the Compensation Committee of the Board of Directors. Each Unit entitled the participant upon achievement of the performance goals (all as defined) to receive one share of the Company's common stock. Units could not be converted into shares of common stock until the participant's interest in the Units had vested. Vesting occurred upon completion of the specified periods as set forth in the Plan. In 1994 and 1993, the Company accrued as compensation expense $1,222,000 and $2,235,000, respectively, under the Plan which was charged to cost of services and selling and corporate administrative expenses. At December 31, 1995 and December 31, 1994, 417,265 shares and 661,478 shares, respectively, were unissued and included in Redeemable Common Stock - Management Investors (see Note 7).



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

(16)  Earnings (Loss) Per Common Share



  Primary earnings or loss per share from continuing operations, before extraordinary item, is computed by dividing earnings (loss), after deducting the effect of the unpaid dividends on the Class C Preferred Stock ($1,915,000 in 1995, $1,606,000 in 1994 and $1,347,000 in 1993)
by the weighted average number of common and dilutive common equivalent shares outstanding during the period. In addition, shares earned and vested but unissued under the Restricted Stock Plan are included as outstanding common stock. For years 1994 and 1993, warrants outstanding have been excluded from the calculation of loss per share as their effect is antidilutive because of the losses incurred during the periods (see also Note 10). For years 1995, 1994 and 1993, shares which would be issued under the assumed conversion of Class C Preferred stock have been excluded from the calculation of earnings per share as their effect is antidilutive. The average number of shares used in determining primary earnings or loss per share was 12,556,347 in 1995, 6,802,012 in 1994 and 5,141,319 for
1993.



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

(21) Business Segment





     The Company has a minority investment in an unaffiliated company in Saudi Arabia. Discussions are underway regarding the sale of the Company's minority interest to one or more of the other
Saudi stockholders. In addition, the Company in 1993 established operations in Mexico. None of these foreign operations is normally material to the Company's financial position or results of operations; however, in 1995 the Company's Mexican operations incurred a loss of $4.4 million in connection with the efforts to expand and to complete a contract for the design and installation of a large security system in Mexico. These losses included such expenses as business development and marketing expenses ($1.6 million), recognition of an estimated loss at completion including currency devaluation losses for a security system contract ($2.1 million), severance costs associated with the reduction and realignment of the local workforce ($.4 million), and a reserve for closing the operation
($.3 million). The contract loss resulted primarily from labor overruns to install the security systems and the customer refusing to pay the contract price in U.S. dollars as originally agreed. These problems were discovered in the fourth quarter pursuant to management changes initiated by DynCorp Corporate office. The contract had a total contract value of $4.7 million and is estimated to be completed in the second quarter of 1996.
The Company recorded revenues of $.5 million, $2.9 million and $0 and cost of services of $2.6 million, $2.6 million and $0 during 1995, 1994 and 1993, respectively, for the contract.
Approximately $3.1 million of costs, consisting primarily of labor and costs to complete the contract ($2.1 million), severance costs ($0.3 million) and operations closeout costs ($0.7 million) were accrued at December 31, 1995, and are expected to be expended in 1996.



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

(a)  1995 Third Quarter includes:

   -   $3,300,000 reversal of income tax reserves (see Note 14)
   -   $2,656,000 loss, net of tax, on extinguishment of debt (see Note 5)

(b)1995 Fourth Quarter includes:



   - $3,688,000 accrual for losses and reserves related to the Company's Mexican operations (see Note 21)



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

                              DYNCORP

May 10, 1996                                By: D. R. Bannister
                                            D. R. Bannister
                                            President and Chief
                                            Executive Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



D. R. Bannister                 President and Director           May 10, 1996
D. R. Bannister                  (Principal Executive Officer)

P. V. Lombardi                  Executive Vice President         May 10, 1996
P. V. Lombardi                   and Director

T. E. Blanchard                 Senior Vice President            May 10, 1996
T. E. Blanchard                   Chief Financial Officer
                                  and Director

D. L. Reichardt                 Senior Vice President            May 10, 1996
D. L. Reichardt                  General Counsel and Director

G. A. Dunn                      Vice President and Controller    May 10, 1996
G. A. Dunn                       (Principal Accounting Officer)

D. C. Mecum II                  Director                         May 10, 1996
D. C. Mecum II

H. S. Winokur, Jr.              Director                         May 10, 1996
H. S. Winokur, Jr.



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

    See accompanying "Notes to Condensed Financial Statements".


                           DynCorp (Parent Company)
            SCHEDULE I - Condensed Financial Information of Registrant
                               Balance Sheets
                           (Dollars in Thousands)

                                                                  December 31,
                                                                 1995    1994(a)
Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable and current portion of
    long-term debt (Note 2)                                  $    902  $  2,636
  Accounts payable                                             24,614     9,998
  Advances on contracts in process                              1,033     2,711
  Accrued liabilities                                          80,836    62,637
  Net current liabilities of discontinued operations                -       283
  Total current liabilities                                   107,385    78,265

Long-Term Debt (Note 2)                                           662   108,502

Other Liabilities and Deferred Credits                         15,524    14,706

Contingencies and Litigation                                        -         -


Temporary Equity:
  Redeemable Common Stock, at Redemption Value -
     ESOP                                                     100,481    86,338
     Management Investors                                      33,138    42,202
     Other                                                      2,275     2,288

Permanent Stockholders' Equity:

  Preferred Stock, Class C                                      3,000     3,000

  Common Stock                                                    159        81

  Common Stock Warrants                                        11,305    11,486

  Paid-in Surplus                                             148,202   130,277

  Adjustment for redemption value greater than par value     (135,223) (130,118)



  Deficit                                                    (115,888) (118,256)

  Common Stock Held in Treasury                               (21,084)   (8,817)

  Unearned ESOP Shares                                           (503)        -

  Cummings Point Industries Note Receivable                         -    (8,943)

    Total Liabilities and Stockholders' Equity               $149,433  $211,011


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
