Form 10-Q
period 1996-03-28
DYNCORP
filed 1996-05-13
CIK 30770

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

      (Mark One)
      (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended                  March 28, 1996

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,011,716 shares of common stock having a par value of $0.10 per share were outstanding at March 28, 1996.


                                    DYNCORP

                                     INDEX

  PART I.  FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets -
         March 28, 1996 and December 31, 1995

     Consolidated Condensed Statements of Operations -
         Three Months Ended March 28, 1996 and March 30, 1995

     Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 28, 1996 and March 30, 1995

     Consolidated Statement of Permanent Stockholders' Equity

     Notes to Consolidated Condensed Financial Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations

  PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

     Exhibit 11 - Computations of Earnings Per Common Share


                            PART I. FINANCIAL INFORMATION

                               DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                         MARCH 28, 1996 AND DECEMBER 31, 1995
                                (Dollars in Thousands)

                                                        March 28,
                                                          1996      December 31,
Assets                                                 Unaudited        1995
Current Assets:
 Cash and short-term investments                       $  1,986        $ 31,151
 Accounts receivable and contracts in process (Note 3)  182,704         179,706
 Inventories of purchased products and supplies,
  at lower of cost (first-in, first-out) or market        1,198           1,383
 Other current assets                                     8,941           8,095
   Total current assets                                 194,829         220,335

Property and Equipment (net of accumulated
 depreciation and amortization of $23,762 in
  1996 and $22,600 in 1995)                              19,414          19,028

Intangible Assets (net of accumulated amortization
   of $40,121 in 1996 and $39,598 in 1995)               50,165          50,689

Other Assets (Notes 3 and 9)                             84,473          85,438

Total Assets                                           $348,881        $375,490

See accompanying notes to consolidated condensed financial statements.


                               DYNCORP AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                         MARCH 28,1996 AND DECEMBER 31,1995
                                (Dollars in Thousands)

                                                       March 28,
                                                          1996      December 31,
                                                       Unaudited        1995
Liabilities and Stockholders' Equity
Current Liabilities:
 Notes payable and current portion of long-term debt  $   1,068        $  1,260
 Accounts payable                                        33,027          38,007
 Advances on contracts in process                         2,119           4,814
 Accrued liabilities                                     91,562         111,526
   Total current liabilities                            127,776         155,607

 Long-Term Debt                                         103,952         104,112

Other Liabilities and Deferred Credits (Note 9)          91,546          89,909

Contingencies and Litigation (Note 9)                         -               -

Temporary Equity (Note 4):
 Redeemable Common Stock
  ESOP Shares, 3,529,562 shares issued at $18.90
  and 2,516,479 at $15.00 in 1996 and 3,535,192
  at $18.10 and 2,516,802 at $14.50 in 1995,
  subject to restrictions                               104,456         100,481
 Management Investors, 20,334 shares issued at $113.48,
  202,399 at $18.90, and 1,674,526 at $15.00 in 1996
  and 21,287 at $109.64, 256,196 at $18.10 and 1,804,595
  at $14.50 in 1995, subject to restrictions             31,251          33,138
 Other, 125,714 shares issued at $18.90 and $18.10 in
  1996 and 1995, respectively                             2,376           2,275

Permanent Stockholders' Equity:
 Preferred Stock, Class C 18% cumulative, convertible,
  $24.25 liquidation value (liquidation value including
  unrecorded dividends of $12,397 in 1996 and $11,863
  in 1995), 123,711 shares authorized, issued and
  outstanding (Note 2)                                    3,000           3,000
 Common Stock, par value ten cents per share, authorized
  20,000,000 shares; issued 1,799,001 shares in 1996
  and 1,588,587 shares in 1995                              180             159
 Common Stock Warrants                                   11,289          11,305
 Paid-in Surplus                                        148,104         148,202
 Reclassification to temporary equity for redemption
  value greater than par value (Note 4)                (137,165)       (135,223)
 Deficit                                               (113,647)       (115,888)
 Common Stock Held in Treasury, at cost; 1,445,923 shares
  and 173,988 warrants in 1996 and 1,235,509 shares and
  173,988 warrants in 1995                              (24,237)        (21,084)
 Unearned ESOP Shares                                         -            (503)

Total Liabilities and Stockholders' Equity             $348,881        $375,490

See accompanying notes to consolidated condensed financial statements.


                               DYNCORP AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Dollars in Thousands Except Per Share Amounts)

                                       UNAUDITED

                                                         Three Months Ended
                                                      March 28,       March 30,
                                                        1996           1995(a)
Revenues:
 Information and Engineering Technology               $  71,012       $ 60,594
 Aerospace Technology                                    85,530         76,112
 Enterprise Management                                   85,184         74,930
  Total revenue                                         241,726        211,636
Costs and expenses:
 Cost of services                                       231,139         203,822
 Selling and corporate administrative                     4,460           4,340
 Interest income                                           (614)           (836)
 Interest expense                                         2,580           4,477
 Other                                                      424             634
  Total cost and expenses                               237,989         212,437
Earnings (loss) from continuing operations before
 income taxes, minority interest and extraordinary item   3,737            (801)
   Provision (benefit) for income taxes (Note 5)          1,200             (28)

Earnings (loss) from continuing operations before
 minority interest and extraordinary item                 2,537            (773)
   Minority interest                                        296             302

Earnings (loss) from continuing operations before
 extraordinary item                                       2,241          (1,075)
   Loss from discontinued operations, net of tax
    benefit of $119                                           -             347

Earnings (loss) before extraordinary item                 2,241          (1,422)
 Extraordinary loss from early extinguishment of debt,
   net of tax benefit of $89                                  -             127

Net earnings (loss)                                   $   2,241       $  (1,549)

 Preferred Class C dividends not declared or
  recorded (Note 2)                                        (534)           (448)

Common stockholders' share of earnings (loss)         $   1,707       $  (1,997)

Weighted average number of common shares outstanding and dilutive common stock equivalents (Note 6):

      Primary and fully diluted                      12,231,005       8,083,896

Earnings (loss) per common share - primary and fully diluted:
   Continuing operations before extraordinary item    $    0.14       $   (0.19)
   Discontinued operations                                    -           (0.04)
   Extraordinary item                                         -           (0.02)
   Common stockholders' share of earnings (loss)      $    0.14       $   (0.25)

(a) Restated for discontinued operations.

See accompanying notes to consolidated condensed financial statements.


                                  DYNCORP AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                          Unaudited
                                                             Three Months Ended
                                                           March 28,   March 30,
                                                             1996         1995
Cash Flows from Operating Activities:
 Net earnings (loss)                                        $ 2,241     $(1,549)
  Adjustments to reconcile net loss from operations
   to net cash provided (used):
    Depreciation and amortization                             2,145       2,538
    Accrued interest on Junior Subordinated Debentur              -       1,580
    Loss from discontinued operations                             -         347
    Payment of income taxes on gain on sale of
     discontinued operations                                (13,990)          -
    Loss on repurchase of debentures                              -         216
    Other                                                      (485)       (267)
    Changes in current assets and liabilities,
     net of acquisitions:
      (Increase) decrease in current assets except
        cash, short-term investments and notes
        receivable                                           (3,659)      6,345
       Increase (decrease) in current liabilities
        except notes payable and current portion of
        long-term debt                                      (11,801)    (11,839)
       Cash used by continuing operations                   (25,549)     (2,629)
       Cash provided by discontinued operations                   -       3,026
       Cash (used) provided by operating activities         (25,549)        397

Cash Flows from Investing Activities:
 Sale of property and equipment                                   1      16,337
 Purchase of property and equipment                          (1,502)       (741)
 Decrease (increase) in cash on deposit for letters of credit 2,070        (100)
 Investment activities of discontinued operations                 -      21,367
 Other                                                          (14)        (14)
       Cash provided by investing activities                    555      36,849

Cash Flows from Financing Activities:
 Treasury stock purchased                                    (3,153)     (1,135)
 Payment on indebtedness                                       (313)    (19,164)
 Stock released to Employee Stock Ownership Plan (Note 7)       503       4,250
 Repurchase of debentures                                         -      (3,422)
 Deferred financing expenses (Note 8)                        (1,209)          -
 Financing activities of discontinued operations                  -        (902)
 Other                                                            1          89
       Cash used from financing activities                   (4,171)    (20,284)

Net Increase (Decrease) in Cash and Short-term Investments  (29,165)     16,962
Cash and Short-term Investments at Beginning of the Period   31,151       7,738
Cash and Short-term Investments at End of the Period        $ 1,986     $24,700

Supplemental Cash Flow Information:
  Cash paid for income taxes                                $14,040     $    73
  Cash paid for interest                                    $ 2,106     $ 2,861

See accompanying notes to consolidated condensed financial statements.



DynCorp and Subsidiaries
Consolidated Statements of Permanent Stockholders' Equity
(Dollars in thousands)

                                                           UNAUDITED
                                                                           Adjustment
                                                                              for
                                                                           Redemption
                                                                         Value  Greater                         Unearned
                             Preferred     Common     Stock    Paid-in       than                  Treasury       ESOP
                               Stock       Stock    Warrants   Surplus     Par Value    Deficit      Stock       Shares
Balance, December 31, 1995    $ 3,000     $  159    $11,305   $148,202    $(135,223)  $(115,888) $ (21,084)    $ (503)
  Stock issued under
     Restricted Stock Plan                                         (98)          98
  Treasury stock purchases                    21                              3,220                 (3,153)
  Warrants exercised                                    (16)
  Payment received on ESOP note                                                                                   503
  Net earnings                                                                            2,241
  Adjustment of shares
    to fair value                                                            (5,260)
Balance, March 28, 1996       $ 3,000     $  180    $11,289   $148,104    $(137,165)  $(113,647) $ (24,237)    $    -


                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED

1. The unaudited consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. At March 28, 1996, $9,397,000 of Class C Preferred Stock cumulative dividends have not been accrued or paid.

3. At March 28, 1996, $107,410,000 of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes, Series 1992-1.

    Additionally, $3,000,000 of cash is restricted as collateral for the Notes and $4,174,000 is restricted as collateral for letters of credit required for certain contracts, most with terms of from three to five years. This restricted cash has been included in Other Assets on the balance sheet at March 28, 1996.

    Accounts receivable are net of an allowance for doubtful accounts of $8,800 in 1996 and 1995.

4. The following are the changes in Redeemable Common Stock for the three months ended March 28, 1996:

                                        Redeemable Common Stock (in thousands)
                                                          Management
                                          Other    ESOP   Investors    Total
    Balance at December 31, 1995        $ 2,275  $100,481  $33,138   $135,894
    Treasury stock purchased                         (107)  (2,964)    (3,071)
    Adjustment of shares to
      fair value                            101     4,082    1,077      5,260
    Balance at March 28, 1996            $2,376  $104,456  $31,251   $138,083

5. The first quarter tax provision is based on an estimated annual effective tax rate, excluding expenses not deductible for tax. The 1995 tax benefit represents the federal tax benefit for operating losses, less the federal tax provision of a majority owned subsidiary required to file a separate return.

6. The weighted average number of common shares outstanding includes issued shares or shares issuable under the Restricted Stock Plan, less shares held in treasury and any unallocated ESOP shares. For the three months ended March 28, 1996, approximately 4,074,000 unexercised warrants and 2,400 stock options have been included as share equivalents using the treasury stock method. The warrants and options are antidilutive in the March 30, 1995 calculation of loss per share and are thus excluded from the weighted average shares outstanding.

7. In March 1996, the Company contributed $3,600,000 in cash to the Employee Stock Ownership Plan (the ESOP). Upon approval by the SEC, the ESOP is expected to use the cash contributed to purchase shares of the Company's common stock through the internal market (see Note 10). It is not the Company's intention to issue new shares to satisfy the first quarter stock contribution to the ESOP.

    Additionally, in the first quarter of 1996, the ESOP paid the balance of the note outstanding at December 31, 1995, plus accrued interest. Upon payment of the note, 33,764 shares of common stock were allocated to the participants' accounts.

8. In March 1996, the Company amended and restated its existing $20,000,000 line of credit with Citicorp North America, Inc. to provide for a $50,000,000 revolving credit facility which will provide funds for acquisitions, working capital and capital expenditures. The facility matures in four years, with no payments required until the end of the second year. The credit agreement contains the customary restrictive covenants for such a loan; management does not believe that any of the covenants will be unduly restrictive.

    At March 28, 1996, the Company had incurred $1,209,000 of deferred debt expense related to the amended credit facility, which will be amortized over four years.

9. The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain personal injury, tax, environmental and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny, liability, and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers. The amount of possible damages currently claimed by the various plaintiffs for these items, a portion of which is expected to be covered by insurance, aggregate approximately $120,000,000 (including compensatory and possible punitive damages and penalties). This amount includes estimates for claims which have been filed without specified dollar amounts or for amounts which are in excess of recoveries customarily associated with the stated causes of action; it does not include any estimate for claims which may have been incurred but which have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries. These issues are described in the Company's latest report on Form 10-K/A.

    The Company has recorded its best estimate of the aggregate liability that will result from these matters. While it is not possible to predict with certainty the outcome of litigation, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial position or liquidity of the Company over the long-term. However, it is possible that the timing of the resolution of individual issues could result in a significant impact on the operating results and/or liquidity for an individual future reporting period.

    The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. In addition, the Company is occasionally the subject of investigations by the Department of Justice and other investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at March 28, 1996 that will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

10. The Company has filed a Form S-1 with the SEC to register shares of common stock, a majority of which had been previously issued. Of the 11,969,000 shares being registered, 2,450,000 are intended to be used for employee benefit, bonus and stock purchase plans and 9,519,000 may be traded by current shareholders and/or the Company in an internal market which the Company intends to establish during 1996. The registration statement became effective May 10, 1996.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the 1995 Form 10-K/A, filed on May 10,1996.

Working capital at March 28, 1996 was $67.1 million compared to $64.7 million at December 31, 1995, an increase of $2.4 million. The decrease in both current liabilities and cash are due primarily to the repurchase of common shares during the first quarter and payment in March, 1996, of federal and state income taxes resulting from the gain on the sale of the Commercial Aviation business, which was divested in 1995.

At March 28, 1996, $107.4 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes.

Funds of $1.0 million were generated from investing activities during the first quarter of 1996. Cash utilized to purchase property and equipment was offset by reduced cash balances required on deposit for various letters of credit.

Financing activities used funds of $4.2 million, principally for the purchase of treasury stock and expenses related to securing the Citicorp North America, Inc. line of credit.

Cash used by continuing operations was $25.5 million in the first quarter of 1996 as compared to $2.6 million in the first quarter 1995. The 1996 net change in current assets and liabilities resulted in a use of cash of $15.5 million compared to $5.5 million in 1995. Excluding the effects of the changes in current assets and liabilities and the payment of taxes related to the gain on the sale of discontinued operations, operations produced cash flow of $3.9 million in 1996 compared to $2.9 million in 1995.

At March 28, 1996, backlog (including option years on government contracts) was $2.838 billion compared to $2.887 billion at December 31, 1995.

Results of Operations

Revenues for the first quarter of 1996 were $241.7 million, up $30.1 million from $211.6 million in the first quarter of 1995. Increases attributable to new contract awards during 1995 and growth on existing contracts were partially offset by contract losses and contract phase-outs.

Cost of Services was 95.6% of revenue for the first quarter of 1996 compared to 96.3% for the comparable period in 1995, resulting in gross margins of $10.6 million (4.4%) and $7.8 million (3.7%), respectively. The increase in gross margin was attributable to both improved margins on existing contracts and the incremental increase due to new contract awards.

Interest income in the first quarter of 1996 was less than the comparable period in 1995 principally due to the cessation of interest accruals on the 17% Cummings Point Industries, Inc. note receivable which was paid in full in August 1995.

Interest expense was $2.6 million in the first quarter 1996, down $1.9 million from the comparable period in 1995. The decrease is due to the retirement in 1995 of all the 16% Junior Subordinated debentures as well as the sale and leaseback of the Company's headquarters in February 1995, eliminating the mortgage and associated interest expense.

Other expense consists of the following major items (in thousands):

                                                 Three Months Ended
                                              March 28,       March 30,
                                                 1996            1995
    Amortization of costs in excess
      of net assets acquired                   $ 377            $ 456
    Provision for nonrecovery of
      receivables                                106                -
    Equity in unconsolidated subsidiaries       (142)              (1)
    Miscellaneous                                 83              179
                                               $ 424            $ 634


The first quarter 1996 tax provision is based on an estimated annual effective tax rate, excluding expenses not deductible for tax. The 1995 tax benefit represents the federal tax benefit for operating losses, less the federal tax provision of a majority owned subsidiary required to file a separate return.


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

  This item is incorporated herein by reference to Note 9 to the Consolidated Condensed Financial Statements included elsewhere in this quarterly Report on Form 10-Q.

ITEM 5.  Other Information

  Possible Sale or Merger of the Company - The Company has engaged Bear Stearns & Co. Inc., an investment banking firm, to analyze the Company and its businesses with a view to determining the potential value of the Company to a third-party purchaser. Under the engagement, the Board of Directors has the option to authorize Bear Stearns to discuss the possible acquisition of the Company or portion of the Company with third-party potential buyers. It is possible that the Board of Directors will authorize such discussions, although no specific buyer or proposal has been identified to or by the Company.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit 11 - Computations of Earnings Per Common Share

(b)  Reports on Form 8-K

  The Company amended the Forms 8-K filed in July and September, 1995 to report the final purchase price and the net gain on the sale of the Commercial Aviation business.

                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DYNCORP

Date:  May 13, 1996                       T. E. Blanchard
                                          T. E. Blanchard
                                          Senior Vice President
                                          and Chief Financial Officer

Date:  May 13, 1996                       G. A. Dunn
                                          G. A. Dunn
                                          Vice President and Controller




                                  EXHIBIT 11

                            DYNCORP AND SUBSIDIARIES
                   COMPUTATIONS OF EARNINGS PER COMMON SHARE
                (Dollars in Thousands Except Per Share Amounts)


                                                         March 28,     March 30,
     PRIMARY AND FULLY DILUTED                              1996          1995
Earnings:
  Earnings (loss) from continuing operations
    before extraordinary item                           $   2,241    $   (1,075)
  Discontinued operations                                       -          (347)
  Extraordinary item                                            -          (127)
  Net earnings (loss)                                       2,241        (1,549)
  Preferred stock Class C dividends not accrued
    or paid                                                  (534)         (448)
  Common stockholders' share of earnings (loss)         $   1,707    $   (1,997)

Shares:
  Weighted average common shares outstanding            8,154,327     8,083,896
  Common stock issuable upon exercise of warrants       4,074,291             -
  Common stock issuable upon exercise of stock options      2,387             -
                                                       12,231,005     8,083,896
Earnings (loss) from continuing operations
  before extraordinary item                             $    0.14    $    (0.19)
Discontinued operations                                         -         (0.04)
Extraordinary item                                              -         (0.02)
Common stockholders' share of earnings (loss)           $    0.14    $    (0.25)