Form 10-Q
period 1996-06-27
DYNCORP
filed 1996-08-12
CIK 30770

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended              June 27, 1996


                                       OR

 ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to


          Commission file number                           1-3879

                                   DynCorp
             (Exact name of registrant as specified in its charter)


                     Delaware                            36-2408747
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

        2000 Edmund Halley Drive, Reston, VA              20191-3436
      (Address of principal executive offices)            (Zip Code)

                                (703) 264-0330
              (Registrant's telephone number, including area code)

        2000 Edmund Halley Drive, Reston, VA              22091-3436
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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,035,135 shares of common stock having a par value of $0.10 per share were outstanding at June 27, 1996.


                                     DYNCORP

                                      INDEX


 PART I.  FINANCIAL INFORMATION

      Consolidated Condensed Balance Sheets -
          June 27, 1996 and December 31, 1995

      Consolidated Condensed Statements of Operations -
          Three and Six Months Ended June 27, 1996 and June 29, 1995

      Consolidated Condensed Statements of Cash Flows -
          Six Months Ended June 27, 1996 and June 29, 1995

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

      Item 4.  Results of Votes of Security Holders

      Item 6.  Exhibits and Reports on Form 8-K

      Signatures

      Exhibit 11 - Computations of Earnings Per Common Share


                            PART I. FINANCIAL INFORMATION

                               DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                          JUNE 27, 1996 AND DECEMBER 31, 1995
                                (Dollars in Thousands)

                                                          June 27,
                                                           1996     December 31,
                                                         Unaudited      1995
Assets
Current Assets:
   Cash and short-term investments                        $  5,689     $ 31,151
   Accounts receivable and contracts in process (Note 3)   187,131      179,706
   Inventories of purchased products and supplies,
      at lower of cost (first-in, first-out) or market       1,111        1,383
   Other current assets                                      8,536        8,095
      Total current assets                                 202,467      220,335

Property and Equipment (net of accumulated depreciation
   and amortization of $24,871 in 1996 and $22,600
   in 1995)                                                 19,608       19,028

Intangible Assets (net of accumulated amortization
   of $40,645 in 1996 and $39,598 in 1995) (Note 4)         51,144       50,689

Other Assets (Notes 3 and 11)                               84,429       85,438

Total Assets                                              $357,648     $375,490

See accompanying notes to consolidated condensed financial statements.


                               DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                          JUNE 27, 1996 AND DECEMBER 31, 1995
                   (Dollars in Thousands Except Per Share Amounts)


                                                           June 27,
                                                            1996    December 31,
                                                          Unaudited     1995
Liabilities and Stockholders' Equity
Current Liabilities:
   Notes payable and current portion of long-term
      debt (Note 10)                                      $  5,932     $  1,260
   Accounts payable                                         29,503       38,007
   Advances on contracts in process                          2,560        4,814
   Accrued liabilities                                      97,269      111,526
      Total current liabilities                            135,264      155,607

Long-Term Debt                                             103,815      104,112

Other Liabilities and Deferred Credits (Note 11)            89,764       89,909

Contingencies and Litigation (Note 11)                           -            -

Temporary Equity:
   Redeemable Common Stock -
     ESOP Shares, 3,520,034 shares issued at $20.85
       and 2,611,779 at $16.75 in 1996 and 3,535,192
       at $18.10 and 2,516,802 at $14.50 in 1995,
       subject to restrictions                             117,140      100,481
     Management Investors, 21,287 shares issued at $109.64,
      256,196 at $18.10 and 1,804,595 at $14.50 in 1995,
      subject to restrictions (Note 5)                           -       33,138
     Other, 125,714 shares issued at $20.85 and $18.10 in
       1996 and 1995, respectively                           2,621        2,275

Permanent Stockholders' Equity:
   Preferred Stock, Class C 18% cumulative, convertible,
     $24.25 liquidation value (liquidation value including
     unrecorded dividends is $12,955 in 1996 and $11,863
     in 1995), 123,711 shares authorized, issued and
     outstanding (Note 2)                                    3,000        3,000
   Common Stock, par value ten cents per share, authorized
     20,000,000 shares; issued 3,297,380 shares in 1996
     and 1,588,587 shares in 1995 (Note 5)                     330          159
   Common Stock Warrants                                    11,242       11,305
   Paid-in Surplus                                         148,200      148,202
   Reclassification to temporary equity for redemption
     value greater than par value (Note 5)                (119,135)    (135,223)
   Deficit                                                (109,229)    (115,888)
   Common Stock Held in Treasury, at cost; 1,519,802 shares
     and 173,988 warrants in 1996 and 1,235,509 shares and
     173,988 warrants in 1995                              (25,364)     (21,084)
   Unearned ESOP Shares                                          -         (503)

Total Liabilities and Stockholders' Equity                $357,648     $375,490

See accompanying notes to consolidated condensed financial statements.

                               DYNCORP AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands Except Per Share Amounts)

                                       UNAUDITED
                                                    Three Months Ended       Six Months Ended
                                                   June 27,     June 29,    June 27,    June 29,
                                                     1996         1995        1996        1995
Revenues:
   Information and Engineering Technology         $ 66,488     $ 70,269    $137,502    $130,863
   Aerospace Technology                             93,850       75,519     179,378     151,630
   Enterprise Management                            89,292       64,152     174,476     139,083
      Total revenues                               249,630      209,940     491,356     421,576

Costs and expenses:
   Cost of services                                236,023      200,124     467,162     403,945
   Selling and corporate administrative              4,352        4,968       8,812       9,308
   Interest income                                    (362)      (1,077)       (976)     (1,913)
   Interest expense                                  2,516        4,041       5,096       8,518
   Other                                               209          362         633         997
      Total costs and expenses                     242,738      208,418     480,727     420,855

Earnings from continuing operations before income
  taxes, minority interest and extraordinary item    6,892        1,522      10,629         721
   Provision for income taxes (Note 6)               3,013          573       4,213         545
Earnings from continuing operations before minority
  interest and extraordinary item                    3,879          949       6,416         176
   Minority interest                                   326          355         622         657

Earnings (loss) from continuing operations before
 extraordinary item                                  3,553          594       5,794        (481)
   Earnings (loss) from discontinued operations,
     net of income taxes (Note 7)                      865           80         865        (267)

Earnings (loss) before extraordinary item            4,418          674       6,659        (748)
   Extraordinary loss from early extinguishment of
     debt, net of tax benefit of $89                     -            -           -        (127)
Net earnings (loss)                               $  4,418     $    674    $  6,659    $   (875)

   Preferred Class C dividends not declared or
     recorded (Note 2)                                (558)        (468)     (1,092)       (915)

Common stockholders' share of earnings (loss)     $  3,860     $    206    $  5,567    $ (1,790)

Weighted average number of common shares outstanding and dilutive common stock equivalents (Note 8):

      Primary and fully diluted                 11,676,927   11,750,803  11,740,392   8,246,421

Earnings (loss) per common share - primary and fully diluted:
   Continuing operations before extraordinary item$   0.26     $   0.01    $   0.40    $  (0.17)
   Discontinued operations                            0.07         0.01        0.07       (0.03)
   Extraordinary item                                    -            -           -       (0.02)
   Common stockholders' share of earnings (loss)  $   0.33     $   0.02    $   0.47    $  (0.22)

See accompanying notes to consolidated condensed financial statements.



                                DYNCORP AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Dollars in Thousands)
                                        Unaudited
                                                              Six Months Ended
                                                            June 27,    June 29,
                                                              1996        1995
Cash Flows from Operating Activities:
 Net earnings (loss)                                       $  6,659    $   (875)
  Adjustments to reconcile net loss from operations
   to net cash provided (used):
    Depreciation and amortization                             4,079       5,427
    (Gain) loss from discontinued operations                   (865)        267
    Payment of income taxes on gain on sale of discontinued
     operations                                             (13,990)          -
    Loss on repurchase of debentures                              -         216
    Other                                                      (469)       (721)
    Changes in current assets and liabilities, net of acquisitions:
     (Increase) decrease in current assets except
      cash, short-term investments and notes receivable      (6,389)     12,761
     Increase (decrease) in current liabilities except notes
       payable and current portion of long-term debt        (11,561)    (12,264)

     Cash (used) provided by continuing operations          (22,536)      4,811
     Cash used by discontinued operations                         -      (1,028)
      Cash (used) provided by operating activities          (22,536)      3,783

Cash Flows from Investing Activities:
 Sale of property and equipment                                 360      16,003
 Purchase of property and equipment                          (2,908)     (1,889)
 Assets and liabilities of acquired business (excluding
  cash acquired) (Note 4)                                    (1,805)          -
 Decrease (increase) in cash on deposit for letters of
  credit                                                      2,584      (2,353)
 (Increase) decrease in investment in unconsolidated
  subsidiaries                                                 (300)         56
 Investment activities of discontinued operations                 -      17,726
 Other                                                         (189)       (324)
      Cash (used) provided by investing activities           (2,258)     29,219

Cash Flows from Financing Activities:
 Treasury stock purchased                                    (4,271)     (1,499)
 Payment on indebtedness                                       (625)    (19,780)
 Stock released to Employee Stock Ownership Plan (Note 9)       503       8,500
 Repurchase of debentures                                         -      (3,422)
 Borrowings under line of credit (Note 10)                    5,000           -
 Deferred financing expenses (Note 10)                       (1,281)          -
 Financing activities of discontinued operations                  -        (919)
 Other                                                            6         (29)
      Cash used from financing activities                      (668)    (17,149)

Net Increase (Decrease) in Cash and Short-term Investments  (25,462)     15,853
Cash and Short-term Investments at Beginning of the Period   31,151       7,738
Cash and Short-term Investments at End of the Period       $  5,689    $ 23,591

Supplemental Cash Flow Information:
  Cash paid for income taxes                               $ 16,981    $  1,497
  Cash paid for interest                                   $  4,810    $  7,611

See accompanying notes to consolidated condensed financial statements.

                                                  DYNCORP AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF PERMANENT STOCKHOLDERS' EQUITY
                                                   (Dollars in thousands)

                                                           UNAUDITED
                                                                      Reclassification
                                                                       to Temporary
                                                                          Equity for
                                                                          Redemption
                                                   Common               Value Greater                          Unearned
                            Preferred     Common    Stock     Paid-in       than                  Treasury       ESOP
                              Stock        Stock   Warrants   Surplus     Par Value     Deficit     Stock       Shares
Balance, December 31, 1995    $ 3,000     $  159    $11,305   $148,202    $(135,223)  $(115,888)  $(21,084)    $ (503)
  Stock issued under
     Restricted Stock Plan
     and accrued compensation                                       39          (39)
  Treasury stock purchases                    28                  (107)       4,244                 (4,280)
  Warrants exercised                                    (63)        66
  Payment received on ESOP note                                                                                   503
  Net earnings                                                                            6,659
  Reclassification to
     Permanent Equity (Note 5)               143                             28,814
  Adjustment of shares
    to fair value                                                           (16,931)
Balance, June 27, 1996        $ 3,000    $   330    $11,242   $148,200    $(119,135)  $(109,229)  $(25,364)    $    -


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

2. At June 27, 1996, $9,955,000 of Class C Preferred Stock cumulative dividends have not been declared or recorded.

3. At June 27, 1996, $126,076,000 of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes, Series 1992-1.

    Additionally, $3,000,000 of cash is restricted as collateral for the Notes and $3,660,000 is restricted as collateral for letters of credit required for certain contracts, most with terms of from three to five years. This restricted cash has been included in Other Assets on the balance sheet at June 27, 1996.

    Accounts receivable are net of an allowance for doubtful accounts of $8,800 in 1996 and 1995.

4. On June 24, 1996, the Company acquired all the outstanding stock of Data Management Design, Inc. (DMDI) for $2,400,000. DMDI provides automated workflow and image processing solutions to federal agencies and the private sector. The acquisition has been accounted for as a purchase and $1,500,000 of goodwill, which will be amortized over 15 years, has been recorded based on the initial allocation of the purchase price.

5. In May, 1996, the Securities and Exchange Commission approved the registration of approximately 11,969,000 shares of the Company's common stock (most of which had been previously issued) for trading on an internal market and contribution to various employee benefit plans. Trading on the internal market commenced in June, 1996. Under the terms of the Stockholders' Agreement, upon the establishment of an internal market, the Company's obligation to repurchase any outstanding management or restricted stock shares ceases. Therefore, the management investor shares have been reclassified from Temporary Equity (at the redemption value) to Permanent Equity (at par value) as of June 27, 1996.

6. The provision for income taxes for the quarter and first half of 1996 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. The provision for the second quarter and first half of 1995 was computed on the same basis.

    The income tax provision or benefit for the items shown net of tax (i.e., discontinued operations and extraordinary item) is calculated in the same manner as that of continuing operations.

7. During 1995, the Company sold all its subsidiaries engaged in commercial aircraft maintenance and ground handling activities, i.e., the Commercial Aviation Business. At December 31, 1995, certain contingencies existed regarding the final sales prices of the maintenance business and the ground handling business. During the first half of 1996, the Company recorded a gain of $1,442,000, net of income taxes of $577,000, related to the resolution of some of these outstanding issues as well as the adjustment of other estimated reserves recorded at disposition.

8. The weighted average number of common shares outstanding includes issued shares or shares issuable under the Restricted Stock Plan, less shares held in treasury and any unallocated ESOP shares. Unexercised warrants and stock options have been included as share equivalents using the treasury stock method for those periods in which the Company reported net earnings; however, they have been excluded from the computation of loss per share in those periods in which the Company reported losses, as their inclusion would be antidilutive.

9. During the six months ended June 27,1996, the Company contributed $6,950,000 in cash to the Employee Stock Ownership Plan (the ESOP). The ESOP has thus far expended $1,441,000 of the aforementioned contribution to purchase approximately 96,000 shares of the Company's common stock through the newly established internal market (see Note 5) and to acquire shares put for redemption by retired and terminated participants. It is the Company's intention for the ESOP to completely satisfy its future stock purchase requirements by way of the internal market and shares put by retired and terminated participants and not through the issue of new shares by the Company.

    Additionally, in March, 1996, the ESOP paid the balance of the note outstanding at December 31, 1995, plus accrued interest. Upon payment of the note, 33,764 shares of common stock were released to the ESOP.

10. In March 1996, the Company amended and restated its existing $20,000,000 line of credit with Citicorp North America, Inc. to provide for a $50,000,000 revolving credit facility which will provide funds for acquisitions, working capital and capital expenditures. The facility matures in four years, with no payments required until the end of the second year. The credit agreement contains the customary restrictive covenants for such a loan; management does not believe that any of the covenants will be unduly restrictive. As of June 27, 1996, the Company had incurred $1,281,000 of deferred debt expense related to the amended credit facility, which will be amortized over four years.

    At June 27, 1996, $5,000,000 of this credit facility had been utilized and is included in current notes payable on the balance sheet.

11. The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain personal injury, tax, environmental and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny liability, and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers. The amount of possible damages currently claimed by the various plaintiffs for these items, a portion of which is expected to be covered by insurance, aggregates approximately $112,000,000 (including compensatory and possible punitive damages and penalties). This amount includes estimates for claims which have been filed without specified dollar amounts or for amounts which are in excess of recoveries customarily associated with the stated causes of action; it does not include any estimate for claims which may have been incurred but which have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries. These issues are described in the Company's latest report on Form 10-K/A. In management's opinion, there has been no material changes on the status of these issues since December 31, 1995.

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

    The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. In addition, the Company is occasionally the subject of investigations by the Department of Justice and other investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at June 27, 1996 that will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the 1995 Form 10-K/A filed on May 10, 1996.

Working capital at June 27, 1996 was $67.2 million compared to $64.7 million at December 31, 1995, an increase of $2.5 million.

At June 27, 1996, $126.1 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes.

At June 27, 1996, the Company had $45 million available under its revolving credit facility of $50 million.

Cash used by continuing operations was $22.5 million in the first half of 1996 as compared to cash provided of $4.8 million in the first half of 1995. Excluding the payment of federal and state income taxes related to the gain on the sale of discontinued operations, operations used cash of $8.5 million in 1996 compared to providing cash of $3.8 million in 1995. This decrease was caused primarily by increased revenues which required additional working capital and payments for stock repurchases that were accrued at December 31, 1995.

Cash used by investing activities was $2.3 million in the first half of 1996 as compared to cash provided of $29.2 million in 1995. In 1996, the acquisition of a business and the purchase of property and equipment amounted to $4.7 million which was partially offset by a decrease in the amount of cash required to be on deposit for letters of credit. The $29.2 million of cash provided in 1995 was principally due to the sale/leaseback of the Corporate headquarters building and the refinancing of equipment associated with discontinued operations.

Financing activities used cash of $.7 million in the first half of 1996 compared to $17.1 million in the comparable period of 1995. In 1996, borrowings under the revolving credit facility of $5 million was more than offset by the repurchase of common stock and the cost of financing expenses in connection with amending the revolving credit facility. The $17.1 million of cash used in 1995 was principally for the payment of debt and repurchase of the Company's 16% Junior Subordinated Debentures.

At June 27, 1996, backlog (including option years on government contracts) was $2.808 billion compared to $2.887 billion at December 31, 1995.

Results of Operations

Revenues for the second quarter and first half of 1996 were $249.6 million and $491.4 million, up $39.7 million and $69.8 million over comparable periods in 1995. Information and Engineering Technology's (I&ET) 1996 second quarter revenues were down $3.8 million while first half revenues were up $6.6 million. Aerospace Technology's (AT) 1996 second quarter and first half revenues were up $18.3 million and $27.7 million, respectively, and Enterprise Management's (EM) revenues were up $25.1 million and $35.4 million for the 1996 second quarter and first half, respectively. In I&ET, new contract awards were generally offset by decreased level of effort and loss or completion of other contracts and during the second quarter of 1996 a large contract with the Postal Department was completed and not recompeted or otherwise replaced which also contributed to the decrease in revenue in the second quarter. However, several new government contracts were awarded to I&ET that contain significant Indefinite Quantity (IDIQ) criteria for awarding work under the contracts. These new IDIQ contracts did not contribute any significant revenue in the first half of 1996, i.e. did not offset the completed Postal Department contracts, but they do have the potential for significant future increases in revenue. The increase in AT's 1996 revenues for both periods was primarily the result of increased level of effort on existing contracts and new contract awards for support of the Bosnia peace keeping activities. The increase in EM's 1996 revenues for both periods was primarily the result of significant new contract awards in the third and fourth quarters of 1995, which was offset partially by contracts completed or lost.

On August 8, 1996, the Company received notification of award of a contract from Fluor Daniel to provide the Department of Energy with infrastructure support and clean-up services at a former nuclear weapons facility in Hanford, Washington. The estimated revenues to the Company over the five year term of the subcontract, including option years, are $565 million. The impact of this contract award has been factored into the determination of the fair market value of the common stock at June 27, 1996.

The contract is scheduled for implementation on October 1, 1996. Under the procurment regulations, other bidders on the Hanford contract have the right to protest the award of the contract. The Company is unable to predict if this will occur, and, if the award is protested, the outcome of the action.

Cost of Services/Gross Margins

Cost of services for the second quarter of 1996 was 94.5% of revenue compared to 95.3% for the same period in 1995, and for the first half of 1996, cost of services was 95.1% compared to 95.8% in 1995. This resulted in gross margins of $13.6 million (5.5%) for the second quarter of 1996 compared to $9.8 million (4.7%) for the second quarter of 1995 and $24.2 million (4.9%) and $17.6 million (4.2%) for the first half of 1996 and 1995, respectively. The same factors which contributed to the variances in revenue affected the gross margins. In addition, greater absorption of overhead costs resulting from the increased revenues and improved contract performance and efficiency on some contracts which were under-performing in 1995 also contributed to the improved gross margins for both 1996 periods.

Selling and corporate administrative expense for the second quarter of 1996 was down to 1.7% of revenue compared to 2.4% for the second quarter of 1995. For the first half of 1996, selling and corporate administrative expense also declined to 1.8% from 2.2% in 1995. This decrease in selling and corporate administrative expense as a percentage of revenue was due primarily to the increase in revenues, although there was also a decline in the overall 1996 amounts as a result of reduced bid and proposal expense and savings realized from restructuring actions.

Interest income in the second quarter and first half of 1996 was down from the comparable periods in 1995 primarily because of cessation of interest accruals on the 17% Cummings Point Industries, Inc. note receivable which was paid in August 1995.

Interest expense in the second quarter and first half of 1996 was down from the comparable periods in 1995 primarily because of the retirement in 1995 of all the 16% Junior Subordinated Debentures. Also contributing to the decline in interest expense for the first half of 1996 was the sale and leaseback of the Company's headquarters in February 1995, eliminating the mortgage and associated interest expense.

Other expense consists of the following major items (in thousands):


                                          Three Months Ended Six Months Ended
                                        June 27, June 29,    June 27, June 29,
                                           1996    1995        1996     1995
  Amortization of costs in excess
    of net assets acquired                $ 377   $ 456        $755     $912
  Provision for nonrecovery of
    receivables                               -       -         106        -
  Equity in unconsolidated subsidiaries     (75)    (34)       (217)     (35)
  Miscellaneous                             (93)    (60)        (11)     120
                                          $ 209   $ 362        $633     $997


The 1996 and 1995 second quarter and first half income tax provision is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

  This item is incorporated herein by reference to Note 11 to the Consolidated Condensed Financial Statements included elsewhere in this quarterly Report on Form 10-Q.

ITEM 4.  Results of Votes of Security Holders

An annual meeting of the Company's stockholders was held June 24, 1996. The sole item presented was the election of directors, and two current directors were reelected to three-year terms as Class II directors. The voting results are set forth below.

      Nominee                  Votes for        Withheld

      Herbert S. Winokur, Jr.  7,199,837         454,851
      Russell E. Dougherty     7,153,847         500,841

The following directors continued in office: Dan R. Bannister, T. Eugene Blanchard, Paul V. Lombardi, Dudley C. Mecum II, and David L. Reichardt.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11 - Computations of Earnings Per Common Share

(b)  Reports on Form 8-K

     None filed.

                                    SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DYNCORP

Date:  August 12, 1996                    T. E. Blanchard
                                          T. E. Blanchard
                                          Senior Vice President
                                          and Chief Financial Officer


Date:  August 12, 1996                    G. A. Dunn
                                          G. A. Dunn
                                          Vice President and Controller