Form 10-Q
period 1996-09-26
DYNCORP
filed 1996-11-07
CIK 30770

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended                 September 26, 1996


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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,082,159 shares of common stock having a par value of $0.10 per share were outstanding at September 26, 1996.


                                    DYNCORP

                                     INDEX

PART I.  FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets -
         September 26, 1996 and December 31, 1995

     Consolidated Condensed Statements of Operations -
         Three and Nine Months Ended September 26, 1996
         and September 28, 1995

     Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 26, 1996
         and September 28, 1995

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

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

     Exhibit 11 - Computations of Earnings Per Common Share


                            PART I. FINANCIAL INFORMATION

                               DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                       SEPTEMBER 26, 1996 AND DECEMBER 31, 1995
                                (Dollars in Thousands)


                                                     September 26,
                                                         1996       December 31,
                                                       Unaudited         1995
Assets
Current Assets:
 Cash and short-term investments                      $  17,794       $  31,151
 Accounts receivable and contracts in process (Note 3)  181,345         179,706
 Inventories of purchased products and supplies,
    at lower of cost (first-in, first-out) or market      1,031           1,383
 Other current assets                                     8,489           8,095
    Total current assets                                208,659         220,335

Property and Equipment (net of accumulated
 depreciation and amortization of $22,412 in 1996
 and $22,600 in 1995)                                    19,241          19,028

Intangible Assets (net of accumulated amortization
   of $41,193 in 1996 and $39,598 in 1995) (Note 4)      50,595          50,689

Other Assets (Notes 3 and 12)                            81,008          85,438

Total Assets                                          $ 359,503       $ 375,490

See accompanying notes to consolidated condensed financial statements.

                               DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                       SEPTEMBER 26, 1996 AND DECEMBER 31, 1995
                    (Dollars in Thousands Except Per Share Amounts)



                                                    September 26,
                                                        1996        December 31,
                                                      Unaudited         1995
Liabilities and Stockholders' Equity
Current Liabilities:
 Notes payable and current portion of
    long-term debt (Note 5)                           $ 100,748       $   1,260
 Accounts payable                                        36,027          38,007
 Advances on contracts in process                         2,214           4,814
 Accrued taxes                                            1,689          11,374
 Accrued liabilities                                     93,806         100,152
    Total current liabilities                           234,484         155,607

Long-Term Debt                                            3,696         104,112

Other Liabilities and Deferred Credits (Note 12)         89,282          89,909

Contingencies and Litigation (Note 12)                        -               -

Temporary Equity:
 Redeemable Common Stock -
    ESOP Shares, 3,520,034 shares issued at $22.35
    and 2,607,199 at $19.00 in 1996 and 3,535,192
    at $18.10 and 2,516,802 at $14.50 in 1995, subject
    to restrictions                                     128,209         100,481
 Management Investors, 21,287 shares issued at $109.64,
    256,196 at $18.10 and 1,804,595 at $14.50 in 1995,
    subject to restrictions (Note 6)                          -          33,138
 Other, 125,714 shares issued at $22.35 and $18.10 in
    1996 and 1995, respectively                           2,810           2,275

Permanent Stockholders' Equity:
 Preferred Stock, Class C 18% cumulative, convertible,
    $24.25 liquidation value (liquidation value including
    unrecorded dividends is $13,538 in 1996 and $11,863
    in 1995), 123,711 shares authorized, issued and
    outstanding (Note 2)                                  3,000           3,000
 Common Stock, par value ten cents per share, authorized
    20,000,000 shares; issued 3,345,744 shares in 1996
    and 1,588,587 shares in 1995 (Note 6)                   335             159
 Common Stock Warrants                                   11,139          11,305
 Paid-in Surplus                                        148,244         148,202
 Reclassification to temporary equity for redemption
    value greater than par value (Note 6)              (130,394)       (135,223)
 Deficit                                               (105,988)       (115,888)
 Common Stock Held in Treasury, at cost; 1,516,492
    shares and 173,988 warrants in 1996 and 1,235,509
    shares and 173,988 warrants in 1995                 (25,314)        (21,084)
 Unearned ESOP Shares                                         -            (503)

Total Liabilities and Stockholders' Equity             $359,503        $375,490

See accompanying notes to consolidated condensed financial statements.


                               DYNCORP AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (Dollars in Thousands Except Per Share Amounts)

                                       UNAUDITED
                                                   Three Months Ended      Nine Months Ended
                                                  Sept. 26,   Sept. 28,   Sept. 26,  Sept. 28,
                                                     1996        1995        1996       1995
Revenues:
 Information and Engineering Technology           $ 63,882    $ 68,884    $201,383    $199,747
 Aerospace Technology                               97,686      81,953     277,065     233,583
 Enterprise Management                              85,400      93,755     259,876     232,838
    Total revenues                                 246,968     244,592     738,324     666,168

Costs and expenses:
 Cost of services                                  233,817     234,781     700,761     638,691
 Selling and corporate administrative                4,504       5,674      13,315      14,982
 Interest income                                      (336)       (982)     (1,312)     (2,895)
 Interest expense                                    2,548       3,558       7,644      12,076
 Other                                                 470         441       1,321       1,473
    Total costs and expenses                       241,003     243,472     721,729     664,327

Earnings from continuing operations before income
 taxes, minority interest and extraordinary item     5,965       1,120      16,595       1,841
    Provision (benefit) for income taxes (Note 7)    2,357      (2,797)      6,570      (2,252)

Earnings from continuing operations before minority
 interest and extraordinary item                     3,608       3,917      10,025       4,093
    Minority interest                                  367         286         990         943

Earnings from continuing operations before
 extraordinary item                                  3,241       3,631       9,035       3,150
    Earnings (loss) from discontinued operations,
      net of income taxes (Note 7)                       -         252         865         (15)

Earnings (loss) before extraordinary item            3,241       3,883       9,900       3,135
 Extraordinary loss from early extinguishment of
    debt, net of tax benefit of $1,914 and $2,003        -      (2,656)          -      (2,783)

Net earnings                                      $  3,241    $  1,227    $  9,900    $    352

Preferred Class C dividends not declared or
 recorded (Note 2)                                    (583)       (489)     (1,675)     (1,404)

Common stockholders' share of earnings (loss)     $  2,658    $    738    $  8,225    $ (1,052)

Weighted average number of common shares outstanding
 and dilutive common stock equivalents (Note 9):
    Primary and fully diluted                   11,686,090  12,067,303  11,724,925  11,732,306

Earnings (loss) per common share - primary and fully diluted:
 Continuing operations before extraordinary item  $   0.23    $   0.26    $   0.63    $   0.15
 Discontinued operations                                 -        0.02        0.07        0.00
 Extraordinary item                                      -       (0.22)          -       (0.24)
 Common stockholders' share of earnings (loss)    $   0.23    $   0.06    $   0.70    $  (0.09)


See accompanying notes to consolidated condensed financial statements.


                                  DYNCORP AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Dollars in Thousands)
                                          Unaudited
                                                             Nine Months Ended
                                                           Sept. 26,   Sept. 28,
                                                              1996        1995
Cash Flows from Operating Activities:
 Net earnings                                              $  9,900   $     352
 Adjustments to reconcile net loss from operations
  to net cash used:
  Depreciation and amortization                               6,167       9,028
  (Gain) loss from discontinued operations                     (865)         15
  Payment of income taxes on gain on sale of discontinued
   operations                                               (13,990)          -
  Loss on repurchase of debentures                                -       2,783
  Other                                                      (1,417)     (1,238)
  Changes in current assets and liabilities, net of acquisitions:
   Increase in current assets except cash, short-term
    investments and notes receivable                           (340)    (13,623)
   Decrease in current liabilities except notes payable,
    current portion of long-term debt and accrual for stock
    repurchases                                              (1,578)     (7,626)
    Cash used by continuing operations                       (2,123)    (10,309)
    Cash used by discontinued operations                          -      (3,042)
           Cash used by operating activities                 (2,123)    (13,351)

Cash Flows from Investing Activities:
 Sale of property and equipment                                 636      16,513
 Purchase of property and equipment                          (3,972)     (3,724)
 Assets and liabilities of acquired business (excluding
  cash acquired) (Note 4)                                    (1,805)          -
 Proceeds from notes receivable                                   2       9,900
 Proceeds from sale of discontinued operations                    -     134,500
 Decrease (increase) in cash on deposit for letters of
  credit (Note 3)                                             6,244      (1,791)
 (Increase) decrease in investment in unconsolidated
  subsidiaries                                                 (511)          -
 Investment activities of discontinued operations                 -     (15,434)
 Other                                                         (250)       (611)
           Cash provided by investing activities                344     139,353

Cash Flows from Financing Activities:
 Treasury stock purchased                                    (9,791)     (4,414)
 Payment on indebtedness                                     (1,003)    (20,310)
 Stock released to Employee Stock Ownership Plan (Note 10)      503      12,750
 Repurchase of debentures                                         -    (102,278)
 Deferred financing expenses (Note 11)                       (1,304)          -
 Financing activities of discontinued operations                  -        (228)
 Other                                                           17        (717)
           Cash used from financing activities              (11,578)   (115,197)

Net (Decrease) Increase in Cash and Short-term Investments  (13,357)     10,805
Cash and Short-term Investments at Beginning of the Period   31,151       7,738
Cash and Short-term Investments at End of the Period       $ 17,794   $  18,543
Supplemental Cash Flow Information:
  Cash paid for income taxes                               $ 17,307   $   1,530
  Cash paid for interest                                   $  7,594   $  18,840
See accompanying notes to consolidated condensed financial statements.



DynCorp and Subsidiaries
Consolidated Statements of Permanent Stockholders' Equity
(Dollars in thousands)

                                                           Unaudited

                                                                    Reclassification
                                                                      to Temporary
                                                                       Equity for
                                                                       Redemption
                                                   Common             Value Greater                        Unearned
                            Preferred   Common      Stock    Paid-in      than                  Treasury       ESOP
                                Stock    Stock   Warrants    Surplus    Par Value     Deficit      Stock     Shares
Balance, December 31, 1995    $ 3,000   $  159    $11,305   $148,202    $(135,223)  $(115,888) $ (21,084)    $ (503)
 Stock issued under
  Restricted Stock Plan
  and accrued compensation                                       (37)          37
 Treasury stock purchases                   28                   (97)       4,129                 (4,230)
 Warrants exercised                                  (166)       176
 Payment received on ESOP note                                                                                  503
 Net earnings                                                                           9,900
 Reclassification to
  Permanent Equity (Note 6)                148                             27,890
 Adjustment of shares
  to fair value                                                           (27,227)
Balance, September 26, 1996   $ 3,000   $  335    $11,139   $148,244    $(130,394)  $(105,988) $ (25,314)    $    -




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

2. At September 26, 1996, $10,538,000 of Class C Preferred Stock cumulative dividends have not been declared or recorded.

3. At September 26, 1996, $112,593,000 of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes, Series 1992-1. Additionally, $3,000,000 of cash is restricted as collateral for the Notes and has been included in Other Assets on the balance sheet at September 26, 1996.

    At December 31, 1995, $6,244,000 of restricted cash was on deposit to secure various letters of credit and was classified as Other Assets on the balance sheet. At September 26, 1996, these letters of credit had expired or been replaced by letters of credit with no collateral requirements and the funds were subsequently released.

    Accounts receivable are net of an allowance for doubtful accounts of $115,000 in 1996 and $8,800 in 1995.

4. In June, 1996, the Company acquired all the outstanding stock of Data Management Design, Inc. (DMDI) for $2,400,000. DMDI provides automated workflow and image processing solutions to federal agencies and the private sector. The acquisition has been accounted for as a purchase and $1,500,000 of goodwill, which will be amortized over 15 years, has been recorded based on the initial allocation of the purchase price.

5. Under the terms of the placement of the Contract Receivable Collateralized Notes, Series 1992-1, beginning on February 28, 1997, cash receipts from the collection of receivables must be used to pay administrative fees, interest due on the notes and principal on notes called for redemption, if any. The entire $100,000,000 matures July 30, 1997, and has been classified as current notes payable on the balance sheet at September 26, 1996. The Company is currently evaluating various proposals for refinancing of the debt.

6. In May, 1996, the Securities and Exchange Commission approved the registration of approximately 11,969,000 shares of the Company's common stock (most of which had been previously issued) for trading on an internal market and contribution to various employee benefit plans. Trading on the internal market commenced in June, 1996. Under the terms of the Stockholders' Agreement, upon the establishment of an internal market, the Company's obligation to repurchase any outstanding management or restricted stock shares ceases. Therefore, the management investor shares have been reclassified from Temporary Equity (at the redemption value) to Permanent Equity (at par value) as of September 26, 1996.

7. The provision for income taxes for the quarter and nine months of 1996 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. The provision for the third quarter and nine months of 1995 was computed on the same basis and, in addition, includes the tax provision of a majority owned subsidiary required to file a separate return. Additionally, in the third quarter of 1995, a federal tax benefit was recorded to reverse tax valuation reserves for deferred taxes which offset a portion of the tax on the gain on the sale of discontinued operations.

    The income tax provision or benefit for the items shown net of tax (i.e., discontinued operations and extraordinary item) is calculated in the same manner as that of continuing operations.

8. During 1995, the Company sold all its subsidiaries engaged in commercial aircraft maintenance and ground handling activities, i.e., the Commercial Aviation Business. At December 31, 1995, certain contingencies existed regarding the final sales prices of the maintenance business and the ground handling business. In the second quarter, the Company recorded a gain of $1,442,000, net of income taxes of $577,000, related to the resolution of some of these outstanding issues as well as the adjustment of other estimated reserves recorded at disposition.

9. The weighted average number of common shares outstanding includes issued shares or shares issuable under the Restricted Stock Plan, less shares held in treasury and any unallocated ESOP shares. Unexercised warrants and stock options have been included as share equivalents using the treasury stock method for those periods in which the Company reported net earnings; however, they have been excluded from the computation of loss per share in those periods in which the Company reported losses, as their inclusion would be antidilutive.

10. During nine months ended September 26, 1996, the Company contributed $10,250,000 in cash to the Employee Stock Ownership Plan (the ESOP). The ESOP has thus far expended $2,574,000 of the aforementioned contribution to purchase approximately 153,000 shares of the Company's common stock through the newly established internal market (see Note 5) and to acquire shares put for redemption by retired and terminated participants. It is the Company's intention for the ESOP to completely satisfy its future stock purchase requirements by way of the internal market or direct purchase and shares put by retired and terminated participants and not through the issue of new shares by the Company.

    Additionally, in March, 1996, the ESOP paid the balance of the note outstanding at December 31, 1995, plus accrued interest. Upon payment of the note, 33,764 shares of common stock were released to the ESOP.

11. In March 1996, the Company amended and restated its existing $20,000,000 line of credit with Citicorp North America, Inc. to provide for a $50,000,000 revolving credit facility which will provide funds for acquisitions, working capital and capital expenditures. The facility matures in four years, with no payments required until the end of the second year. The credit agreement contains the customary restrictive covenants for such a loan; management does not believe that any of the covenants will be unduly restrictive. As of September 26, 1996, the Company had incurred $1,304,000 of deferred debt expense related to the amended credit facility, which will be amortized over four years.

12. The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain personal injury, tax, environmental and contract dispute issues related to the prior operations of divested businesses. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny liability, and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers. The amount of possible damages currently claimed by the various plaintiffs for these items, a portion of which is expected to be covered by insurance, aggregates approximately $112,000,000 (including compensatory and possible punitive damages and penalties). This amount includes estimates for claims which have been filed without specified dollar amounts or for amounts which are in excess of recoveries customarily associated with the stated causes of action; it does not include any estimate for claims which may have been incurred but which have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries. These issues are described in the Company's latest report on Form 10-K/A. In management's opinion, there has been no material changes on the status of these issues since December 31, 1995.

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

    The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. In addition, the Company is occasionally the subject of investigations by the Department of Justice and other investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at September 26, 1996 that will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the 1995 Form 10-K/A filed on May 10, 1996.

Working capital at September 26, 1996 was negative $25.8 million compared to $64.7 million at December 31, 1995, a decrease of $90.5 million. This decrease is due to the classification of the $100.0 million Contract Receivable Collateralized Notes, which mature July 30, 1997, as current notes payable.

At September 26, 1996, $112.6 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes.

At September 26, 1996, the Company had $50 million available under its revolving credit facility.

Cash used by continuing operations was $2.1 million for the first nine months of 1996 as compared to $10.3 million in 1995. Excluding the payments of federal and state income taxes related to the gain on the sale of discontinued operations, operations provided cash of $11.9 million in 1996 compared to cash used of $13.4 million in 1995. The substantial increase in earnings was offset by additional working capital requirements resulting from increased revenues.

Cash provided by investing activities was $0.3 million for the first nine months of 1996 as compared to $139.4 million in 1995. In 1996, the acquisition of a business and the purchase of property and equipment amounted to $5.8 million which was offset by a decrease in the amount of cash required to be on deposit for letters of credit. The $139.4 million of cash provided in 1995 was principally due to the proceeds from the sale of discontinued operations and also to the sale/leaseback of the Corporate headquarters building.

Financing activities used cash of $11.6 million in the first nine months of 1996 compared to $115.2 million in the comparable period in 1995. Cash used in 1996 consisted of $9.8 million for the purchase of common stock, $1.3 million of financing expenses in connection with amending the revolving facility and $1.0 million for payments on indebtedness. The $115.2 million of cash used in 1995 was principally for the repurchase of the Company's 16% Junior Subordinated Debentures, payoff of the mortgage on the Corporate headquarters building, and the purchase of treasury stock.

At September 26, 1996, backlog (including option years on government contracts) was $3.202 billion compared to $2.887 billion at December 31, 1995.

Results of Operations

Revenues

Revenues for the third quarter and nine months of 1996 were $247.0 million and $738.3 million, up $2.4 million and $72.2 million over comparable periods in 1995. Revenue for the third quarter of 1996 for Information and Engineering Technology (I&ET) and Enterprise Management (EM) were $63.9 million and $85.4 million, down $5.0 million and $8.4 million, respectively, over the same quarter in 1995; while revenue for the nine months of 1996 for I&ET was $201.4 million, up $1.6 million over the same period in 1995 and EM's revenue was $259.9 million, up $27.0 million. Aerospace Technology's (AT) 1996 third quarter and nine months revenues were $97.7 million and $277.1 million, increasing $15.7 million and $43.5 million, respectively, over comparable periods in 1995.

In I&ET, increases in revenue in the third quarter attributable to an acquisition in June, 1996, and to a contract which was being phased in during the third quarter of 1995 but which was fully operational by the third quarter of 1996, were offset by the decrease in revenue due to the completion and phase out of a large contract with the Postal Service. I&ET's revenues for the nine months were affected by the factors noted previously, however, additional increases in revenue attributable to contracts which were not operational during the entire nine month period in 1995 and increased level of effort on existing contracts more than offset revenue decreases.

The decrease in EM's revenues for the third quarter of 1996 is primarily attributable to contract losses, phaseouts and reduced level of effort on existing contracts, however, for the nine months, revenues from contract wins significantly offset these losses. Additionally, phase-in of a large Department of Energy subcontract began in the third quarter of 1996 and will contribute significantly to future period revenues.

The increase in AT's 1996 revenues for both the quarter and nine months was primarily the result of increased level of effort on existing contracts and new contract awards for the Bosnian peacekeeping initiative.

Cost of Services/Gross Margins

Cost of services for the third quarter of 1996 was 94.7% of revenue compared to 96.0% for the same period in 1995, and for the nine months of 1996, cost of services was 94.9% compared to 95.9% in 1995. This resulted in gross margins of $13.2 million (5.3%) for the third quarter of 1996 compared to $9.8 million (4.0%) for the third quarter of 1995 and $37.6 million (5.1%) and $27.5 million (4.1%) for the nine months of 1996 and 1995, respectively. The same factors which contributed to the variances in revenue affected the gross margins. In addition, greater absorption of overhead costs resulting from the increased revenues and improved contract performance and efficiency on some contracts which were under-performing in 1995 also contributed to the improved gross margins for both 1996 periods.

Selling and corporate administrative expense for the third quarter and nine months of 1996 was down to 1.8% of revenue compared to 2.3% and 2.2% of revenue for comparable periods in 1995. This decrease in selling and corporate administrative expense as a percentage of revenue was due primarily to the increase in revenues, although there was also a decline in the overall 1996 amounts as a result of reduced bid and proposal expense and savings realized from restructuring actions.

Interest income in the third quarter and nine months of 1996 was down from the comparable periods in 1995 primarily because of cessation of interest accruals on the 17% Cummings Point Industries, Inc. note receivable which was paid in August 1995.

Interest expense in the third quarter and nine months of 1996 was down from the comparable periods in 1995 primarily because of the retirement in 1995 of all the 16% Junior Subordinated Debentures.

Other expense consists of the following major items (in thousands):

                                    Three Months Ended    Nine Months Ended
                                    Sept. 26, Sept. 28,  Sept. 26, Sept. 28,
                                       1996     1995        1996      1995
  Amortization of costs in excess
   of net assets acquired             $ 402    $ 456      $1,157    $1,368
  Provision for nonrecovery of
   receivables                            -        -         106         -
  Miscellaneous                          68      (15)         58       105
                                      $ 470    $ 441      $1,321    $1,473

The provision for income taxes for the quarter and nine months of 1996 is based on an estimated annual effective rate, excluding expenses not deductible for income tax purposes. The provision for the third quarter and nine months of 1995 was computed on the same basis and, in addition, includes the tax provision of a majority owned subsidiary required to file a separate return. Additionally, in the third quarter of 1995, a federal tax benefit was recorded to reverse tax valuation reserves for deferred taxes which offset a portion of the tax on the gain on the sale of discontinued operations.

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

                                          DYNCORP

Date:  November 7, 1996                   T. E. Blanchard
                                          T. E. Blanchard
                                          Senior Vice President
                                          and Chief Financial Officer


Date:  November 7, 1996                   G. A. Dunn
                                          G. A. Dunn
                                          Vice President and Controller