Form 10-K
period 1996-12-31
DYNCORP
filed 1997-03-31
CIK 30770

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                         December 31, 1996

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
   (State or other jurisdiction          (I.R.S. Identification No.)
 of incorporation or organization)

          2000 Edmund Halley Drive, Reston, VA    20191-3436
        (Address of principal executive offices)  (Zip Code)


  Registrant's telephone number, including area code  (703) 264-0330

  Securities registered pursuant to Section 12(b) of the Act:
   Title of each class        Name of each exchange on which registered
         None                                None

  Securities registered pursuant to Section 12(g) of the Act:
                            None

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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 8,975,655 shares of common stock having a par value of $0.10 per share were outstanding March 10, 1997.

                          TABLE OF CONTENTS
                            1996 FORM 10-K

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

      Part IV
  14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                              PART I

ITEM 1. BUSINESS

    Sections of this Annual Report on Form 10-K contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of future performance, assessment of contingent liabilities and expectations concerning liquidity, cash flow and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forcast in forward-looking statements due to a variety of factors, including the Company's successful execution of internal performance plans; the outcome of litigation in process; labor negotiations; changing priorities or reductions in the U.S. Government defense budget; and termination of government contracts due to unilateral government action.

General Information

    The Company provides diversified management, technical and professional services to primarily U.S. Government customers throughout the United States and internationally. Generally, these services are provided under both prime and subcontracts, which may be fixed-price, time-and-material or cost-type depending on the work requirements and other individual circumstances.

    The Company provides services to various branches of the Department of Defense and to the Department of Energy, NASA, the Department of State, the Department of Justice and various other U.S., state and local government agencies, commercial clients and foreign governments. These services encompass a wide range of management, technical and professional services covering the following areas:

    Information and Engineering Technology (I&ET) designs, develops, supports and integrates software and systems to provide customers with comprehensive solutions for information management and engineering needs. Also included are software development and maintenance, computer center operations, data processing and analysis, database administration, telecommunications support and operations, maintenance and operation of integrated electronic systems, and integration of electronic systems in local and wide area networks. Contracts include the design and development of a personnel records management system, including imaging, database and client server technology, for the entire U.S. Navy, and the provision of basic computer, software, and networking support to all of the DoE's operations. This business area also provides services in support of nuclear safeguards and security research and development. Revenues for 1996, 1995, and 1994 were $271.5 million, $271.1 million and $192.1 million, respectively.

    Aerospace Technology (AT) activities include technical and evaluation services at test and training ranges; engineering, manufacturing and installation of aircraft system upgrades; corrosive repairs and structural modifications that extend airframe life for the aging fleet of military aircraft; ground based logistics support and staff augmentation; and engineering and technical services for high-technology space and missile systems programs. These services are provided to the U.S. Government as well as the United Nations and other foreign organizations at various locations throughout the world depending on the customer's requirements. Revenues for 1996, 1995 and 1994 were $383.3 million, $319.3 million and
    $300.9 million, respectively.

    Enterprise Management (EM) provides full service, "turn-key" solutions for the management, operation and maintenance of federal and commercial facilities. This unit manages large-scale facilities, using computerized work management and scheduled maintenance systems to perform roads and grounds maintenance, civil engineering and custodial services, landfill recycling, disposal operations, and vehicle and heavy equipment maintenance. Other activities of this business area include testing and evaluation of military hardware systems at government test ranges, collection and processing of data, maintenance of targets, ranges and laboratory facilities, health services, operation of ships, developmental testing of complex weapons systems, security systems work, and technology transfer into commercial applications. Revenues for 1996, 1995 and 1994 were $366.7 million, $318.3 million and $325.8 million, respectively.

Industry Segments

    For business segment reporting, Information and Engineering
Technology, Aerospace Technology and Enterprise Management each comprise reportable business segments.

Backlog

    The Company's backlog of business which includes awards under both prime and subcontracts as well as the estimated value of option years on government contracts was $3,002 million at the close of 1996, compared to a year-end 1995 backlog of $2,887 million. The backlog at December 31, 1996 consisted of $960 million for I&ET, $579 million for AT and $1,463 million for EM compared to December 31, 1995 backlog of $904 million for I&ET, $764 million for AT and $1,219 million for EM. Of the total backlog at December 31, 1996, $2,015 million is expected to produce revenues after 1997: I&ET $694 million, AT $271 million and EM $1,050 million.

    Contracts with the U.S. Government are generally written for periods of three to five years. Because of appropriation limitations in the federal budget process, firm funding is usually made for only one year at a time, with the remainder of the years under the contract expressed as a series of one-year options. The Company's experience has been that the Government generally exercises these options. Amounts included in backlog are based on the contract's total awarded value and the Company's estimates regarding the amount of the award that will ultimately result in the recognition of revenue. These estimates are based on the Company's experience with similar awards and similar customers. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and unexercised contract options. Historically, these adjustments have not been significant. In 1996, the Company had prime contract revenue of approximately 79% from the U.S. Government, 50% attributable to the Department of Defense.

Competition

    The markets which the Company services are highly competitive. The Company experiences vigorous competition from industrial firms, university laboratories, non-profit institutions and U.S. Government agencies. Many of the Company's competitors are large, diversified firms with substantially greater financial resources and larger technical staffs than the Company has available. Government agencies also compete with and are potential competitors of the Company because they can utilize their internal resources to perform certain types of services that might otherwise be performed by the Company. A majority of the Company's revenues is derived from contracts with the U.S. Government and its prime contractors, and such contracts are awarded on the basis of negotiations or competitive bids where price is a significant factor. Management does not believe any one competitor or a small number of competitors is dominant in any of the business areas of the Company.

Foreign Operations

    The Company has a 5% minority investment in an unaffiliated company in Saudi Arabia. Discussions are underway regarding the sale of the Company's minority interest to one or more of the other Saudi stockholders. Other activities of the Company presently include the providing of services in foreign countries under contracts with the U.S. Government, the United Nations, and other foreign customers. None of these foreign operations is normally material to the Company's financial position or results of operations; however, in 1995 the Company's Mexican operations incurred a loss of $4.4 million (see Management's Discussion and Analysis of Cost of Services/Gross Margin).

    The risks associated with the Company's foreign operations in regard to foreign currency fluctuation, and political and economic conditions in foreign countries, have not been significant.

Incorporation

    The Company was incorporated in Delaware in 1946.

Employees

    As of December 31, 1996, the Company had approximately 14,250 employees, approximately 830 of which are located outside of the United States. Approximately 4,200 of the Company's U.S.
employees are covered by various collective bargaining agreements with labor unions.

ITEM 2. PROPERTIES

    The Company is primarily a service-oriented company, and, as such, the ownership or leasing of real property is an activity which is not material to an understanding of the Company's operations. The Company owns two office buildings and, in addition, leases numerous commercial facilities used in connection with the various services rendered to its customers, including its corporate headquarters, a 149,000 square foot facility under a 12-year lease. None of the properties is unique. All of the Company's owned facilities are located within the United States. In the opinion of management, the facilities employed by the Company are adequate for the present needs of the business.

ITEM 3. LEGAL PROCEEDINGS

    This item is incorporated herein by reference to Note 21 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

    DynCorp's common stock is not publicly traded, however, the Company has established an Internal Market to provide liquidity for its stockholders. The Internal Market generally permits stockholders to sell shares of common stock on four predetermined days each year, subject to purchase demand.

    Sales of common stock on the Internal Market are made at the prevailing fair value of the common stock determined pursuant to the formula and valuation process described below (the "Formula Price") to employees and directors of the Company who have been approved by the Compensation Committee of the Board of Directors as being entitled to purchase common stock and to the trustees of the Savings and Retirement Plan (SARP) and the Employee Stock Ownership Plan (ESOP), as well as the administrator of the Employee Stock Purchase Plan (ESPP), who may purchase shares of common stock for their respective trusts and plans.

    If the aggregate purchase orders exceed the number of shares available for sale, the Company may, but is not obligated to, sell authorized but unissued shares of common stock on the Internal Market. Further, the following prospective purchasers will have priority, in the order listed:

    - the administrator of the ESPP
    - the trustees of the SARP
    - individuals approved for purchases by the Compensation Committee of the Board of Directors, on a pro rata basis
    - the trustees of the ESOP

    If the aggregate number of shares offered for sale on the Internal Market is greater than the aggregate number of shares sought to be purchased, offers by stockholders to sell 500 shares or less, or up to the first 500 shares if more than 500 shares are offered, will be accepted first and offers to sell shares in excess of 500 shares will then be accepted on pro rata basis.
If, however, there are insufficient purchase orders to support the primary allocation of 500 shares, then the purchase orders will be allocated equally among all of the proposed sellers up to the first 500 shares offered for sale by each seller. All sellers on the Internal Market (other than the Company and its retirement plans) will pay a commission equal to two percent of the proceeds from such sales. No commission is paid by purchasers on the Internal Market.

    The market price of the common stock is established pursuant to the valuation process described below, which uses the formula set forth below to determine the Formula Price at which the Common Stock trades in the Internal Market. The Formula Price is reviewed four times each year, generally in conjunction with Board of Directors meetings, which are usually scheduled for February, May, August and November.

    The Formula Price per share of common stock is the product of seven times the operating cash flow ("CF"), where operating cash flow is represented by earnings before interest, taxes, depreciation and amortization of the Company for the four fiscal quarters immediately preceding the date on which a price revision is made, multiplied by a market factor ("Market Factor" denoted
MF) plus the nonoperating assets at disposition value (net of disposition costs) ("NOA"), minus the sum of interest bearing debt adjusted to market and other outstanding securities senior to common stock ("IBD"), the whole divided by the number of shares of common stock outstanding at the date on which a price revision is made, on a fully diluted basis assuming conversion of all Class C Preferred Stock and exercise of all outstanding options and warrants ("ESO"). The Market Factor is a numeric factor which reflects existing securities market conditions relevant to the valuation of such stock. The Formula Price of the common stock, expressed as an equation, is as follows:

     Formula Price =  [(CFx7)MF+NOA-IBD] / ESO

    The Board of Directors believes that the valuation process and Formula result in a fair price for the common stock within a broad range of financial criteria. Other than quarterly review and possible modification of the Market Factor, the Board of Directors will not change the Formula unless (i) in the good faith exercise of its fiduciary duties and after consultation with its professional advisors, the Board of Directors, including a majority of the directors who are not employees of the Company, determines that the formula no longer results in a stock price which reasonably reflects the value of the Company on a per share basis, or (ii) a change in the Formula or the method of valuing the common stock is required under applicable law.

    The following table sets forth the Formula Price for the common stock and the Market Factor by quarter since the adoption of the Formula by the Board of Directors in August 1995.

                              Formula Price  Market Factor
         December 31, 1995         14.50         2.136
         March 28, 1996            15.00         1.362
         June 27, 1996             16.75         1.148
         September 26, 1996        19.00         1.152
         December 31, 1996         20.00         1.267

    Prior to August 1995, the market value of the common stock was established by the Board of Directors. The Board's determination was based on its review of valuations performed annually by an independent appraiser of the ESOP Trust. The price per share by quarter is as follows:

         December 31, 1994                14.60
         March 30, 1995                   14.90
         June 29, 1995                    14.90
         September 28, 1995               14.90

   There were approximately 478 record holders of DynCorp common stock at December 31, 1996. In addition, the DynCorp Employee Stock Ownership Plan Trust owns stock on behalf of approximately 29,100 present and former employees of the Company. Cash dividends have not been paid on the common stock since 1988.

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

                                                         Years Ended December 31,
                                         1996(b)    1995(c)  1994(a)(e) 1993(a)(f) 1992(a)(g)
Statement of Operations Data:
Revenues                              $1,021,453   $908,725   $818,683   $777,216   $728,244
Cost of services                      $  970,163   $871,317   $783,121   $742,460   $707,803
Gross Profit                          $   51,290   $ 37,408   $ 35,562   $ 34,756   $ 20,441
Corporate selling and administrative  $   18,241   $ 18,705   $ 16,887   $ 17,547   $ 18,503
Interest expense                      $   10,220   $ 14,856   $ 14,903   $ 14,777   $ 14,629
Earnings (loss) from continuing
  operations before extraordinary
  item (d)                            $   11,949   $  5,274   $   (352)  $ (4,485)  $(14,112)
Net earnings (loss)                   $   14,629   $  2,368   $(12,831)  $(13,414)  $(23,342)
Common stockholders' share of
  earnings (loss)                     $   12,345   $    453   $(14,437)  $(14,761)  $(25,430)

Earnings (loss) per share from
  continuing operations before
  extraordinary item for common
  stockholders                        $     0.82   $   0.29   $  (0.29)  $  (1.13)  $  (3.18)
Common stockholders' share of
  earnings (loss)                     $     1.05   $   0.04   $  (2.12)  $  (2.87)  $  (4.98)
Supplementary earnings per
  share data (h)                      $     1.26        N/A        N/A        N/A        N/A

Balance Sheet Data:
Total assets                          $  368,752   $375,490   $396,000   $360,103   $338,135
Long-term debt excluding current
   maturities                         $  103,555   $104,112   $230,444   $215,939   $198,770
Redeemable common stock               $  139,322   $135,894   $130,828   $100,630   $ 95,391


(a) Restated for the discontinuance of the Commercial Aviation business.
(b) 1996 includes $3,299,000 accrual for supplemental pension and other fees payable to retiring officers and a member of the Board of Directors (see Note 13), $1,286,000 write-off of cost in excess of net assets acquired of an unconsolidated subsidiary (see Note 13),
    $1,250,000 credit for  a revised estimate of the ESOP Put Premium (see Notes 7 and 13) and $4,067,000
    reversal of income tax valuation allowance (see Note 14).
(c) 1995 includes $7,707,000 reversal of income tax valuation allowance (see Note 14), $4,362,000 accrued for losses and reserves related to the Company's Mexican operation, $2,400,000 accrual of legal fees related to the defense of a lawsuit filed by a subcontractor of a former electrical contracting subsidiary (see Notes 13 and 21) and $5,300,000 accrued for uninsured costs related to claims against a former subsidiary for alleged useof asbestos containing products (see Notes 13 and 21).
(d) The extraordinary loss in 1995 of $2,886,000 and in 1992 of $2,526,000 results from the early extinguishment of debt.
(e) 1994 includes $3,250,000 write-off of investment in unconsolidated subsidiary (see Note 13),
    $2,665,000 accrual of legal fees related to the defense of a lawsuit filed by a subcontractor of a former electrical contracting subsidiary (see Notes 13 and 21), $1,830,000 credit for reversal of legal costs associated with an acquired business (see Note 13) and $4,069,000 reversal of income tax reserves (see Note 14).
(f) 1993 includes $2,000,000 of legal and other expenses associated with an acquired business
    (see Note 13), $988,000 accelerated amortization of costs in excess of net assets of an acquired business, for assets that were subsequently determined to have been overvalued at the time of acquisition (see Note 13).
(g) 1992 Cost of Services includes approximately $6,000,000 for settlement of claims against the
    Company related to prior years.
(h) Supplementary data has been presented to reflect the conversion of the Class C
    Preferred Stock and the repurchase of other common shares and stock warrants (see Notes
    16 and 24).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   In 1996, the Company realized a quantum improvement in earnings. Specifically, earnings before income taxes reached $19.1 million compared to a loss of $2.6 million in 1995 and losses in the previous nine years. This significant break through was achieved primarily as a result of the following:

   - The current year benefit of the extinguishment of approximately $128.0 million of above market debt in 1995, utilizing the proceeds from the divestiture of the Commercial Aviation business, the sale of the Corporate headquarters building and the collection of a sizable note receivable. As a result of these actions, the Company's debt service cost was significantly reduced.

   - An across the board improvement in earnings achieved as a result of new business procurement in excess of contract losses, curtailment of loss operations (primarily Mexico) and the reduction of indirect costs as a result of recent restructuring actions.

     Following is a summary of operations, cash flow and long-term debt (in thousands):

                                               Years Ended December 31,
                                             1996        1995       1994
Operations
Revenues                               $1,021,453   $ 908,725   $818,683
Gross profit                               51,290      37,408     35,562
Corporate selling and administrative      (18,241)    (18,705)   (16,887)
Interest, net                              (8,468)    (11,052)   (12,505)
Other                                      (5,474)    (10,212)    (7,628)
Earnings (loss) from continuing operations
  before income taxes, minority interest and
  extraordinary item                       19,107      (2,561)    (1,458)
Provision (benefit) for income taxes        5,893      (9,090)    (2,236)
Earnings from continuing operations
  before minority interest
  and extraordinary item               $   13,214   $   6,529   $    778

Cash Flow
Net earnings (loss)                    $   14,629   $   2,368   $(12,831)
Depreciation and amortization               9,467      11,348     16,340
Pay-in-kind interest                            -           -      8,787
Tax on gain on sale of
  Commercial Aviation business            (13,990)          -          -
Working capital items                      (4,033)    (16,293)   (26,216)
Other                                       1,455      16,321        511
Discontinued operations                    (2,680)     (3,355)    22,770
Cash provided by operating
  activities                                4,848      10,389      9,361
Investing activities                        1,681     139,939    (22,235)
Financing activities                      (11,803)   (126,915)     8,840
(Decrease) increase in cash and
  cash equivalents                     $   (5,274)  $  23,413   $ (4,034)

                                                    December 31,
                                             1996        1995       1994
Long-term Debt (including
  current maturities)
Contract Receivable Collateralized
  Notes                                $  100,000   $ 100,000   $100,000
Junior Subordinated Debentures                  -           -    102,658
Mortgages payable                           3,461       3,802     22,285
Other notes payable and
  capitalized leases                          722       1,570      8,505
                                       $  104,183   $ 105,372   $233,448

Revenues - Revenues from continuing operations were $1,021.5 million in 1996 compared to $908.7 million in 1995, an increase of $112.8 million. Revenues for each of the business areas increased over those of 1995. Information and Engineering Technology's (I&ET) revenues increased to $271.5 million from $271.1 million in 1995, Aerospace Technology's (AT) revenues increased to $383.3 million from $319.3 million and Enterprise Management's (EM) revenues increased to $366.7 million from $318.3 million. In I&ET, revenues attributable to an acquisition in June 1996, increased level of effort on existing contracts and a contract which was being phased in during the last half of 1995 but was fully operational during 1996 were offset by the decrease in revenue due to the completion and phaseout of a large contract with the Postal Service. The increase in AT's revenues were primarily the result of increased level of effort on existing contracts, new contract awards in support of the Bosnian peacekeeping initiative and a contract which was being phased in during the latter half of 1995 but was fully operational in 1996. In EM, reductions in revenue due to contract losses were more than offset by revenues from two new large Department of Energy contracts, one of which was awarded in 1995 but not operational for the entire year and the other which was phased-in beginning in August 1996 and fully operational by October.

   Revenues from continuing operations were $908.7 million in 1995 compared to $818.7 million in 1994, an increase of $90.0 million. I&ET revenues increased to $271.1 million from $192.1 million in 1994, AT revenues increased to $319.3 million from $300.9 million in 1994, and EM revenues decreased to $318.3 million from $325.8 million in 1994. The increase in I&ET was primarily attributable to a business acquired in October 1994 and new contract awards; the increase in AT was primarily the result of increased level of effort on existing contracts while new contract awards were offset substantially by contracts lost in recompetition; the decrease in EM was the result of contracts lost in recompetition offset partially by contracts which were in the start-up phase in 1994 but were fully operational in 1995. Both I&ET and EM were affected by the shutdown of the Federal Government in November and December 1995, and the subsequent furloughs resulting from the stalled federal budget negotiations. The shutdown affected revenue by approximately $1.0 million.

Cost of Services/Gross Margins - Cost of services from continuing operations was 95.0% of revenue in 1996, 95.9% in 1995 and 95.7% in 1994, which resulted in gross margins of $51.3 million (5.0%), $37.4 million (4.1%) and $35.6 million (4.3%), respectively. The same factors which contributed to the increase in revenues in 1996 over 1995 contributed to the improvement in gross margin. Additionally, the losses for the Company's Mexican operations were fully reserved in 1995, and therefore did not affect the 1996 gross margin. Finally, greater absorption of overhead costs resulting from increased revenues and improved contract performance and efficiency on some contracts which were under-performing in 1995 also contributed to the improved gross margin.

   The 1995 gross margin was adversely affected by losses of $4.4 million in connection with the Company's efforts to further expand its Mexican operations and to complete a contract for the design and installation of a large security system in Mexico. These losses included such expenses as business development and marketing expenses, recognition of an estimated loss at completion including currency devaluation losses for a security system contract, severance costs associated with the reduction and realignment of the local workforce, and a reserve for closing the operation. The contract loss resulted primarily from labor overruns to install the security systems and the customer refusing to pay the contract price in U.S. dollars as originally agreed. Approximately $3.1 million of costs, consisting primarily of labor and costs to complete the contract, severance costs and operations closeout costs were accrued at December 31, 1995. The loss incurred by the Mexican operations, along with the effect of the shutdown of the Federal Government in November and again in December 1995, reduced revenue by $1.0 million and gross margin by $120,000, substantially offsetting increased earnings from an acquisition which was consummated in October 1994 and new contract awards net of contract losses.

Corporate Selling and Administrative - Corporate selling and administrative expenses as a percentage of revenue was 1.8% in 1996 and 2.1% in 1995 and 1994. There were both increases and decreases in 1996 over 1995 of the various elements of corporate selling and administrative expenses, however, the most significant factors were a decrease in bid and proposal costs over those incurred in 1995, offset partially by increased costs in support of the Company's Business Process Reengineering project, initiated in 1996. Even though corporate selling and administrative expenses as a percentage of revenue remained the same in 1995 as in 1994, the dollar amount increased $1.8 million over 1994. This increase is primarily attributable to increased facility costs resulting from the sale and leaseback of the Corporate headquarters building at a cost in excess of the previous cost of ownership.

Interest - Interest expense in 1996 was $10.2 million, down from $14.9 million in 1995, primarily due to the redemption of the 16% Junior Subordinated Debentures in 1995. Also contributing to the decrease was the liquidation in 1995 of the mortgage on the corporate headquarters, which was sold and leased back.

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

   Interest income was $1.7 million in 1996 as compared to $3.8 million in 1995. The decrease is attributable to lower cash and short-term investment balances throughout 1996 and, consequently, a lower interest yield.

   Interest income was $3.8 million in 1995, up from $2.4 million in 1994. The increase, due to greater interest yields on higher cash and short-term investment balances, was partially offset by the collection of the 17% Cummings Point Industries, Inc. note receivable in August, 1995.

Other - Decreases in Other Expense in 1996 as compared to 1995 are attributable to significantly reduced or no additional reserve requirements related to (a) a lawsuit filed by a subcontractor of a former subsidiary and (b) uninsured costs to defend and settle asbestos claims against an inactive subsidiary (see Note 21(a) and (b) to the Consolidated Financial Statements) as well as a credit recognized in 1996 for a revised estimate of ESOP Premium. Partially offsetting these decreases were charges for costs related to the retirement of several of the Company's officers as well as the write-off of cost in excess of assets acquired of a minority owned investment (see Note 13 to the Consolidated Financial Statements).

   The increase in other expense in 1995 as compared to 1994 is due to several different factors (see Note 13 to the Consolidated Financial Statements). In 1995, the Company recorded a charge of $5.3 million to increase its reserve for the estimated future uninsured cost to defend and settle asbestos claims against an inactive subsidiary. In addition, in 1995 and 1994, the Company recorded charges of $2.4 million and $2.7 million to increase its reserves for the estimated costs (primarily legal defense) to resolve a lawsuit filed by a subcontractor to a former subsidiary. The determination of these reserves is subject to numerous uncertainties and judgments which are described in Note 21(a) and (b).

Income Taxes - The provision for income taxes in 1996 is based on reported earnings, adjusted to reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes and a provision for foreign taxes related to prior years' foreign operations. The tax benefit in 1995 reflects a tax provision based on an estimated annual effective tax rate, excluding expenses not deductible for tax. Additionally, $4.1 million and $7.7 million of tax valuation reserves were reversed in 1996 and 1995, respectively. These deferred taxes have been realized primarily as offsets against the current year's earnings and the gain on the sale of the Commercial Aviation business in 1995. The 1994 federal tax benefit resulted from the reversal of tax reserves for the IRS examination and the tax benefit for operating losses, net of a valuation allowance, less the federal tax provision of a majority owned subsidiary required to file a separate return.

Intangible Assets -- Intangible assets principally consist of the excess of the acquisition cost over the fair value of the net tangible assets of businesses acquired. In accordance with the guidance provided in APB No. 16, the Company assesses and allocates, to the extent possible, excess acquisition price to identifiable intangible assets and any residual is considered goodwill. A large portion of the intangible assets is goodwill which resulted from the 1988 LBO and merger, accounted for as a purchase, and represents the existing technical capabilities, customer relationships and ongoing business reputation that had been developed over a significant period of time. The Company believes that these relationships and the value of the Company's business reputation were and continue to be long-term intangible assets with an almost infinite life. Since the APB No. 17 limitation is 40 years, this period is used for amortization purposes for the majority of the goodwill. The value assigned to other identifiable intangible assets at the time of the LBO and merger in 1988 was amortized over applicable estimated useful lives and was fully amortized as of December 31, 1994.

Working Capital and Cash Flow

   Working capital at December 31, 1996 was $75.8 million compared to $64.7 million at December 31, 1995; the increase was primarily the result of expanded business volume. The ratio of current assets to current liabilities at December 31, 1996 was
1.51 compared to 1.42 at December 31, 1995.

   At December 31, 1996, $122.8 million of accounts receivable are restricted as collateral for the Contract Receivable
Collateralized Notes (the "Notes"). Additionally, $3.0 million of cash is restricted as collateral for the Notes and has been included in Other Assets on the balance sheet.

   Cash provided by continuing operations was $4.8 million compared to $13.8 million in 1995. This decrease was caused by the $14.0 million payment of federal and state income taxes on the gain on the sale of the Commercial Aviation business and a $6.9 million increase in accounts receivable which offset a significant increase in earnings in 1996 over 1995. Cash provided by continuing operations was $13.8 million in 1995 compared to cash used of $1.0 million in 1994. Numerous factors contributed to the change: (i) payment in cash of accrued interest on the 16% Subordinated Debentures in 1995 as opposed to payment in kind in 1994, (ii) a $15.2 million increase in earnings and (iii) a $6.9 million increase in accounts receivable. Current liabilities increased due to the accrual of income tax liability resulting from the gain on the sale of the Commercial Aviation business.

   Investing activities provided cash of $1.7 million in 1996. Additional proceeds from the sale of the Commercial Aviation business as well as the release of cash on deposit as collateral for letters of credit were partially offset by acquisitions and capital expenditures. In 1995, the proceeds from the sale of the Commercial Aviation business, the sale/leaseback of the Corporate headquarters facility and the collection of the Cummings Point Industries, Inc. note receivable all contributed to the $139.9 million of funds provided from investing activities. For the year 1994, investing activities used $22.2 million of cash, of which $14.3 million was used for the acquisition of businesses and another $3.7 million was used for the purchase of property and equipment.

   In 1996, financing activities utilized $11.8 million of cash, $9.7 million for the purchase of treasury shares, $1.3 million towards payment on indebtedness and $1.3 million expended to secure a $50.0 million line of credit. These uses were offset by the $0.5 million received on the loan to the ESOP. In 1995, the $126.9 million use of funds from financing activities consisted primarily of the utilization of the proceeds from the sale of the Commercial Aviation Business to redeem $106.0 million of 16% Junior Subordinated Debentures, the extinguishment of the mortgage on the Corporate headquarters, and the purchase of treasury shares. These uses were partially offset by funds provided from sale of stock to the ESOP of $17.5 million. For the year 1994, financing activities provided cash of $8.8 million. The sale of stock to the ESOP contributed $17.1 million of cash of which $4.5 million was used for payments on indebtedness, and $3.2 million was used to purchase treasury stock.

Liquidity and Capital Resources

   At December 31, 1996, the Company's debt totaled $104.2 million compared to $105.4 million at December 31, 1995, and $233.4 million at December 31, 1994. The decrease in debt from December 31, 1995 to December 31, 1996 reflects the minimum debt servicing requirements. The decrease in debt from December 31, 1994 to December 31, 1995 resulted from the redemption of $106.0 million of Junior Subordinated Debentures and the liquidation of the $18.2 million mortgage on the Company's headquarters building. The funds used for the liquidation of debt were obtained from the sale of the Commercial Aviation business, the sale/leaseback of the Company's headquarters building and the collection of the Cummings Point Industries, Inc. note receivable. The increase in debt for 1994 resulted principally from the pay-in-kind interest on the Junior Subordinated Debentures.

   Cash and short-term investments, down $5.3 million, totaled $25.9 million at December 31, 1996 as compared to $31.2 million at December 31, 1995. Income taxes paid on the gain on the sale of the Commercial Aviation business, $14.0 million, were offset by increases in cash flow resulting from increased profits. The increase in cash and short-term investments of $23.4 million from December 31, 1994 to December 31, 1995, resulted from the proceeds received on the sale of the Commercial Aviation business, funds obtained upon the sale/leaseback of the Corporate headquarters, and also from the collection of the Cummings Point Industries, Inc. note receivable. All of the aforementioned were offset by the Company's payment in cash of the June 1995 interest payment on its 16% Junior Subordinated Debentures and the redemption of the balance of the debentures outstanding in October 1995. The Company had a net decrease in cash and short-term investments of $4.0 million in 1994. The decrease for 1994 was caused to a large degree by net investments in acquired businesses of $14.3 million and an increase in accounts receivable and contracts in process of $22.5 million. The latter increase was largely attributable to a delay in finalizing the terms of a new contract and delays in a government finance office, both of which occurred in the fourth quarter of 1994.
The Company's cash flow was favorably impacted by $32.4 million in 1994 through the utilization of pay-in-kind interest on the Junior Subordinated Debentures and the sale of stock to the ESOP.

   The Company anticipates contributing up to $12.3 million in cash to the ESOP to satisfy funding obligations for 1997. The amount of the Company's annual contribution to the ESOP is determined by, and within the discretion of, the Board of Directors and may be in the form of cash, Common Stock or other qualifying securities. In accordance with ERISA requirements and the ESOP plan documents, in the event that an employee participating in the ESOP is terminated, retires, dies or becomes disabled while employed by the Company, the ESOP Trust or the Company is obligated to repurchase shares of Common Stock distributed to such former employee under the ESOP, until such time as the Common Stock becomes "Readily Tradable Stock," as defined in the ESOP plan documents. (See Note 7 to the Consolidated Financial Statements.) Through December 31, 1996, the Company was obligated to pay the higher of $27.00 per share or the fair market value at the time of repurchase for any such shares. To the extent the fair market value of a share was less than $27.00, the Company was committed to pay through December 31, 1996, up to an aggregate of $16.0 million, the difference ("Premium") between the fair market value and $27.00 per share. As of December 31, 1996, the Company had paid a total of $7.0 million of the premium to such former employees. As of December 31, 1996, fair market value was determined to be $23.70 per share (for shares with a control premium) for shares allocated in the years 1988 through 1993, and $20.00 per share (for shares without a control premium) for shares allocated in 1994 and 1995. Based on these values, the estimated aggregate annual commitment to repurchase shares from the ESOP participants as follows: $4.8 million in 1997, $7.3 million in 1998, $6.8 million in 1999, $7.7 million in 2000, $10.8 million in 2001 and $98.9 million thereafter. These amounts are subject to change based on the fair market value of the common stock and the actual number of retirements and terminating ESOP participants.

   The Company and its subsidiaries are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain personal injury, tax, environmental and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiaries are potentially liable for environmental, personal injury and contract dispute claims. In most cases, the Company and its subsidiaries have denied or believe they have a basis to deny, liability, and in some cases has offsetting claims against the plaintiffs, third parties or insurance carriers. The total amount of damages currently claimed by the plaintiffs in these cases, a portion of which is expected to be covered by insurance, is estimated to be approximately $122.0 million (including compensatory and punitive damages and penalties). The Company has estimated additional costs for unasserted claims related to these matters to be $38.5 million. The Company believes that the amount that will actually be recovered in these cases will be substantially less than the amounts claimed. After taking into account available insurance, the Company believes it is adequately reserved with respect to the potential liability for such claims. The Company has recorded $75.4 million at December 31, 1996, representing its best estimate of the minimum probable liability that will result from these matters. While it is not possible to predict with certainty the outcome of the litigation and other matters mentioned above, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial position or liquidity of the Company over the long-term. However, it is possible that the timing of the resolution of individual issues could result in a significant impact on the operating results and/or liquidity for an individual future reporting period. (See
Note 21 to the Consolidated Financial Statements.)

   At December 31, 1996, the Company had $104.2 million of debt, of which $100.0 million (the Contract Receivable Collateralized Notes, Series 1992-1) is scheduled to begin principal amortization on May 30, 1997. The Company and its wholly owned subsidiary, Dyn Funding Corporation ("DFC") have undertaken a series of refinancing transactions in order to repay the Series 1992-1 Notes, purchase all of the Company's Class C Preferred stock, approximately 128,000 shares of common stock and 1,806,000 stock warrants and also to provide funding for acquisitions. On March 17, 1997, the Company closed on the sale of $100.0 million of 9.5% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). On January 14, 1997, the Company accepted a conditional offer from one of the significant holders of the Series 1992-1 Notes to purchase from DFC, in a private transaction, up to $140.0 million of Contract Receivable Collateralized Notes, Series 1997-1. As proposed, the Series 1997-1 Notes will comprise a $50.0 million Class A Fixed Rate Note and a $90.0 million Class B Variable Rate Note, and will contain terms and conditions substantially identical to those of the Series 1992-1 Notes. Upon the closing of the Series 1997-1 Notes, the Company will simultaneously close on an amendment to its existing term note facility with Citicorp North America, Inc. to, among other things, reduce the loan commitment from $50.0 million to $15.0 million.

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

   Although the Company has made some progress toward diversification into non-defense business activities, the Company's largest single customer continues to be the Department of Defense representing 52% of revenue (both prime and subcontract) in 1996. Due to the procurement cycles of its customers (generally three to five years), the Company's revenues and margins are subject to continual recompetition. In a typical annual cycle approximately 20% to 30% of the Company's business will be recompeted and the Company will bid on several new contracts. Existing contracts can be lost or rewon at lower margins at any time and new contracts can be won. The net outcome of this bidding process, which in any one year can have a dramatic impact on future revenues and earnings, is impossible to predict. Also, if the U.S. Government budget is reduced or spending shifts away from locations or contracts for which the Company provides services, the Company's ability to retain current contracts or obtain new contracts could be significantly reduced.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Information with respect to this item is contained in the Company's Consolidated Financial Statements and Financial
Statement Schedules included elsewhere in this Annual Report on Form 10-K.

             Report of Independent Public Accountants

To DynCorp:

We have audited the accompanying consolidated balance sheets of DynCorp (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, permanent stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynCorp and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I and II listed in Item 14 of the Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Washington, D.C.,
March 21, 1997

                                                 ARTHUR ANDERSEN LLP

DynCorp and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                                  December 31,
Assets                                                          1996       1995
Current Assets:
 Cash and cash equivalents (Notes 1 and 5)                  $ 25,877   $ 31,151
 Accounts receivable and contracts in process
  (Notes 3, 4 and 5)                                         187,679    179,706
 Inventories of purchased products and supplies,
  at lower of cost (first-in, first-out) or market             1,030      1,383
 Prepaid income taxes (Note 14)                                2,804          -
 Other current assets                                          7,205      8,095
   Total Current Assets                                      224,595    220,335

Property and Equipment, at cost (Notes 1 and 19):
 Land                                                          1,621      1,621
 Buildings and leasehold improvements                          9,324      9,773
 Machinery and equipment                                      24,876     30,234
                                                              35,821     41,628
 Accumulated depreciation and amortization                   (16,737)   (22,600)
  Net property and equipment                                  19,084     19,028

Intangible Assets, net of accumulated amortization
   (Notes 1, 13 and 20)                                       48,927     50,689

Other Assets (Notes 5 and 21)                                 76,146     85,438

Total Assets                                                $368,752   $375,490

   See accompanying notes.

DynCorp and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
                                                                 December 31,
Liabilities and Stockholders' Equity                           1996        1995
Current Liabilities:
 Notes payable and current portion of long-term debt
  (Notes 3 and 5)                                           $    628   $  1,260
 Accounts payable (Note 3)                                    42,716     38,007
 Deferred revenue and customer advances (Note 1)               6,002      4,814
 Accrued income taxes (Notes 1, 3 and 14)                        354     11,374
 Accrued expenses (Note 6)                                    99,145    100,152
   Total Current Liabilities                                 148,845    155,607

Long-term Debt (Notes 3, 5 and 24)                           103,555    104,112

Deferred Income Taxes (Notes 1 and 14)                         4,079      2,917

Other Liabilities and Deferred Credits (Notes 3 and 21)       75,434     86,992

Contingencies and Litigation (Note 21)                             -          -

Temporary Equity:
Redeemable Common Stock at Redemption Value (Notes 7 and 24)
 ESOP Shares, 6,165,957 and 6,051,997 shares issued
  and outstanding in 1996 and 1995, respectively,
  subject to restrictions                                    136,343    100,481
 Management Investors, 2,082,078 shares issued and
  outstanding in 1995, subject to restrictions                     -     33,138
 Other, 125,714 shares issued and outstanding in 1996
  and 1995                                                     2,979      2,275

Permanent Stockholders' Equity:
 Preferred Stock, Class C 18% cumulative, convertible,
  $24.25 liquidation value (liquidation value including
  unrecorded dividends of $14,147 in 1996 and $11,863
  in 1995), 123,711 shares authorized, issued and
  outstanding (Notes 8 and 24)                                 3,000      3,000
 Common Stock, par value ten cents per share, authorized
  20,000,000 shares; issued 3,315,673 shares in 1996
  and 1,588,587 shares in 1995 (Note 9)                          332        159
 Common Stock Warrants (Note 10)                              11,139     11,305
 Paid-in Surplus                                             148,234    148,089
 Reclassification to temporary equity for redemption value  (138,694)  (135,110)
 Deficit                                                    (101,259)  (115,888)
 Common Stock Held in Treasury, at cost; 1,514,482 shares
  and 170,716 warrants in 1996 and 1,235,509 shares
  and 173,988 warrants in 1995                               (25,235)   (21,084)
 Unearned ESOP Shares (Note 12)                                    -       (503)
Total Liabilities and Stockholders' Equity                  $368,752   $375,490

   See accompanying notes.

DynCorp and Subsidiaries
Consolidated Statements of OperationsFor the Years Ended December 31 (Dollars in thousands, except per share data)

                                                       1996      1995   1994(a)
Revenues (Note 1):
 Information and Engineering Technology          $  271,538  $271,133  $192,062
 Aerospace Technology                               383,252   319,335   300,856
 Enterprise Management                              366,663   318,257   325,765
   Total revenues                                 1,021,453   908,725   818,683

Costs and expenses:
 Cost of services                                   970,163   871,317   783,121
 Corporate selling and administrative                18,241    18,705    16,887
 Interest expense                                    10,220    14,856    14,903
 Interest income                                     (1,752)   (3,804)   (2,398)
 Other (Note 13)                                      5,474    10,212     7,628
   Total costs and expenses                       1,002,346   911,286   820,141

Earnings (loss) from continuing operations
 before income taxes, minority interest
 and extraordinary item                              19,107    (2,561)   (1,458)
  Provision (benefit) for income taxes (Note 14) 5,893 (9,090) (2,236) Earnings from continuing operations before
 minority interest and extraordinary item            13,214     6,529       778
  Minority interest (Note 1)                          1,265     1,255     1,130
Earnings (loss) from continuing operations before
 extraordinary item                                  11,949     5,274      (352)
  Loss from discontinued operations, net of
   income taxes (Note 2)                                  -    (1,416)  (12,479)
  Gain on sale of discontinued operations, net
   of income taxes (Note 2)                           2,680     1,396         -
Earnings (loss) before extraordinary item            14,629     5,254   (12,831)
 Extraordinary loss from early extinguishment of
  debt, net of income taxes (Note 5)                      -    (2,886)        -
Net earnings (loss)                                  14,629  $  2,368  $(12,831)
Preferred Stock Class C dividends not declared
 or recorded (Notes 8 and 24)                        (2,284)   (1,915)   (1,606)
Common stockholders' share of earnings (loss)    $   12,345  $    453  $(14,437)

Earnings (Loss) Per Common Share (EPS) (Note 16)
 Primary and fully diluted:
  Continuing operations before extraordinary item$     0.82  $   0.29  $  (0.29)
  Discontinued operations                              0.23      0.00     (1.83)
  Extraordinary item                                      -     (0.25)        -
  Common stockholders' share of earnings (loss)  $     1.05  $   0.04  $  (2.12)

Supplementary EPS (b):
 Continuing operations before extraordinary item $     1.00
 Discontinued operations                               0.26       N/A       N/A
 Supplemental earnings per share                 $     1.26

(a) Restated for the discontinuance of the Commercial Aviation business (see Note 2).
(b) Supplementary EPS presented to reflect the conversion of the Class C Preferred stock and repurchase of common stock and warrants (see Notes 16 and 24).

See accompanying notes.



DynCorp and Subsidiaries
Consolidated Statements of Permanent Stockholders' Equity
For the Years Ended December 31
(Dollars in thousands)

                                                                                                            Reclassification
                                                                                                               to Temporary
                                                                                                                 Equity for
                                                                                                               Redemption
                                                                                          Common                 Value
                                                                    Preferred     Common   Stock     Paid-in  greater than
                                                                      Stock      Stock(a) Warrants  Surplus(a)Par Value (a)
Balance December 31, 1993                                             $3,000       $ 61   $15,119   $108,578   $(100,189)
  Stock issued under Restricted Stock Plan (Note 10)                                 10                  (10)
  Treasury stock purchased (Notes 7 and 9)                                                    (57)      (276)
  Stock issued under the Management Employees
    Stock Purchase Plan (Note 7)                                                                          (2)
  Warrants exercised (Note 10)                                                      147    (3,576)     3,796
  Accrued compensation (Note 10)                                                                       1,222
  Contribution of stock to Employee Stock Ownership Plan (Note 12)                  131               16,969
  Accrued interest on note receivable (Note 11)
  Net loss
  Reclassification to Redeemable Common Stock (Note 7)                             (268)                         (29,929)
Balance, December 31, 1994                                             3,000         81    11,486    130,277    (130,118)
  Stock issued under Restricted Stock Plan (Note 10)                                 26                 (242)
  Treasury stock purchased (Notes 7 and 9)
  Warrants exercised or canceled (Note 10)                                            7      (181)       175
  Contribution of stock to Employee Stock Ownership Plan (Note 12)                  121               17,879
  Payment received on Employee Stock Ownership Plan note (Note 12)
  Accrued interest on note receivable (Note 11)
  Collection of note receivable (Note 11)
  Net earnings
  Reclassification to Redeemable Common Stock (Note 7)                              (76)                          (4,992)
Balance, December 31, 1995                                             3,000        159    11,305    148,089    (135,110)
  Stock issued under Restricted Stock Plan (Note 10)                                 11                 (124)
  Treasury stock purchased (Notes 7 and 9)
  Warrants and stock options exercised (Notes 10 and 18)                              7      (166)       185
  Reclassification from Temporary Equity (Note 7)                                   166                           32,972
  Shares purchased by Employee Stock Ownership Plan
    on Internal Market (Note 7)                                                     (13)                          (1,874)
  Payment received on Employee Stock Ownership Plan note (Note 12)
  Other                                                                                                   84
  Net earnings
  Reclassification to Redeemable Common Stock (Note 7)                                2                          (34,682)
Balance, December 31, 1996                                            $3,000       $332   $11,139   $148,234   $(138,694)

                                                                                              Employee
                                                                                               Stock       Cummings
                                                                                             Ownership       Point
                                                                                             Plan  Loan   Industries
                                                                                  Treasury  and Unearned     Note
                                                                        Deficit     Stock    ESOP Shares  Receivable
Balance December 31, 1993                                             $(105,425)  $ (5,840)  $      -     $ (7,568)
  Stock issued under Restricted Stock Plan (Note 10)
  Treasury stock purchased (Notes 7 and 9)                                          (2,690)
  Stock issued under the Management Employees
    Stock Purchase Plan (Note 7)                                                        32
  Warrants exercised (Note 10)                                                        (319)
  Accrued compensation (Note 10)
  Contribution of stock to Employee Stock Ownership Plan (Note 12)
  Accrued interest on note receivable (Note 11)                                                             (1,375)
  Net loss                                                              (12,831)
  Reclassification to Redeemable Common Stock (Note 7)
Balance, December 31, 1994                                             (118,256)    (8,817)         -       (8,943)
  Stock issued under Restricted Stock Plan (Note 10)
  Treasury stock purchased (Notes 7 and 9)                                         (12,267)
  Warrants exercised or canceled (Note 10)
  Contribution of stock to Employee Stock Ownership Plan (Note 12)                            (13,750)
  Payment received on Employee Stock Ownership Plan note (Note 12)                             13,247
  Accrued interest on note receivable (Note 11)                                                               (951)
  Collection of note receivable (Note 11)                                                                    9,894
  Net earnings                                                            2,368
  Reclassification to Redeemable Common Stock (Note 7)
Balance, December 31, 1995                                             (115,888)   (21,084)      (503)           -
  Stock issued under Restricted Stock Plan (Note 10)                                    75
  Treasury stock purchased (Notes 7 and 9)                                          (4,226)
  Warrants and stock options exercised (Notes 10 and 18)
  Reclassification from Temporary Equity (Note 7)
  Shares purchased by Employee Stock Ownership Plan
    on Internal Market (Note 7)
  Payment received on Employee Stock Ownership Plan note (Note 12)                                503
  Other
  Net earnings                                                           14,629
  Reclassification to Redeemable Common Stock (Note 7)
Balance, December 31, 1996                                            $(101,259)  $(25,235)  $      -     $      -

(a) Restated to conform to the balance sheet presentation (see Note 1).

    See accompanying notes.



DynCorp and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31
(Dollars in thousands)
                                                       1996      1995    1994(a)
Cash Flows from Operating Activities:
 Net earnings (loss)                               $ 14,629 $   2,368  $(12,831)
 Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
   Depreciation and amortization (Note 1)             9,467    11,348    16,340
   Pay-in-kind interest on Junior Subordinated
    Debentures (Note 5)                                   -         -     8,787
   Loss, before tax, on purchase of Junior
    Subordinated Debentures (Note 5)                      -     4,786         -
   Payment of income taxes on gain on sale of the
    Commercial Aviation business                    (13,990)        -         -
   (Earnings) loss from discontinued operations
    (Note 2)                                         (2,680)       20    12,479
   Deferred income taxes                              1,478     4,959    (2,258)
   Accrued compensation under Restricted Stock Plan       -         -     1,222
   Noncash interest income                                -         -    (1,375)
   Change in reserves of businesses divested in 1988    825     7,700     2,318
   Other                                               (848)   (1,124)      604
   Change in assets and liabilities, net of
    acquisitions and dispositions:
     Increase in accounts receivable and contracts
      in process                                     (6,864)   (6,975)  (22,502)
     Decrease (increase) in inventories                 353      (340)     (466)
     (Increase) decrease in other current assets     (1,867)   (1,222)    5,648
     Increase (decrease) in current liabilities
      except notes payable and current portion of
      long-term debt                                  4,345    (7,756)   (8,896)
 Cash provided (used) by continuing operations        4,848    13,764      (930)
 Cash (used) provided by operating activities of
  discontinued operations                                 -    (3,375)   10,291
   Cash provided by operating activities              4,848    10,389     9,361

Cash Flows from Investing Activities:
 Sale of property and equipment                       1,093    16,294     1,944
 Proceeds received from notes receivable                  3     8,950         6
 Purchase of property and equipment                  (5,310)   (4,789)   (3,742)
 Deferred income taxes from "safe harbor"
  leases (Note 14)                                     (316)     (554)     (499)
 Assets and liabilities of acquired businesses
    (excluding cash acquired) (Notes 1 and 20)       (2,801)   (1,092)  (14,312)
 Proceeds from sale of discontinued operations
  (Note 2)                                            3,050   135,700         -
 Decrease (increase) in cash on deposit for
  letters of credit (Note 5)                          6,244    (3,307)      (21)
 Investing activities of discontinued operations          -   (11,439)   (4,781)
 Other                                                 (282)      176      (830)
   Cash provided (used) by investing activities       1,681   139,939   (22,235)

Cash Flows from Financing Activities:
 Treasury stock purchased (Note 7)                   (9,712)  (12,267)   (3,182)
 Payment on indebtedness                             (1,264)  (25,172)   (4,499)
 Redemption of Junior Subordinated Debentures (Note 5)    -  (105,971)        -
 Stock released to Employee Stock Ownership Plan
  (Note 12)                                             503    17,497    17,100
 Treasury stock sold                                      -         -       159
 Deferred financing expenses (Note 5)                (1,310)     (864)        -
 Financing activities of discontinued operations          -      (228)     (697)
 Other                                                  (20)       90       (41)
   Cash (used) provided by financing activities     (11,803) (126,915)    8,840
Net (Decrease) Increase in Cash and Cash Equivalents (5,274)   23,413    (4,034)
Cash and Cash Equivalents at Beginning of the Year   31,151     7,738    11,772
Cash and Cash Equivalents at End of the Year       $ 25,877 $  31,151  $  7,738

(a) Restated for the discontinuance of the Commercial Aviation business (see Note 2).

    See accompanying notes.


DynCorp and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1996

(1) Summary of Significant Accounting Policies

Principles of Consolidation -- All majority-owned subsidiaries have been included in the financial statements and all significant intercompany accounts and transactions have been eliminated (see Note
2). Outside investors' interest in the majority-owned subsidiaries is reflected as minority interest. Investments less than 50% owned are accounted for using the equity method of accounting.

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

    It is the Company's policy to defer labor and related costs incurred in connection with the phase-in/start-up of new contracts (after the award of the contract) when such costs are significant to the contract and are not reimbursed separately by the customer.
These deferred costs for contracts awarded through 1995 are generally amortized over the original contract period and option years which are considered probable to be exercised. Phase-in/start-up costs deferred on contracts awarded after 1995 are amortized over the original contract period only, excluding option years.

Property and Equipment -- The Company computes depreciation and amortization using both straight-line and accelerated methods. The estimated useful lives used in computing depreciation and amortization on a straight-line basis are: building, 15-33 years; machinery and equipment, 3-20 years; and leasehold improvements, the lesser of the useful life or the term of the lease. Accelerated depreciation is based on a 150% declining balance method with light-duty vehicles assigned a three-year life and machinery and equipment assigned a five-year life. Depreciation and amortization expense was $4,310,000 for 1996, $5,100,000 for 1995 and $4,978,000 for 1994.

    Cost of property and equipment sold or retired and the related accumulated depreciation or amortization is removed from the accounts in the year of disposal, and any gains or losses are reflected in the consolidated statements of operations. Expenditures for maintenance and repairs are charged to expense as incurred, and major additions and improvements are capitalized. During 1996, approximately $3,200,000 of machinery and equipment assigned to a contract which was lost in recompetition early in 1996 was either sold or retired. The net book value of the equipment, $520,000, netted with the proceeds received, has been reported in Cost of Services in the Consolidated Statement of Operations.

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

    At December 31, 1996, intangible assets consist of $46,700,000 of unamortized goodwill and $2,227,000 of value assigned to contracts. Goodwill is being amortized on a straight-line basis over periods up to forty years ($44,735,000 forty years, $152,000 thirty years, $1,619,000 fifteen years and $194,000 ten years).
Amortization expense was $2,814,000 (see Note 13 (a)), $2,081,000 and $4,343,000 (see Note 13(a)) in 1996, 1995 and 1994, respectively.
Amounts allocated to contracts are being amortized over the lives of the contracts for periods up to ten years. Amortization of amounts allocated to contracts was $617,000, $624,000 and $2,051,000 in 1996,
1995 and 1994, respectively. Cumulative amortization of $16,599,000 and $30,512,000 has been recorded through December 31, 1996, of goodwill and value assigned to contracts, respectively.

    The Company assesses potential impairment of intangible assets, including goodwill, when events or circumstances indicate the carrying. amount of an asset may not be recoverable. The
Company uses an estimate of its future undiscounted cash flows to evaluate whether the intangible assets, including goodwill, are recoverable. The amount of impairment, if any, is measured based on projected discounted cash flows using a discount rate reflecting the Company's average cost of funds.

Income Taxes -- As prescribed by Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," the Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, less valuation allowances, if required.

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

Employee Stock Ownership Plan -- The Company has adopted Statement of Position (SOP) 93-6, "Employers Accounting for Employee Stock
Ownership Plans."

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

Long-Lived Assets -- SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain intangibles be reviewed for impairment when events or circumstances indicate the carrying amount of an asset may not be recoverable. The Company's practice is consistent with the guidelines as set forth in the Statement.

Stock Options -- SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for fiscal years beginning after December 15, 1995. The Statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company has opted to account for its stock option plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." By doing so, the Company will make proforma disclosure of net earnings and earnings per share as if the fair value based method for accounting defined in Statement 123 had been applied (see Note 18).

New Accounting Pronouncements -- SFAS No. 128, "Earnings per Share," was issued in February 1997 and is effective for financial statements issued after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior years. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS, requires a dual presentation on the face of the income statement and requires a reconciliation of basic EPS computation to diluted EPS. Had SFAS No. 128 been effective for financial statements issued December 31, 1996, basic and diluted EPS would have been $1.46 and $1.05, respectively.

Consolidated Statements of Cash Flows -- For purposes of these statements, short-term investments which consist of government treasury bills and time deposits with a maturity of ninety days or less are considered cash equivalents. Cash and short-term investments at December 31, 1996 exclude $3,000,000 of restricted cash which is classified as Other Assets.

Classification -- Consistent with industry practice, assets and liabilities relating to long-term contracts and programs are classified as current although a portion of these amounts is not expected to be realized within one year.

    Cash paid for income taxes was $20,680,000 for 1996, $3,140,000 for 1995 and $1,145,000 for 1994.

    Cash paid for interest, excluding the interest paid under the Employee Stock Ownership Plan term loan, was $9,485,000 for 1996, $14,150,000 for 1995 and $10,984,000 for 1994. The increase in 1995 over prior years resulted from the payment in cash (as opposed to payment-in-kind) of interest on the Company's 16% Junior Subordinated Debentures (see below).

    Noncash investing and financing activities consist of the following (in thousands):

                                               1996     1995     1994
Acquisitions of businesses:
   Assets acquired                          $ 4,998  $ 2,772  $30,302
   Liabilities assumed                       (1,498)  (1,680) (15,990)
   Cash acquired                               (699)       -        -
   Net cash                                   2,801  $ 1,092  $14,312
Pay-in-kind interest on Junior
 Subordinated Debentures (Note 5)           $     -  $     -  $ 8,787
Unissued common stock under
 restricted stock plan (Note 10)            $     -  $     -  $ 1,222
Capitalized equipment leases and
 notes secured by property and equipment    $     -  $     -  $   121

Change in Presentation of Stockholders' Accounts -- The presentation of the stockholders' accounts in the balance sheets has been revised as a result of classifying the management investor shares as Permanent Equity due to the establishment of the Internal Market, thus ending the Company's obligation to purchase these shares upon an employee's termination (see Note 7).

Change in Presentation of Consolidated Statement of Operations -- Certain deminimus items have been reclassified from Other Expense to Cost of Services in the Consolidated Statement of Operations and the prior year data has been changed to conform with this presentation.

(2)   Discontinued Operations

    During 1995, the Company sold all of its subsidiaries engaged in the commercial aircraft maintenance and ground handling activities, i.e., the Commercial Aviation business. At December 31, 1995, certain contingencies existed regarding the final sales prices of both the maintenance and ground handling businesses. Additionally, the Company retained certain contingent liabilities which included general warranties and representations and certain specific issues regarding environmental, insurance and tax matters. During 1996, the Company recorded a net gain of $2,680,000 related to the resolution of some of these outstanding issues as well as the adjustment of estimated reserves recorded at disposition.

    The components of discontinued operations on the statements of operations are as follows (in thousands):

                                                       Years Ended December 31,
                                                       1996   1995(a)      1994
  Revenues                                          $     -  $130,709  $203,389
  Cost of services (b)                                    -   123,698   195,109
  Interest expense and other (d)                          -     7,236    14,237
  Asset impairment (c)                                    -         -     9,492
  Pre-tax gain on sale of discontinued operations    (3,448)  (29,998)        -
  Income tax provision (benefit)                        768    29,793    (2,970)
  Gain (loss) from discontinued operations          $ 2,680  $    (20) $(12,479)

    (a) The results of operations for 1995 are not comparable to 1994 due to the interim divestitures of the maintenance and ground handling operations.

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

    (c) After posting four consecutive years of operating losses at its Aircraft Maintenance unit, the Company concluded it had suffered a partial impairment of its investment in this unit. Accordingly, it recorded an estimate of the applicable goodwill ($5,242,000) and other assets ($4,250,000) that would be written down in the event the consolidation or shut-down of one of the facilities became necessary. The amount of goodwill represents the unamortized balance as of December 31, 1994, of the goodwill allocated to the maintenance unit in Florida at the time of the Company's 1988 LBO and merger. The amount of write-down of other assets consists of estimated losses to dispose of the inventory, property and equipment and to otherwise reserve for shut-down/consolidation of facilities.

    (d) The Company has charged interest expense to discontinued operations of $7,950,000 and $10,715,000 in 1995 and 1994, respectively. The interest expense charged is the sum of the interest on the debt of the discontinued operations assumed by the buyers plus an allocation of other consolidated interest that was not directly attributable to the continuing operations of the Company. The amount allocated was based on the ratio of net assets of the discontinued operations to the sum of total net assets of the Company plus consolidated debt other than debt of the discontinued operations that was assumed by the buyer and debt that was not directly attributed to any other operations of the Company. Subsequent to the discontinuance, the allocated interest (and applicable debt) was substantially eliminated by using the proceeds of the sale to pay off DynCorp debt in amounts substantially equal to the amounts used to allocate interest to the discontinued business activities.

    The sale of the subsidiaries resulted in a partial termination of the ESOP and termination of all active participants of the subsidiaries. These employees were entitled to put their ESOP shares (approximately 493,000 shares) sooner than had been previously anticipated. These shares have been included in the estimated annual repurchase commitment reported in Note 7, Redeemable Common Stock.

(3)   Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

    Accounts Receivable, Accounts Payable and Accrued Income Taxes - The carrying amount approximates the fair value due to the short maturity of these instruments.

    Long-term debt and other liabilities - The fair value of the Company's long-term debt is based on the current rate as if the issue date were December 31, 1996 and 1995 for its Collateralized Notes. For the remaining long-term debt (see Note 5) and other liabilities, the carrying amount approximates the fair value.

The estimated fair values of the Company's financial instruments at December 31, are as follows (in thousands):

                                               1996              1995
                                        Carrying   Fair   Carrying   Fair
                                         Amount   Value    Amount   Value
  Cash and short-term investments      $ 25,877 $ 25,877 $ 31,151 $ 31,151
  Accounts receivable                   187,679  187,679  179,706  179,706
  Accounts payable                       42,716   42,716   38,007   38,007
  Accrued income taxes                      354      354   11,374   11,374
  Long-term debt and other liabilities  103,855  103,855  104,112  105,584

(4)  Accounts Receivable and Contracts in Process

  The components of accounts receivable and contracts in process were as follows at December 31 (in thousands):

                                                            1996       1995
  U.S. Government:
   Billed and billable                                  $108,301   $109,937
   Recoverable costs and accrued profit on progress
     completed but not billed                             26,473     26,130
   Retainage due upon completion of contracts              2,343      1,901
                                                         137,117    137,968
  Other Customers (primarily subcontracts from
   U.S. Government prime contractors and other state,
    local and quasi-government agencies):
   Billed and billable (less allowance for doubtful
    accounts of $229 in 1996 and $9 in 1995)              42,689     32,479
   Recoverable costs and accrued profit on progress
    completed but not billed                               7,873      9,259
                                                          50,562     41,738
                                                        $187,679   $179,706

  Billed and billable include amounts earned and contractually billable at year-end but which were not billed because customer invoices had not yet been prepared at year-end. Recoverable costs and accrued profit not billed is composed primarily of amounts recognized as revenues, but which are not contractually billable at the balance sheet dates. It is expected that all amounts at December 31, 1996 will be collected within one year except for approximately $10,794,000.

(5)  Long-term Debt

  At December 31, 1996 and 1995, long-term debt consisted of (in thousands):

                                                        1996      1995
  Contract Receivable Collateralized Notes,
   Series 1992-1                                    $100,000  $100,000
  Mortgages payable                                    3,461     3,802
  Notes payable, due in installments through
    2002, 11.43% weighted average interest rate          722     1,570
                                                     104,183   105,372
  Less current portion                                   628     1,260
                                                    $103,555  $104,112

Debt maturities as of December 31, 1996, were as follows (in thousands):

               1997                                 $     628
               1998                                       494
               1999                                       297
               2000                                    50,328
               2001                                       218
               Thereafter                              52,218
                                                    $ 104,183

  On January 23, 1992, the Company's wholly owned subsidiary, Dyn Funding Corporation (DFC), completed a private placement of
$100,000,000 of 8.54% Contract Receivable Collateralized Notes,
Series 1992-1 (the "Notes").  The Notes are collateralized by the right to receive proceeds from certain U.S. Government contracts and certain eligible accounts receivable of commercial customers of the
Company and its subsidiaries.   Credit support for the Notes is
provided by overcollateralization in the form of additional receivables. The Company retains an interest in the excess balance of receivables through its ownership of the common stock of DFC. Interest payments are made monthly with monthly principal payments originally scheduled to begin February 28, 1997 but extended to May
30, 1997. (The period between January 23, 1992 and January 30, 1997 is referred to as the Non-Amortization Period.) The Company has secured financing (9 1/2% Senior Notes) and also has available its revolving credit facility to satisfy the maturity obligations of the debt.
At December 31, 1996, the debt remains classified as long-term.

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

  At December 31, 1996, $122,786,000 of accounts receivable are restricted as collateral for the Notes. Additionally, $3,000,000 of cash is restricted as collateral for the Notes and has been included in Other Assets on the balance sheet at December 31, 1996 and December 31, 1995. Also classified as Other Assets on the balance sheet at December 31, 1995 is $6,244,000 of cash restricted as collateral for letters of credit. During 1996, these letters of credit had expired or were replaced by letters of credit with no collateral requirements and the funds were subsequently released.

  In March 1996, the Company amended and restated its existing $20,000,000 line of credit with Citicorp North America, Inc. to provide for a $50,000,000 revolving credit facility to meet working capital and capital expenditure requirements and fund acquisitions. The facility matures in four years, with no payments required until the end of the second year. As of December 31, 1996, the Company had incurred $1,310,000 of deferred debt expense related to the amended credit facility. The agreement contains customary restrictions on the ability of the Company to undertake certain activities, such as the incurrence of additional debt, the payment of dividends on or the repurchase of the Company's common stock, the merger of the Company into another company, the sale of substantially all of the Company's assets, and the acquisition of the stock or substantially all of the assets of another company.
The agreement also stipulates that the Company must maintain certain financial ratios, including specified ratios of earnings to interest expense, earnings to fixed charges, and debt to earnings. The Company utilized this credit facility sporadically throughout 1996, never exceeding $5,000,000 in borrowings at any given point in time. There were no borrowings under this line of credit at December 31, 1996.

  During 1995, the Company repurchased or called all of the outstanding 16% Junior Subordinated Debentures. The Company has recorded an extraordinary loss of $2,886,000, net of an income tax benefit of $1,900,000 consisting primarily of the write-off of unamortized discount or deferred financing costs and also various transaction costs. The Debentures were scheduled to mature on June 30, 2003, and bore interest at 16% per annum, payable semi-annually. The Company could, at its option, prior to September 9, 1995, pay the interest either in cash or issue additional Debentures. During 1994, $15,329,000 of additional Debentures were issued in lieu of cash interest payments (includes $6,542,000 allocated to discontinued operations).

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

  Deferred debt issuance costs are being amortized using the effective interest rate method over the terms of the related debt. At December 31, 1996, unamortized deferred debt issuance costs were $1,271,000 and amortization for 1996, 1995 and 1994 was $829,000,
$743,000 and $324,000, respectively.

(6)  Accrued Expenses

  At December 31, 1996 and 1995, accrued expenses consisted of the following (in thousands):

                                                1996     1995
  Salaries and wages                        $ 44,044 $ 42,063
  Insurance                                   14,768   14,921
  Interest                                     4,447    4,541
  Payroll and miscellaneous taxes              8,508    9,402
  Accrued contingent liabilities and
   operating reserves  (see Note 21)          19,969   24,015
  Other                                        7,409    5,210
                                            $ 99,145 $100,152

(7)  Redeemable Common Stock

  Common stock which is redeemable has been reflected as Temporary Equity at the redeemable value at each balance sheet date and consists of the following:

                                 Balance at                       Balance at
                       RedeemableDecember 31,          Redeemable December 31,
               Shares    Value       1996      Shares     Value        1995
ESOP Shares   3,520,037 $23.70   83,424,877   3,535,195 $18.10     63,987,030
              2,645,920  20.00   52,918,400   2,516,802  14.50     36,493,629
              6,165,957         136,343,277   6,051,997           100,480,659

Management                                       21,287 109.64      2,333,907
Investor Shares                                 256,196  18.10      4,637,148
                                              1,804,595  14.50     26,166,628
                                              2,082,078            33,137,683

Other Shares    125,714  23.70    2,979,422     125,714  18.10      2,275,423


ESOP Shares

  In accordance with ERISA regulations and the Employee Stock
Ownership Plan (the Plan) documents, the ESOP Trust or the Company is obligated to purchase vested common stock shares from ESOP participants (see Note 12) at the fair value (as determined by an independent appraiser) as long as the Company's common stock is not publicly traded. The shares initially bought by the ESOP in 1988 were bought at a "control price," reflecting the higher price that buyers typically pay when they buy an entire company (as the ESOP and other investors did in 1988). A special provision in the ESOP's 1988 agreement permits participants to receive a "control price" when they sell these shares back to the Company under the ESOP's "put option" provisions. This "control price," determined by the appraiser as of December 31, 1996, was $23.70 per share. The additional shares received by the ESOP in 1993 through 1995 were at a "minority interest price," reflecting the lower price that buyers typically pay when they are buying only a small piece of a company (as the ESOP did in these years). Participants do not have the right to sell these shares at the "control price." The minority interest price determined by the independent appraiser as of December 31, 1996 was $20.00 per share. Participants receive their vested shares upon retirement, becoming disabled, or death, over a period of one to five years and for other reasons of termination over a period of one to ten years, all as set forth in the Plan documents. In the event the fair value of a share is less than $27.00, the Company was committed to pay, through December 31, 1996, up to an aggregate of $16,000,000, the difference (Premium) between the fair value and $27.00 per share. The Company estimated a total Premium of $8,500,000 and recorded the Premium as Other Expense in the Consolidated Statements of Operations in 1989 through 1994 (see Note 13). As of December 31, 1996, the Company had expended $6,976,000 of the $8,500,000 Premium. In the fourth quarter of 1996, the Company reversed $1,250,000, revising its estimated ESOP Premium. The remaining liability represents the Company's obligation to honor the Premium commitment to ESOP participants who were grandfathered in due to minor administrative changes in the plan in 1995. From October 1990 through May 1996, the Company had purchased 633,453 shares from participants. In June
1996, the ESOP Trust began purchasing participants' shares at fair value, utilizing the cash available from the Company's 1996 contribution (see Note 12), while the Company continued to pay the premium. Based on the fair values of $23.70 and $20.00 per share at December 31, 1996, the estimated aggregate annual commitment to repurchase shares from the ESOP participants upon death, disability, retirement and termination is as follows: $4,814,000 in 1997, $7,326,000 in 1998, $6,750,000 in 1999, $7,757,000 in 2000, $10,795,000 in 2001
and $98,901,000 thereafter. Under the Subscription Agreement with the ESOP dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase. At December 31, 1996 and 1995, 6,165,957 and 6,051,997 shares, respectively, were outstanding and included in Redeemable Common Stock.

Management Investors Shares

  Redeemable common stock held by management investors includes those shares acquired by management investors pursuant to the merger in 1988, shares earned through the Restricted Stock Plan (see Note 10) and shares issued through the Management Employees Stock Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan allowed employees in management, supervisory or senior administrative positions to purchase shares of the Company's common stock along with warrants at current fair value. The Board of Directors was responsible for establishing the fair value for purposes of the Stockholders Agreement and the Stock Purchase Plan. The Stock Purchase Plan was discontinued in 1994. Treasury stock, which the Company acquired from terminated employees who had previously purchased shares from the Company, was issued to employees purchasing stock under the Stock Purchase Plan. Under the DynCorp Stockholders Agreement adopted in March 1994 and which expires in March 1999, the Company was committed, upon an employee's termination of employment, to purchase common stock shares held by employees pursuant to the merger, through the Stock Purchase Plan or through the Restricted Stock Plan. In May 1995, the Board of Directors, with the consent of the Class C Preferred stockholder, approved the establishment of an Internal Market as a replacement for the resale procedures included in the DynCorp Stockholders Agreement. In May 1996, the Securities and Exchange Commission approved the registration of shares for trading on the Internal Market, thus releasing the Company from its obligation to repurchase any management or restricted stock shares. Therefore, the management investor shares have been reclassified from Temporary Equity (at the redemption value) to Permanent Equity (at par value) as of December 31, 1996.

  The share price at December 31, 1995 for the Management Investor and Stock Purchase shares was $14.50 per common share and $109.64 for
each share for which warrants had   not been exercised (one share of
common stock at $14.50 per share plus 6.6767 warrants at $14.25 per warrant). At December 31, 1995, 2,082,078 shares were outstanding and included in Redeemable Common Stock.

Other Shares

  In conjunction with the acquisition of Technology Applications, Inc. in November 1993, the Company issued put options on 125,714 shares of common stock. The holder may, at any time commencing on December 31, 1998 and ending on December 31, 2000, sell these shares to the Company at a price per share equal to the greater of $17.50; or, if the stock is publicly traded, the market value at a specified date; or, if the Company's stock is not publicly traded, the fair value at the time of exercise. At December 31, 1996 and 1995, 125,714 shares of common stock were outstanding and included in Redeemable Common Stock.

  Following are the changes in Redeemable Common Stock for the three years ended December 31, 1996 (in thousands):

                                                   Redeemable Common Stock
                                                             Management
                                              Other    ESOP   Investors  Total
Balance, December 31, 1993                  $  2,200 $ 68,745 $ 29,685 $100,630
 Treasury stock purchased                              (2,344)    (301)  (2,645)
 Stock issued under Management Employee
  Stock Purchase Plan                                               37       37
 Warrants exercised (Note 10)                                    3,944    3,944
 Contribution of stock to ESOP (Note 12)               17,100            17,100
 Adjustment of shares to fair value               88    2,837    8,837   11,762
Balance, December 31, 1994                     2,288   86,338   42,202  130,828
 Treasury stock purchased                              (2,904)  (9,336) (12,240)
 Warrants exercised (Note 10)                                      179      179
 Contribution of stock to ESOP (Note 12)               18,000            18,000
 Adjustment of shares to fair value              (13)    (953)      93     (873)
Balance, December 31, 1995                     2,275  100,481   33,138  135,894
 Reclassification to permanent equity                          (33,138) (33,138)
 Treasury Stock purchased                                (290)             (290)
 Shares purchased on Internal Market                    1,887             1,887
 Adjustment of shares to fair value              704   34,265            34,969
Balance, December 31, 1996                  $  2,979 $136,343 $      - $139,322

(8)   Preferred Stock Class C

  Class C Preferred Stock is convertible, at the option of the holder, into one share of common stock, adjusted for any stock splits, stock dividends or redemption. At conversion, the holder of Class C Preferred Stock is also entitled to receive such warrants as have been distributed to the holders of the common stock. Dividends accrue at an annual rate of 18%, compounded quarterly. At December 31, 1996, cumulative dividends of $11,147,000 have not been recorded or paid. Dividends will be payable only in the event of a liquidation of the Company or when cash dividends are declared with respect to common stock and only in an aggregate amount equal to the aggregate amount of dividends that such holder would have been entitled to receive if such Class C Preferred Stock had been converted into common stock. The holder of Class C Preferred Stock is entitled to one vote per share on any matter submitted to the holders of common stock for stockholder approval. In addition, so long as any Class C Preferred Stock is outstanding, the Company is prohibited from engaging in certain significant transactions without the affirmative vote of the holder of the outstanding Class C Preferred Stock. In February 1997, the ESOP purchased all of the Class C Preferred Stock which was immediately converted into Common Stock (see Note 24).

(9)   Common Stock

  At December 31, 1996, Common Stock includes those shares issued to outside investors, management investor shares (i.e. shares issued through the Restricted Stock Plan and Management Employees Stock Purchase Plan) and any ESOP shares which have been purchased by the Company and are being held as treasury stock. This differs from the December 31, 1995 classification of Common Stock which excluded the management investor shares outstanding (see Note 7).

(10)  Common Stock Warrants and Restricted Stock

  The Company initially issued warrants on September 9, 1988 to the Class C Preferred stockholder and to certain common stockholders to purchase a maximum of 5,891,987 shares of common stock of the Company. The warrants issued to Class C Preferred stockholder and to certain common stockholders were recorded at their fair value of $2.43 per warrant and warrants issued to a lender were recorded at $3.28 per warrant. Each warrant is exercisable to obtain one share of common stock. The stockholder may exercise the warrant and pay in cash the exercise price of $0.25 for one share of common stock or may sell back to the Company a sufficient number of the exercised shares to equal the value of the warrants to be exercised. During 1996, 68,253 warrants were exercised and 4,254,196 warrants were outstanding at December 31, 1996. Rights under the warrants lapse no later than September 9, 1998. In February 1997, the ESOP purchased all the Class C Preferred Stock which was immediately converted into Common Stock (see Note 24).

  The Company had a Restricted Stock Plan (the Plan) under which management and key employees could be awarded shares of common stock based on the Company's performance. The Company initially reserved 1,023,037 shares of common stock for issuance under the Plan. Under the Plan, Restricted Stock Units (Units) were granted to participants who were selected by the Compensation Committee of the Board of Directors. Each Unit entitled the participant upon achievement of the performance goals (all as defined) to receive one share of the Company's common stock. Units could not be converted into shares of common stock until the participant's interest in the Units had vested. Vesting occurred upon completion of the specified periods as set forth in the Plan. In 1994, the Company accrued as compensation expense $1,222,000 under the Plan which was charged to Cost of Services and Corporate Selling and Administrative Expenses. At December 31, 1995, 417,265 shares were unissued and were included in Redeemable Common Stock-Management Investors (see Note 7).


(11)  Cummings Point Industries, Inc. Note Receivable

     The Company loaned $5,500,000 (the "Note") to Cummings Point Industries, Inc., of which Capricorn Investors, L.P. ("Capricorn") owns more than 10%. By separate agreement and as security to the Company, Capricorn agreed to purchase the Note from the Company upon three months' notice, for the amount of outstanding principal plus accrued interest. As additional security, Capricorn's purchase obligation was collateralized by certain common stock and warrants issued by the Company and owned by Capricorn. The Note, which had previously been reflected as a reduction in stockholders' equity, was paid in full in August, 1995.

(12)  Employee Stock Ownership Plan

  In September 1988, the Company established an Employee Stock Ownership Plan (the Plan). The Company borrowed $100 million and loaned the proceeds, on the same terms as the Company's borrowings, to the Plan to purchase 4,123,711 shares of common stock of the Company (the ESOP loan). The common stock purchased by the Plan was held in a collateral account as security for the ESOP loan from the Company. The Company was obligated to make contributions to the Plan in at least the same amount as required to pay the principal and interest installments under the Plan's borrowings. The Plan used the Company contributions to repay the principal and interest on the ESOP loan. As the ESOP loan was liquidated, shares of the Company's common stock were released from the collateral account and allocated to participants of the Plan. As of December 31, 1993, the loan was fully repaid.

  In accordance with subsequent amendments to the Plan, the Company contributed an additional 25,000 shares of common stock in December 1993 and in 1994 contributed cash of $17,435,000 which the ESOP used to acquire 1,312,459 shares and to pay interest and administrative expenses. In 1995, the Company sold 1,208,059 additional shares of common stock to the ESOP for $4,250,000 cash and $13,750,000 in the form of a note receivable. Payments on the note through December 31, 1995 were $13,247,000. The unpaid balance on the note receivable from the ESOP has been reflected as a reduction in stockholders' equity at December 31, 1995. In 1996, the Company contributed $13,670,000 in cash to the ESOP. Utilizing the Company's 1996 contribution, the ESOP paid the balance of the note to the Company, releasing 33,763 shares from the collateral account, and has thus far expended $4,849,000 of the remaining contribution to purchase 130,177 shares of the Company's stock on the newly established Internal Market, acquire 122,117 shares put for redemption by retired and terminated participants and to pay administrative expenses. It is the Company's intention for the ESOP to completely satisfy its future stock purchase requirements by way of the Internal Market or direct purchase and with shares put by retired or terminated participants and not through the issue of new shares by the Company.

  The Plan covers a majority of the employees of the Company. Participants in the Plan become fully vested after four years of
service.   All of the 6,921,523 shares acquired by the ESOP have been either issued or allocated to participants as of December 31, 1996. The Company recognizes ESOP expense each year based on the fair value of the shares committed to be released. In 1996, 1995 and 1994, cash contributions to the ESOP were $13,670,000, $17,497,000 and $17,435,000, respectively. These amounts were charged to Cost of Services and Corporate Selling and Administrative Expenses.

(13)  Other Expenses

                                                   Years Ended December 31,
                                                          (in thousands)
                                                      1996     1995     1994
     Amortization of costs in excess
       of net assets acquired (see Note 1)         $ 1,560  $ 2,143  $ 2,347
     ESOP Repurchase Premium (see Note 7)           (1,250)            1,323
     Write-off of investment in
       unconsolidated subsidiary (a)                 1,286             3,250
     Legal and other expense accruals
       associated with an acquired business (b)                       (1,830)
     Costs associated with businesses discontinued
       in 1988 and prior years
          - Asbestos liability issues (c)                     5,300
          - Subcontractor suit (d)                     750    2,400    2,665
          - Environmental costs (see Note 21(b))        75              (347)
     Termination costs (e)                           3,299
     Miscellaneous                                    (246)     369      220
          Total Other                              $ 5,474  $10,212  $ 7,628

  (a) In June 1994 the Company paid $3,000,000 for a 25% interest in Composite Technology, Inc. ("CTI") and recorded $1,375,000 of goodwill in conjunction with the investment. The investment in CTI allowed the Company to receive the unrestricted North American license for a particular aircraft repair technology which was fundamental to several existing contracts and bids in process. Since 1994, the volume of business in this area has declined and the Company has determined the goodwill associated with this investment has been impaired. Accordingly, the unamortized balance at December 31, 1996, $1,286,000, has been charged to Other Expense. At this time, the Company does not believe the underlying equity in the 25% investment in CTI has been impaired.

      The Company initially invested in Business Mail Express, Inc. ("BME") in April 1992. In June 1994, the Company paid an additional $1,250,000 to increase its holdings in the subsidiary from 40% to 50.1% and the subsidiary concurrently borrowed $6,000,000 from another investor. The total acquisition cost exceeded the underlying equity in net assets by $2,582,000. The subsidiary's stockholders' agreement defined certain trigger events which, upon their occurrence, transferred control of the subsidiary from DynCorp to the other shareholders. These trigger events occurred in the fourth quarter of 1994 and the subsidiary's lenders called the loans in 1995. These actions, coupled with financial and cash flow projections provided by the subsidiary's management, led the Company to determine that its investment had been permanently impaired. As such, $3,250,000 representing the investment and excess purchase price was charged to Other Expenses in 1994. The investment was disposed of in 1995 for book value.

  (b) In 1993, expenses were incurred and an accrual was established for estimated future legal costs and possible fines and penalties associated with a federal investigation of an allegation that false statements were made in connection with a pricing proposal submitted by an acquired business prior to its acquisition in 1991. The investigation was concluded in 1994 with the government finding no basis for prosecution. As a consequence, the Company not only recovered a portion of its prior expenses, but also avoided any fines and penalties; consequently, the unused portion of the accrual was reversed in 1994.

  (c) Reserves for potential uninsured costs to defend and settle future asbestos claims against a former subsidiary (see Note 21(a)).
      This adjustment was recorded in the fourth quarter 1995 because of the following events which occurred in that period.

      (i) During November 1995, the subsidiary involved in the asbestos litigation received two significant unfavorable jury verdicts. (These cases are currently under appeal.)

      (ii) During the fourth quarter, the Company became aware of approximately 1,100 additional law suits filed immediately prior to the September 1, 1995 effective date of the Texas Tort Reform Act. (The Company believes this surge was attributable to the Texas tort reform legislation as described in Note 21
            (a).) The Company was not notified of these cases until the fourth quarter of 1995 due to an administrative backlog in the Texas court system caused by the tremendous volume of cases filed prior to the September 1, 1995 effective date of the Texas tort reform legislation.

      (iii) During the fourth quarter, the Company received notification from one of the subsidiary's primary insurance carriers to the effect that the carrier considered its coverage to be exhausted and that it was withdrawing its prior verbal commitment to a negotiated settlement of its coverage limits and obligations to defend.

      These events precipitated a reassessment (increase) of the estimated minimum claim liability and a greater concern as to the full recovery of all claims from the carriers. After consulting with its defense counsel and professional advisors regarding its asbestos position,it was decided that it was appropriate to record an additional $5,300,000 accrual, increasing the overall accrual to $7,000,000.

  (d) Reserves for the estimated costs (primarily legal defense) to resolve a lawsuit filed by a subcontractor of a former subsidiary (see Note 21(b)).

  (e) During 1996, several senior executives and a member of the Board of Directors announced their intentions to either retire or step down from their positions with the Company. In conjunction with this action, the Company has accrued $3,299,000, representing commitments to these individuals for supplemental pension benefits, consulting fees, payments due under a covenant not to compete, remuneration for the waiver of certain preferred stock and Board of Directors voting rights as well as accrued life insurance premiums payable.

(14)  Income Taxes

  Earnings (loss) from continuing operations before income taxes and minority interest (but including extraordinary item - see Note 5) were derived from the following (in thousands):

                                Years Ended December 31,
                              1996        1995        1994
  Domestic operations     $ 19,102    $ (3,111)   $   (642)
  Foreign operations             5      (4,236)       (816)
                          $ 19,107    $ (7,347)   $ (1,458)

  The provision (benefit) for income taxes consisted of the following (in thousands):

                                Years Ended December 31,
                              1996        1995        1994
  Current:
    Federal                $ 4,286    $(10,322)    $   (91)
    Foreign                    (81)     (2,234)         54
    State                      210      (1,493)         59
                             4,415     (14,049)         22

  Deferred:
    Federal                  3,939       9,749      (5,161)
    Foreign                  1,100       1,000           -
    State                     (436)      2,900        (775)
                             4,603      13,649      (5,936)

  Valuation Allowance:
    Federal                 (4,067)     (7,707)      2,962
    State                      942        (983)        716
                            (3,125)     (8,690)      3,678

      Total                $ 5,893     $(9,090)    $(2,236)

  The components of and changes in deferred taxes are as follows (in thousands):

                                                      Deferred               Deferred               Deferred
                                             Dec. 31,  Expense     Dec. 31,   Expense     Dec. 31,   Expense
                                               1996   (Benefit)      1995    (Benefit)      1994    (Benefit)
Deferred tax liabilities:
  Difference between book and tax
    method of accounting for certain
     employee benefits                     $ (2,187)  $  1,027   $ (1,160)    $ 1,535   $    375    $    223
  Difference between book and tax method
    of accounting for income on U.S.
    Government contracts                    (11,431)     1,645     (9,786)        885     (8,901)         38
  Amortization of intangibles                  (761)       (37)      (798)       (275)    (1,073)        925
    Total deferred tax liabilities          (14,379)     2,635    (11,744)      2,145     (9,599)      1,186

Deferred tax assets:
  Difference between book and tax
    method of accounting for
    depreciation and amortization                66       (413)      (347)        806        459        (632)
  Deferred compensation expense               2,240        191      2,431       1,621      4,052       1,346
  Operating reserves and other accruals      15,751      3,234     18,985       1,290     20,275      (5,358)
  Increase due to federal rate change           335          -        335           -        335           -
  Deferred taxes of discontinued operations,
    retained by the Company                       -          -          -       4,018      4,018      (1,517)
  Other, net                                     75       (102)       (27)        (26)       (53)         37
  Benefit of state tax on temporary
    differences and state net operating
    loss carryforwards                        5,533       (942)     4,591         983      5,574        (716)
  Benefit of foreign, targeted jobs, R&E
    and AMT tax credit carryforwards              -          -          -       2,812      2,812        (282)
    Total deferred tax assets                24,000      1,968     25,968      11,504     37,472      (7,122)

  Total temporary differences before
    valuation allowances                      9,621      4,603     14,224      13,649     27,873      (5,936)

Federal valuation allowance                  (2,488)    (4,067)    (6,555)     (7,707)   (14,262)      2,962
State valuation allowance                    (5,533)       942     (4,591)       (983)    (5,574)        716
Total temporary differences affecting
    tax provision                             1,600      1,478      3,078       4,959      8,037      (2,258)
Deferred taxes from "safe harbor"
    lease transactions                       (5,679)      (316)    (5,995)       (554)    (6,549)       (499)
    Net deferred tax asset (liability)     $ (4,079)   $ 1,162   $ (2,917)    $ 4,405    $ 1,488    $ (2,757)


The federal and state valuation allowances represent reserves for income tax benefits which were not recognized in prior years due to the uncertainty regarding future earnings.

  The tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. Federal income tax rate to the pre-tax earnings (loss) from continuing operations amounts. The differences can be reconciled as follows (in thousands):

                                                      Years Ended December 31,
                                                      1996      1995      1994
 Expected Federal income tax provision (benefit)    $6,688   $  (896)  $  (510)
 Valuation allowance                                (4,067)   (7,707)    2,962
 State and local income taxes, net of
  Federal income tax benefit                           465       275         -
 Tax benefit of discontinued operations                  -         -      (191)
 Reversal of tax reserves for IRS examination            -         -    (4,069)
 Nondeductible amortization of intangibles
  and other costs                                    1,165      (263)      635
 Foreign income tax                                  1,016         -        54
 Foreign, targeted job, R&E, AMT and fuel tax credits  (16)     (257)     (537)
 Other, net                                            642      (242)     (580)
   Tax provision (benefit)                          $5,893   $(9,090)  $(2,236)

      The Company's U.S. Federal income tax returns have been cleared through 1993. The Internal Revenue Service (IRS) completed two examinations of the Company's tax returns; for the period 1985-
  1988 and for the period 1989-1993. The IRS proposed several adjustments to both periods, the most significant of which related to deductions taken by the Company for expenses incurred in the 1988 merger. The Company and the IRS settled the proposed adjustments for the 1985-1988 audit in 1994 and the Joint
  Congressional Committee on Taxation issued its approval of the settlement on December 7, 1995. The Company and the IRS agreed upon the proposed adjustments of the 1989-1993 audit in 1995, and the Joint Congressional Committee on Taxation issued its approval of the settlement on May 30, 1996.

      The provision for income taxes in 1996 is based on reported earnings, adjusted to reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and a provision for foreign taxes related to prior years' foreign operations. The tax benefit in 1995 reflects a tax provision based on an estimated annual effective tax rate, excluding expenses not deductible for tax. Additionally, $4,067,000 and $7,707,000 of tax valuation reserves were reversed in 1996 and 1995, respectively. These deferred taxes have been realized primarily as offsets against the current year's earnings and the gain on the sale of the Commercial Aviation business in 1995. The 1994 federal tax benefit resulted from the reversal of tax reserves from settlement of the above noted IRS examination and the tax benefit for operating losses, net of a valuation allowance, less the federal tax provision of a majority owned subsidiary required to file a separate return.

       The Company has state net operating loss carryforwards available to offset future taxable income. Following are the net operating losses by year of expiration (in thousands):

               Year of           State Net
              Expiration      Operating Losses
                 1999            $ 4,798
                 2001              6,959
                 2003                199
                 2006                 24
                 2011             41,437
                                 $53,417

(15)  Pension Plans

  Union employees who are not participants in the ESOP are covered by multiemployer pension plans under which the Company pays fixed amounts, generally per hours worked, according to the provisions of the various labor contracts. In 1996, 1995 and 1994, the Company expensed $2,837,000, $2,514,000 and $2,367,000, respectively, for these plans. Under the Employee Retirement Income Security Act of 1974 as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan's unfunded vested benefits liability. Based on information provided by the administrators of the majority of these multiemployer plans, the Company does not believe there is any significant amount of unfunded vested liability under these plans.

(16)  Earnings (Loss) Per Common Share

  Primary and fully diluted earnings or loss per share from continuing operations before extraordinary item is computed by dividing earnings (loss), after deducting the effect of the unpaid dividends on the Class C Preferred Stock ($2,284,000 in 1996, $1,915,000 in 1995 and $1,606,000 in 1994), by the weighted average number of common and dilutive common equivalent shares outstanding during the period. In addition, shares earned and vested but unissued under the Restricted Stock Plan are included as outstanding common stock. In 1994, warrants outstanding have been excluded from the calculation of loss per share as their effect is antidilutive because of the losses incurred during the period (see also Note 10). For years 1996, 1995 and 1994, shares which would be issued under the assumed conversion of Class C Preferred Stock have been excluded from the calculation of earnings per share as their effect is antidilutive. The average number of shares used in determining primary earnings or loss per share was 11,736,271 in 1996, 11,745,251 in 1995 and 6,802,012 in 1994.

  Supplementary earnings per share has been presented to reflect the conversion of the Class C Preferred Stock and the repurchase of other common stock and stock warrants, all as if these transactions had occurred at the beginning of the period. The unpaid Class C dividends have been added back to net earnings for the period and interest and deferred debt amortization have been adjusted (net of tax) to reflect the terms of the borrowings required to effect the above mentioned conversion and repurchase.
The weighted average number of common shares outstanding has been adjusted to reflect the conversion of the Class C Preferred Stock and exercise of the attached warrants as well as the repurchase of certain other common stock and stock warrants, all of which served to decrease the weighted average shares outstanding to 10,231,319
(see Note 24).

(17)  Incentive Compensation Plans

  The Company has several formal incentive compensation plans which provide for incentive payments to officers and key employees. Incentive payments under these plans are based upon operational performance, individual performance, or a combination thereof, as defined in the plans. Incentive compensation expense was $6,367,000 for 1996, $6,692,000 for 1995 and $7,067,000 for 1994.

(18)  Stock Option Plan

     The Company adopted an incentive stock option plan in December 1995, whereby options may be granted to officers and other key employees to purchase a maximum of 1,250,000 common shares at an option price not less than the most recently determined fair market value as of the grant date. Options issued under the plan may be exercised only when vested and vest proportionately over a period of five years. Options which are not exercised within seven years from the date of the grant shall expire. Changes in stock options outstanding were as follows:

                                             Exercise Price
                                              or Range of    Weighted Average
                                  Shares     Exercise Prices  Exercise Price
Outstanding at December 31,1995  318,000          $14.90         $14.90
Granted                          518,000        14.50-19.00       17.66
Canceled or terminated           (15,500)          14.90          14.90
Exercised                           (600)          14.90          14.90
Outstanding at December 31,1996  819,900       $14.50-19.00      $16.64

Exercisable at year-end           64,900

         The Company has opted to account for its stock option plan in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, under the intrinsic value based method of accounting for options, no compensation cost has been recognized. SFAS 123, "Accounting for Stock Based Compensation" encourages, but does not require, adoption of the fair value based method of accounting for employee stock options. The fair value of each option grant is equal to the Formula Price at the date of grant (see Item 5 "Market for the Registrant's Common Stock and Related Stockholder Matters" included elsewhere in this Annual Report
  Form 10-K). The minimum value is determined assuming a five year expected life of the options, a risk-free interest rate of 7% and a volatility factor of zero. Had the Company adopted
  SFAS No. 123, common stockholders' share of net earnings and earnings per share for the year ended December 31, 1996 would have been approximately $9,385,000 and $0.80, respectively. Comparable data has not been presented for December 31, 1995, as none of the options had vested and therefore no additional compensation costs would be assumed.

(19)  Leases

     Future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year at December 31, 1996 are summarized below (in thousands):

                    Years Ending December 31,
              1997                         $ 7,523
              1998                           7,254
              1999                           6,423
              2000                           2,526
              2001                           2,110
              Thereafter                    10,508
              Total minimum lease payments $36,344

    Net rent expense for leases was $21,797,000 for 1996, $24,734,000 for 1995 and $14,286,000 for 1994.

(20) Acquisitions

    On June 21, 1996, the Company acquired all of the outstanding shares of stock of Data Management Design, Inc. ("DMDI") for a cash payment of $2,400,000 and in January 1997 a final payment of $24,000 was made to the former owners of DMDI pursuant to the settlement of the closing balance sheet. DMDI, headquartered in Reston, Virginia, provides automated workflow and image processing solutions to federal agencies and the private sector. The acquisition has been accounted for as a purchase and $1,669,000 of goodwill, which will be amortized over 15 years, has been recorded based on the initial allocation of the purchase price. The
Company also acquired certain assets (primarily internally developed software) of ESG, Incorporated for $1,100,000 in cash.
These acquisitions would not have had a material impact on the results of operations assuming the transactions had been consumated at the beginning of the period.

(21) Contingencies and Litigation

    The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain personal injury, tax, environmental and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury and contract and dispute claims.
In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny, liability, and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers. The total amount of damages currently claimed by the plaintiffs in these cases is estimated to be approximately $122,000,000 (including compensatory punitive damages and penalties). The Company believes that the amount that will actually be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance, the Company believes it is adequately reserved with respect to the potential liability for such claims. The estimates set forth above do not reflect claims that may have been incurred but have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

(a) Asbestos Claims

    An acquired and inactive subsidiary, Fuller-Austin Insulation Company ("Fuller-Austin"), which discontinued its business activities in 1986, has been named as one of many defendants in civil lawsuits which have been filed in certain state courts beginning in 1986 (principally Texas) against manufacturers, distributors and installers of asbestos products. Fuller-Austin was a nonmanufacturer that installed or distributed industrial insulation products. Fuller-Austin had discontinued the use of asbestos-containing products prior to being acquired by the Company in 1974. These claims are not part of a class action.

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

    Claim Exposure

    As of March 1, 1997, 13,117 plaintiffs have filed claims against Fuller-Austin and various other defendants. Of these claims 2,599 have been dismissed, 3,561 have been resolved without an admission of liability at an average cost of $3,667 per claim (excluding legal defense costs) and an additional 1,274 claims have been settled in principle (subject to future processing and funding) at an average cost of $1,923 per claim.

Following is a summary of claims filed against Fuller-Austin through March 1, 1997:

                                       Years
                       1993
                     & Prior   1994    1995     1996  1997(1)  Total
Claims Filed           2,728  1,134   4,429    4,093    733   13,117
Claims Dismissed         (79)   (21) (1,035)  (1,457)   (7)   (2,599)
Claims Resolved       (1,218)  (333)   (182)  (1,828)     -   (3,561)
Settlements in process                                        (1,274)
Claims Outstanding at March 1, 1997                            5,683

(1)  As of March 1, 1997

        In connection with these claims, Fuller-Austin's primary insurance carriers have incurred approximately $21,600,000 (including $8,500,000 of legal defense costs, but excluding $2,500,000 for settlements in process) to defend and settle the claims and, in addition, judgments have been entered against Fuller-Austin for jury verdicts of $6,500,000 which have not been paid and which are under appeal by Fuller-Austin. Through December 31, 1996, the Company and Fuller-Austin have charged to expense approximately $12,500,000 consisting of $6,200,000 of charges under retrospectively rated insurance policies and $6,300,000 of reserves for potential uninsured legal and settlement costs related to these claims. These charges substantially eliminate any further exposure for retrospectively determined premium payments under the retrospectively rated insurance policies.

     During 1996, Fuller-Austin continued its strategy to require direct proof that claimants had exposure to asbestos-containing products as the result of Fuller-Austin's operations. This has resulted in an increase in claim settlements and a decrease in litigation defense activities. However, perceived changes in the nature of new claims filed in 1996 have caused Fuller-Austin and its insurers to reevaluate Fuller-Austin's approach to claims settlement. Consequently, there is a potential for an increased level of trial activity which Fuller-Austin believes will reduce the overall cost of asbestos personal injury claims in the long run by requiring claimants to present and prove clear evidence of substantial asbestos-related impairment and exposure to Fuller-Austin's operations, and by denying recovery to claimants who are unimpaired or who did not have significant exposure to Fuller-Austin's operations. Further, the level of filed claims has become significant only since 1992, and therefore, Fuller-Austin has a relatively brief history (compared to manufacturers and suppliers) of claims volume and a limited data file upon which to estimate the number or costs of claims that may be received in the future. Also, effective September 1, 1995, the State of Texas enacted tort reform legislation which Fuller-Austin believes will ultimately curtail the number of unsubstantiated asbestos claims filed against the subsidiary in Texas.

     The Company and its defense counsel have analyzed the 13,117 claim filings incurred through March 1, 1997. Based on this analysis and consultation with its professional advisors, Fuller-Austin has estimated its cost, including legal defense costs, to be $17,000,000 for claims filed and still unsettled and $38,500,000 as its minimum estimate of future costs of unasserted claims, including legal defense costs. No upper limit of exposure can presently be reasonably estimated. The Company cautions that these estimates are subject to significant uncertainties including the future effect of tort reform legislation enacted in Texas and other states, the success of Fuller-Austin's litigation strategy, the size of jury verdicts, success of appeals in process, the number and financial resources of future plaintiffs, and the actions of other defendants. In addition, during 1996, approximately 40 claims, with approximately 700 more being prepared for filing, were filed in the State of Louisiana where Fuller-Austin had performed a significant amount of its business. Exposure for significant non-Texas claims has not been included in the Company's estimates and neither the Company nor its defense counsel are able to reasonably predict the outcome of these cases or the incidence of future claims that may be filed. Therefore, actual claim experience may vary significantly from such estimates, especially if certain Texas appeals are decided unfavorably to Fuller-Austin and/or the level of claims filed in Louisiana increases. At December 31, 1996 and 1995, Fuller-Austin recorded an estimated liability for future indemnity payments and defense costs related to currently unsettled claims and minimum estimated future claims of $55,000,000 and $60,000,000, respectively, (recorded as long-term liability).

     Insurance coverage

     Defense has been tendered to and accepted by Fuller-Austin's primary insurance carriers, and by certain of the Company's primary insurance carriers that issued policies under which Fuller-Austin is named as an additional insured; however, only one such primary carrier has partially accepted defense without a reservation of rights. The Company believes that Fuller-Austin has at least $7,900,000 in unexhausted primary coverage (net of deductibles and self-insured retentions but including disputed coverage) under its liability insurance policies to cover the unsettled claims, verdicts and future unasserted claims and defense costs. The primary carriers also have unlimited liability for defense costs (presently running at the annual rate of approximately $1,500,000) until such time as the primary limits under these policies are exhausted. When the primary limits are exhausted, liability for both indemnity and legal defense will be tendered to the excess coverage carriers, all of which have been notified of the pendency of the asbestos claims. The Company and Fuller-Austin have approximately $490,000,000 of additional excess and umbrella insurance that is generally responsive to asbestos claims. This amount excludes approximately $92,000,000 of coverage issued by insolvent carriers. After the $7,900,000 of unexhausted primary coverage, the Company has $35,700,000 of excess coverage in place before entering a $35,000,000 layer of insolvent coverage for policy years 1979 through 1984 (the "Insolvent Layer"). All of the Company's and Fuller-Austin's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy terms and conditions.

     Coverage litigation

     The Company and Fuller-Austin have instituted litigation in Los Angeles Superior Court, California, against their primary and excess insurance carriers, to obtain declaratory judgments from the court regarding the obligations of the various carriers to defend and pay asbestos claims. The issues in this litigation include the aggregate liability of the carriers, the triggering and drop-down of excess coverage to cover the Insolvent Layer and allocation of losses covering multiple carriers and insolvent carriers, and various other issues relating to the interpretation of the policy contracts. All of the carrier defendants have filed general denial answers.

     Although there can be no assurances as to the outcome of this litigation, management believes that it is probable that the Company and Fuller-Austin will prevail in obtaining judicial rulings confirming the availability of a substantial portion of the coverage. Currently, the Company has excess coverage under policies issued by solvent carriers of approximately $497,900,000 ($7,900,000 in primary coverage and $490,000,000 in excess coverage). Based on a review of the independent ratings of these carriers, the Company believes that a substantial portion of this coverage will continue to be available to meet the claims. Fuller-Austin recorded in Other Assets $55,000,000 and $60,000,000, respectively (not including reserves of $6,000,000 and $7,000,000, respectively) at December 31, 1996 and 1995, representing the amount that it expects to recover from its insurance carriers for the payment of currently unsettled and estimated future claims.

     The Company cautions, however, that even though the existence and aggregate dollar amounts of insurance are not generally being disputed, such insurance coverage is subject to interpretation by the court and the timing of the availability of insurance payments could, depending upon the outcome of the litigation and/or negotiation, delay the receipt of insurance company payments and require Fuller-Austin to assume responsibility for making interim payment of asbestos defense and indemnity costs.

     While the Company and Fuller-Austin believe that they have recorded sufficient liability to satisfy Fuller-Austin's reasonably anticipated costs of present and future plaintiffs' suits, it is not possible to predict the amount or timing of future suits or the future solvency of its insurers. In the event that currently unsettled and future claims exceed the recorded liability of $55,000,000, the Company believes that the judicially determined and/or negotiated amounts of excess and umbrella insurance coverage that will be available to cover additional claims will be significant; however, it is unable to predict whether or not such amounts will be adequate to cover all additional claims without further contribution by Fuller-Austin.

(b)  General Litigation

     The Company has retained certain liability in connection with its 1989 divestiture of its major electrical contracting business, Dynalectric Company ("Dynalectric"). The Company and Dynalectric were sued in 1988 in Bergen County Superior Court, New Jersey, by a former Dynalectric joint venture partner/subcontractor (subcontractor). The subcontractor has alleged that its subcontract to furnish certain software and services in connection with a major municipal traffic signalization project was improperly terminated by Dynalectric and that Dynalectric fraudulently diverted funds due, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter the joint venture, and conspired with other defendants to commit acts in violation of the New Jersey Racketeering Influenced and Corrupt Organization Act. The aggregate dollar amount of these claims has not been formally recited in the subcontractor's complaint. Dynalectric has also filed certain counterclaims against the former subcontractor. The Company and Dynalectric believe that they have valid defenses, and/or that any liability would be offset by recoveries under the counterclaims. The Company and Dynalectric have filed motions with the Court to enforce the arbitration provisions included in the subcontract. Discovery is ongoing. The Company believes that it has established adequate ($2,660,000 at December 31, 1996) reserves for the contemplated defense costs and for the cost of obtaining enforcement of arbitration provisions contained in the contract.

     In November, 1994, the Company acquired an information technology business which was involved in various disputes with federal and state agencies, including two contract default actions and a qui tam suit by a former employee alleging improper billing of a federal government agency customer. The Company has contractual rights to indemnification from the former owner of the acquired subsidiary with respect to the defense of all such claims and litigation, as well as all liability for damages when and if proven. In October, 1995, one of the federal agencies asserted a claim against the subsidiary and gave the Company notice that it intended to withhold payments against the contract under which the claim arose. To date, the agency has withheld approximately $3,300,000 allegedly due the agency under one of the aforementioned disputes. This subsidiary has submitted a demand for indemnification to the former owner of the subsidiary which has been denied. The subsidiary recently received an arbitration award confirming that it is entitled to indemnification.

     As to environmental issues, neither the Company nor any of its subsidiaries is named a Potentially Responsible Party (as defined in the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) at any site. The Company, however, did undertake, as part of the 1988 divestiture of a petrochemical engineering subsidiary, an obligation to install and operate a soil and water remediation system at a subsidiary research facility site in New Jersey. The Company is required to pay the costs of continued operation of the remediation system which are estimated to be $100,000 (see Note 13) In addition, the Company, pursuant to the sale of the Commercial Aviation Business, is responsible for the costs of clean-up of environmental conditions at certain designated sites. Such costs may include the removal and subsequent replacement of contaminated soil, concrete, tanks, etc., that existed prior to the sale of the Commercial Aviation Business (see Note 2).

     The Company is a party to other civil and contractual lawsuits which have arisen in the normal course of business for which potential liability, including costs of defense, which constitute the remainder of the $122,000,000 discussed above. The estimated probable liability for these issues is approximately $10,000,000 and is substantially covered by insurance. All of the insured claims are within policy limits and have been tendered to and accepted by the applicable carriers. The Company has recorded an offsetting asset (Other Assets) and liability (long-term liability) of $10,000,000 at December 31, 1996 and 1995, for these items.

     The Company has recorded its best estimate of the aggregate liability that will result from these matters. While it is not possible to predict with certainty the outcome of litigation and other matters discussed above, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial position or liquidity of the Company over the long-term. However, it is possible that the timing of the resolution of individual issues could result in a significant impact on the operating results and/or liquidity for one or more future reporting periods.

     The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts.
Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors if the payments exceed allowable costs.
Audits have been completed on the Company's incurred contract costs through 1986 and are continuing for subsequent periods.
The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based on its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate.
The Company is aware of various costs questioned by the government, including issues related to the recoverability of its ESOP contributions, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by the Department of Justice and other investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at December 31, 1996 that will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(22) Business Segments

     The Company derived 97%, 95% and 98% of its revenues in 1996, 1995 and 1994, respectively, from contracts and subcontracts with the U.S. Government. Prime contracts comprised 79%, 84% and 88% of revenue of which prime contracts with the Department of Defense represented 50%, 51% and 54% of revenue in 1996, 1995 and 1994, respectively. In 1996, the Company's second largest customer was the Department of Energy, comprising 18% of revenue. No other customer accounted for more than 10% of revenues in any year.

     Revenue, operating income, identifiable assets, capital expenditures and depreciation and amortization by segment are presented below (dollars in thousands). See Item I "Business" included elsewhere in this Annual Report on Form 10-K for a description of the business segments.

                                                  Years Ended December 31,
                                                1996        1995       1994
     Revenue
        I&ET                              $  271,538    $271,133   $192,062
        AT                                   383,252     319,335    300,856
        EM                                   366,663     318,257    325,765
                                          $1,021,453    $908,725   $818,683

     Operating Income(1)
        I&ET                              $   17,106    $ 13,272   $ 11,422
        AT                                     9,836       8,380      9,031
        EM                                    15,690       7,128      8,129
                                              42,632      28,780     28,582
        Equity in (earnings) loss
          of affiliates                         (676)       (154)        26
        Corporate Expense                     14,908      12,743     14,844
        Other (a)                                825       7,700      2,665
        Interest (net expense)                 8,468      11,052     12,505
        Earnings (loss) before income
         taxes, minority interest,
         discontinued operations, and
         extraordinary item               $   19,107    $ (2,561)  $ (1,458)

     (1) Operating income is the excess of operating revenues over operating expenses including certain corporate expenses, which are allocated to operations of the segments. In computing operating income by segment, the effects of equity in earnings of affiliates, interest income, interest expense, other income and expense items, and income taxes are not included.


                                                      As of December 31,
     Identifiable Assets                        1996        1995       1994
        I&ET                              $   99,445    $ 95,084   $ 95,794
        AT                                    80,393      64,419     69,615
        EM                                    70,995      86,662     81,443
        Other (a)                             55,093      60,106     17,113
        Discontinued Operations                    -           -     85,444
        Corporate                             62,826      69,219     46,591
                                          $  368,752    $375,490   $396,000


                                                  Years Ended December 31,
     Capital Expenditures                       1996        1995       1994
        I&ET                              $    3,606    $  2,700   $  2,085
        AT                                       823         640        788
        EM                                       384         936        371
        Corporate                                497         513        498
                                          $    5,310    $  4,789   $  3,742

     Depreciation and Amortization
        I&ET                              $    3,775    $  5,223   $  4,642
        AT                                     2,337       1,412      1,514
        EM                                     1,525       2,296      4,982
        Corporate                              1,830       2,417      5,202
                                          $    9,467    $ 11,348    $16,340

        (a) Includes costs, expenses and assets pertaining to former subsidiaries (see Note 13).

(23)  Quarterly Financial Data (Unaudited)

              A summary of quarterly financial data for 1996 and 1995 is as follows (in thousands, except per share data):

                                                 1996 Quarters                           1995 Quarters
                                      First    Second     Third  Fourth(a)    First    Second  Third(b)  Fourth(c)
Revenues                           $241,726  $249,630  $246,968  $283,129  $211,636  $209,940  $244,592  $242,557
Gross profit                         10,729    13,682    13,151    13,728     7,816     9,849     9,810     9,933
Earnings (loss) from continuing
  operations before income taxes,
  minority interest and
  extraordinary item                  3,737     6,892     5,965     2,513      (801)    1,522     1,120    (4,402)
Minority interest                       296       326       367       275       302       355       286       312
Discontinued operations                   -       865         -     1,815      (347)       80       252        (5)
Net earnings (loss)                   2,241     4,418     3,241     4,729    (1,549)      674     1,227     2,016
Earnings (loss) per common share:
  Primary and fully diluted:
    Continuing operations          $   0.14  $   0.26  $   0.23  $   0.19  $  (0.19) $   0.01  $   0.24  $   0.13
    Discontinued operations               -      0.07         -      0.16     (0.04)     0.01      0.02         -
    Extraordinary item                    -         -         -         -     (0.02)        -     (0.20)    (0.01)
    Common stockholders' share
      of earnings (loss)           $   0.14  $   0.33  $   0.23  $   0.35  $  (0.25) $   0.02  $   0.06  $   0.12


     Quarterly financial data may not equal annual totals due to rounding.

     Quarterly earnings per share data may not equal annual total.

     (a)  1996 Fourth Quarter includes:
        - $3,299,000 accrual for supplemental pension and other fees payable to retiring officers and a member of the Board of Directors (see Note 13)
        - $1,286,000 write-off of cost in excess of net assets acquired of an unconsolidated affiliate (see Note 13)
        - $1,250,000 reversal of overaccrued ESOP Premium (see Note 7)
        - $4,067,000 reversal of income tax valuation allowance (see Note 14)

     (b)  1995 Third Quarter includes:
        - $3,300,000 reversal of income tax valuation allowance (see Note 14)
        - $2,656,000 loss, net of tax, on extinguishment of debt (see Note 5)

     (c)  1995 Fourth Quarter includes:
        - $3,688,000 accrual for losses and reserves related to the Company's Mexican operations
        - $2,400,000 accrual for legal fees related to the defense of a lawsuit filed by a subcontractor of a former electrical contracting subsidiary (see Notes 13 and 21)
        - $5,300,000 accrual for uninsured costs related to a former subsidiary's alleged use of asbestos products
          (see Notes 13 and 21)
        - $4,407,000 reversal of income tax valuation allowance (see Note 14)


(24)  Subsequent Events

    In February 1997, the Company and its Employee Stock Ownership Plan purchased from the investors of Capricorn Investors, L.P., all of the Company's Class C Preferred Stock, a substantial portion of Common Stock and certain Common Stock Warrants that were previously held by Capricorn and transferred to such investors. The total purchase price for the securities was $56,400,000, of which $28,200,000 was paid in cash, $18,900,000 was paid in notes issued by the Company ("Company Capricorn Notes") and $9,300,000 was paid in notes issued by the ESOP and guaranteed by the Company ("ESOP Capricorn Notes").

    At December 31, 1996, the Company had $104,183,000 of debt, of which $100,000,000 (the Contract Receivable Collateralized Notes, Series 1992-1) is scheduled to begin principal amortization on May 30, 1997. The Company and its wholly-owned subsidiary, Dyn Funding Corporation ("DFC"), have undertaken a series of refinancing transactions in order to repay the Contract Receivable Collateralized Notes, the Company Capricorn Notes, and to make a loan to the ESOP for the repayment of the ESOP Capricorn Notes.

    On March 17, 1997, the Company closed on the sale of
$100,000,000 of 9.5% Senior Subordinated Notes due 2007 (the
"Senior Subordinated Notes").   After paying transaction fees and
expenses, the Company received net proceeds of $96.3 million.

    On March 19, 1997, the Company used $19,086,000 of the proceeds to repay the Company Capricorn Notes (including $177,000 of accrued interest) and on March 20, 1997, the Company used $9,372,000 to make a loan to the ESOP for the repayment of the ESOP Capricorn Notes (including $89,000 of accrued interest). The Company intends to use the remaining proceeds to finance working capital, to repurchase shares of common stock held by certain outside investors, and to make a loan to DFC (the "DFC Loan") to partially finance the repayment of the Contract Receivable Collateralized Notes.

    On January 14, 1997, the Company accepted a conditional offer from one of the significant holders of the Contract Receivable Collateralized Notes, Series 1992-1 to purchase from DFC, in a private transaction, up to $140,000,000 of Contract Receivable Collateralized Notes, Series 1997-1. As proposed, the Series 1997-1 Notes will be comprised of a $50,000,000 Class A Fixed Rate Note and a $90,000,000 Class B Variable Rate Note, and will contain terms and conditions substantially identical to those of the Series 1992-1 Notes.

    As of March 21, 1997, the Company believes that all of the conditions of the offer have been satisfied, with the exception of the completion of the documentation and legal opinions incident to the proposed purchase, and that the sale of the 1997-1 Notes will close on or before April 30, 1997. DFC intends to use the proceeds of the Series 1997-1 Fixed Rate Class A Note, along with proceeds of the DFC Loan, to repay the Series 1992-1 Notes and pay transaction expenses. At closing, the Company and DFC do not intend to withdraw any amounts against the Series 1997-1 Class B
Note, and in the future, intend to withdraw such amounts to finance working capital and acquisitions.

    Upon the closing of the Series 1997-1 Notes, the Company will simultaneously close on an amendment to its existing term note facility with Citicorp North America, Inc. to, among other things, reduce the loan commitment from $50,000,000 to $15,000,000.

    The following table sets forth the total debt and equity of the Company on a pro forma basis giving effect to the aforementioned transactions as if they had occurred on December 31, 1996 (dollars in thousands).

                                               Actual As Adjusted
                                                 (Unaudited)
    Existing Securitization Facility        $ 100,000  $       -
    New Securitization Facility                     -     50,000
    Senior Notes (net of discount)                  -     99,484
    Other Debt                                  4,183      4,183
          Total Debt                          104,183    153,667
    Temporary Equity                          139,322    147,906
    Permanent Stockholders' Equity (Deficit) (102,483) (159,842)
          Total Debt and Equity             $ 141,022  $ 141,731

ITEM 9  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

    None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are:

Name                     Age Position
Dan R. Bannister         66  Chairman of the Board and Director
T. Eugene Blanchard      66  Nominee; Director
Russell E. Dougherty     76  Director
Paul V. Lombardi         55  Nominee; Director, President * and Chief
                                Executive Officer
Dudley C. Mecum II       62  Nominee; Director
David L. Reichardt       54  Director, Senior Vice President * and
                                General Counsel
Herbert S. Winokur, Jr.  53  Director and Chairman of the Executive Committee
Robert B. Alleger, Jr.   51  Vice President, Aerospace Technology *
Gerald A. Dunn           63  Vice President and Controller *
Mark C. Filteau          46  Vice President, Information and Engineering
                               Technology *
Patrick C. FitzPatrick   57  Senior Vice President and Chief Financial Officer *
                               and Treasurer
Charles L. Hendershot    38  Vice President, Operational Finance
H. Montgomery Hougen     61  Vice President and Secretary and Deputy General
                                Counsel
Marshal J. Hyman         51  Vice President, Director of Taxes
James A. Mackin          49  Vice President, Labor Relations and Employee
                               Benefits and Acting Vice President, Human
                               Resources
Marshall S. Mandell      54  Vice President, Business Development
Carl H. McNair, Jr.      63  Vice President, Enterprise Management *
Ruth Morrel              42  Vice President, Law and Compliance
Henry H. Philcox         56  Vice President, Chief Information Officer
Richard E. Stephenson    61  Vice President, Technology and Government Relations
Robert G. Wilson         55    Vice President and General Auditor

* Officers designated by an asterisk are deemed to be "officers" for purposes of Rule 16a-1(f), as promulgated in Release No. 34-28869.

Directors

         Dan R. Bannister has been a Director since 1985; his term expires in 1998. He has been Chairman of the Board since February, 1997. He served as Chief Executive Officer from 1985 to February, 1997 and as President from 1984 until February, 1997. He is a Director of Industrial Training Corporation.

          T. Eugene Blanchard has been a Director since 1988; his term expires in 1997. He served as Senior Vice President and Chief Financial Officer from 1979 to February, 1997. He is the Chairman of the Company's Employee
Stock Ownership Plan Committee.

         Russell E. Dougherty has been a Director since 1989; his term expires in 1999. He is an attorney with the law firm of McGuire, Woods, Battle & Boothe. He is a retired General, United States Air Force, who served as Commander-in-Chief, Strategic Air Command and Chief of Staff, Allied Command, Europe. From 1980 to 1986, he served as Executive Director of the Air Force Association and Publisher of Air Force Magazine. He is a former member of the Defense Science Board; trustee of the Institute for Defense Analysis; and trustee of The Aerospace Corp.

         Paul V. Lombardi has been a Director since July, 1994; his term expires 1997. He has been President and Chief Executive Officer since February, 1997. He served as Chief Operating Officer from 1995 to February, 1997; as Executive Vice President from 1994 to February, 1997; as Vice President 1992 to 1994; as President of Federal Sector 1994 to 1995, and as President of Government Services Group 1992 to 1994. He was Senior Vice President and Group General Manager, Planning Research Corporation from 1990 to 1992.

         Dudley C. Mecum II has been a Director since 1988; his term expires 1997. He is Chairman of Mecum Associates, Inc., an investment firm. He was a partner, G.L. Ohrstrom & Co., an investment firm, from 1989 to 1996. He served as Group Vice President and Director, Combustion Engineering, Inc. from 1985 to 1988. He is a Director of The Travelers Group, Travelers/Aetna Property and Casualty Inc., Lyondell Petrochemical Company, Vicorp Restaurants Inc., Fingerhut Companies, Inc., Metris Companies Inc., and Suburban Propane Partners LLP.

         David L. Reichardt has been a Director since 1988; his term expires 1998. He has been Senior Vice President and General Counsel since 1986. He served as President of Dynalectric Company, a subsidiary of DynCorp, from 1984 to 1986 and as Vice President and General Counsel of DynCorp from 1977 to 1984.

               Herbert S. Winokur, Jr. has been a Director and Chairman of the Executive Committee since 1988; his term expires 1999. He served as Chairman of the Board from 1988 to February, 1997. He is President, Winokur Holdings,
Inc. (investment company), the Managing Partner of Capricorn Investors,
L.P. and Capricorn Investors II, L.P. He was formerly Senior Executive Vice President, Member, Office of the President, and Director, Penn Central Corporation. He is a Director of ENRON Corporation; NacRe Corp.; and NHP,
Inc.

Other Executive Officers

          Robert  B.  Alleger,  Jr.  has  been  Vice  President  since
February, 1996. He has served as President of the Aerospace Technology Strategic Business Unit ("SBU") since February, 1996. He was Vice President, Systems Support Services, Lockheed Martin Services, Inc. from 1992 to February, 1996 and Vice President, Business Development, GE Government Services, General Electric Company from 1989 to 1992.

         Gerald A. Dunn has been Vice President since 1973 and Controller since 1967.

         Mark C. Filteau has been Vice President since 1994. President of Information and Engineering Technology SBU since 1994. President of Planning Research Corporation, Public Sector from 1992 to 1994. Vice President and Senior Vice President of BDM International from 1986 to 1992.

         Patrick C. FitzPatrick has been Senior Vice President and Chief Financial Officer since February, 1997 and Treasurer since March, 1997. He was Chief Financial Officer, American Mobile Satellite Corporation from 1996 to February, 1997 and Senior Vice President and Chief Financial Officer of PRC Inc. from 1992 to 1996.

         Charles L. Hendershot has been Vice President, Operational Finance since February 1996. He served as Vice President and Controller, Federal Sector from 1995 to 1996, and Vice President and Controller, Government Services Group from 1990 to 1995.

         H. Montgomery Hougen has been Vice President and Secretary since 1994 and Corporate Secretary and Deputy General Counsel since 1984.

         Marshal J. Hyman has been Vice President since 1993 and Director of Taxes since 1986.

         James A. Mackin has been Vice President, Labor Relations and Employee Benefits since February, 1996 and Acting Vice President, Human Resources since March, 1996. He served as Vice President, Human Resources, Federal Sector from 1995 to 1996 and Vice President, Human Resources, Government Services Group from 1986 to 1995.

         Marshall S. Mandell has been Vice  President,  Business
Development since 1994. He served as Vice President, Business Development, Applied Science Group from 1992 to 1994. He was Senior Vice President, Eastern Computers, Inc. from 1991 to 1992 and President, Systems Engineering Group, Ogden/Evaluation Research Corporation from 1984 to 1991. Carl H. McNair, Jr. has been Vice President since 1994 and President of the Enterprise Management SBU since 1994. He served as President, Support Services Division from 1990 to 1994. He is a Director of Air Methods Corporation.

        Ruth Morrel has been Vice President, Law and Compliance since 1994. She served as Group General Counsel from 1984 to 1994.

         Henry H. Philcox has been Vice President and Chief Information Officer since August, 1995. He was Chief Information Officer of the Internal Revenue Service from 1990 to June, 1995.

         Richard  E.  Stephenson  has  been  Vice   President,   Technology  and
Government Relations since 1994. He served as Vice President Strategic Planning, Government Services Group from 1991 to 1994.

         Robert G.  Wilson has been Vice  President  and General  Auditor  since
1985.

Stockholders Agreement

         Under the terms of the New Stockholders Agreement ("Stockholders Agreement"), which expires on March 10, 1999, which has been adopted by substantially all management stockholders, including the officers named above, the management stockholders and outside investors who control approximately 36% of the voting stock on a fully diluted basis agreed to the following procedure for election of directors. Capricorn Investors, LP, discussed below, on behalf of itself and certain outside investors would nominate four directors; Company management nominates four directors; and the two groups would agree on a ninth director, for whom all of the parties have agreed to vote. All of the current directors were selected by this process. On January 23, 1997, Capricorn Investors waived the right to nominate directors but not the obligation to vote according to such Agreement.


Item 11.  Executive Compensation

         The following table sets forth information regarding annual and long-term compensation for the chief executive officer and the other four most highly compensated executive officers of the Company. The table does not include information for any fiscal year during which a named executive officer did not hold such a position with the Company.

                                                   SUMMARY COMPENSATION TABLE

                                                                           Long term compensation
                                                Annual compensation                Awards
(a)                                  (b)        (c)            (d)            (f)           (g)            (i)
                                                                                         Securities
                                                                          Restricted     underlying     All other
                                                                             stock        options/    compensation
Name and principal position         Year     Salary ($)   Bonus ($) (1)  award(s) ($)   SARs (#) (3)     ($) (4)
                                                                              (2)
Dan R. Bannister                    1996      326,105     235,000                       100,000       16,147
   Chairman of the Board            1995      325,853     165,000                        65,000       18,167
   (formerly President & Chief      1994      325,000     165,000                                     24,996
   Executive Officer)


Paul V. Lombardi                    1996     279,614     148,000                         90,000       10,226
   President & Chief                1995     257,071     105,900                         40,000        7,860
   Executive Officer                1994     240,405      95,000                                      17,231

T. Eugene Blanchard                 1996     215,271      98,000                         60,000       12,214
   (formerly Senior Vice            1995     207,866      88,300                         18,000       10,799
   President                        1994     196,915      95,000                                      17,713
   & Chief Financial Officer)

David L. Reichardt                  1996     219,464      99,000                         75,000        8,646
   Senior Vice President &          1995     206,008      88,300                         25,000        7,504
   General Counsel                  1994     190,547      95,000                                      15,743

Mark C. Filteau                     1996     196,889      82,000                         50,000        7,745
   Vice President & President,      1995     185,016      83,500        145,600          12,500        6,390
   Information & Engineering        1994       7,116      40,000                                         221
   Technology


(1) Column (d) reflects bonuses earned and expensed during year, whether paid during or after such year. Commencing with the 1996 bonus year, 20% of executive bonuses, after tax withholdings, are paid in the form of shares of common stock, valued at then-current market value.

(2) Restricted stock awards valued at market value of shares at time of award. 8,000 shares awarded in 1995 vested 50% on December 31, 1995 and 50% on December 31, 1996. There is no provision to pay dividends on restricted stock units. The following table reflects the number of restricted stock units in the respective accounts of the named individuals, whether vested and deferred or unvested, and the aggregate valuation as of March 26, 1997.


          Name                                No. of Units        Value ($)
          Dan R. Bannister                          65,711        1,314,220
          Paul V. Lombardi                           6,759          135,180
          T. Eugene Blanchard                            0                0
          David L. Reichardt                        18,028          360,560
          Mark C. Filteau                            4,877           97,540

(3)  No SARs granted.

(4)  Column  (i)  includes   individual's   pro  rata  share  of  the  Company's
     contribution to the Employee Stock Ownership Plan ("ESOP") Trust, a contributory pension plan in which substantially all of the Company's employees participate and the Company-paid portion of group term-life insurance and split-premium life insurance premiums covering the individual, as reflected in the following table. Also includes $1,265 in special payment to Mr. Filteau upon his purchase of 1,000 shares or more on the Company's Internal Market.

                                 ESOP Contributions ($)  Insurance Premiums ($)

     Name                   1996       1995   1994     1996     1995      1994

     Dan R. Bannister      5,075      4,632  4,669   11,072   13,535    20,327
     Paul V. Lombardi      5,075      4,632  4,669    5,151    3,228    12,562
     T. Eugene Blanchard   5,075      4,632  4,669    7,139    6,167    13,044
     David L. Reichardt    5,075      4,632  4,669    3,571    2,872    11,074
     Mark C. Filteau       5,075      4,632    221    1,405    1,758        --

                                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                                                          Potential realizable
                                                                                            value at assumed
                                                                                          annual rates of stock
                                                 Individual Grants                       price appreciation for
                                                                                               option term
                              Number of       Percent of
                              securities    total options/
                              underlying     SARs granted     Exercise
                             options/SARs    to employees      or base     Expiration
           Name              granted (#)    in fiscal year      price         date        5% ($)      10% ($)
           (a)                   (b)              (c)         ($/Sh)(d)        (e)          (f)         (g)
Dan R. Bannister                100,000           20.5%         17.50         2/20/03      612,500     1,225,000
Paul V. Lombardi                 90,000           18.4%         17.50         2/20/03      551,250     1,102,500
T. Eugene Blanchard              60,000           12.3%         17.50         2/20/03      367,500       735,000
David L. Reichardt               75,000           15.4%         17.50         2/20/03      459,375       918,750
Mark C. Filteau                  30,000            6.1%         17.50         2/20/03      183,750       367,500
Mark C. Filteau                  20,000            4.1%         19.00        11/15/03      133,000       266,000

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                             Number of securities
                                                            underlying unexercised      Value of unexercised
                                                            options/SARs at fiscal   in-the-money options/ SARs
                                                                 year-end (#)          at fiscal year-end ($)
                              Shares       Value realized        Exercisable/               Exercisable/
          Name              acquired on          ($)             Unexercisable              Unexercisable
          (a)              exercise (#)          (c)                  (d)                        (e)
                               (b)
Dan R. Bannister                --               --             13,000      152,000       53,300         363,500
Paul V. Lombardi                --               --              8,000      122,000       32,800         266,200
T. Eugene Blanchard             --               --              3,600       74,400       14,760         149,040
David L. Reichardt              --               --              5,000       95,000       20,500         194,500
Mark C. Filteau                 --               --              2,500       60,000       10,250          86,000


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

Employment-Type Contracts

         The Company has entered into change-in-control severance agreements with Messrs. Bannister, Lombardi, Reichardt, FitzPatrick, and Dunn (the "Severance Agreements"). Each Severance Agreement provides that certain benefits, including a lump-sum payment, will be triggered if such executive is terminated following a change in control during the term of that executive's Severance Agreement, unless such termination occurs under certain circumstances set forth in the Severance Agreements. The Severance Agreements currently expire on December 31, 1997 but are subject to annual automatic renewal unless terminated by the Board of Directors. The amount of such lump sum payment would be equal to 2.99 times the sum of the executive's annual salary and the average annual amount paid to the executive pursuant to certain applicable compensation-type plans in the three years preceding the year in which the termination occurs. Other benefits include payment of any incentive compensation which has been allocated or awarded but not yet paid to the executive for a fiscal year or other measuring period preceding termination and a pro rata portion to the date of termination of the aggregate value of incentive compensation awards for uncompleted periods under such plans. Each Severance Agreement also provides that, if the aggregate of the lump sum payment to the executive and any other payment or benefit included in the calculation of "parachute payments" within the meaning of Section 280G of the Internal Revenue Code exceeds the amount the Company is entitled to deduct on its federal income tax return, the severance payments shall be reduced until no portion of the aggregate termination payments to the executive is not so deductible or the severance payment is reduced to zero. The Severance Agreements also provide that the Company will reimburse the executive for legal fees and expenses incurred by the executive as a result of termination except to the extent that the payment of such fees and expenses would not be, or would cause any other portion of the aggregate termination payments not to be, deductible by reason of Section 280G of the Code.

Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee of the Board of Directors during 1996 were: Herbert S. Winokur, Jr., Chairman of the Committee; Russell E. Dougherty; and Dudley C. Mecum II. None of the members are, or were, current or former employees of or have a business or other relationship with the Company, except for Mr. Winokur. Mr. Winokur is the President of Winokur Holdings, Inc., which is the managing partner of Capricorn Holdings, G.P., which in turn is the general partner of Capricorn Investors, L.P. ("Capricorn"). On January 23, 1997, the Company entered into an agreement with Capricorn, whereby Capricorn waived its rights to nominate directors of the Company under the Stockholders Agreement and the separate class voting rights of the Company's then-outstanding Class C Preferred stock on certain corporate matters, the Company authorized Capricorn to distribute a substantial portion of the shares of common stock and warrants and all of the formerly outstanding shares of Class C Preferred stock, to its several individual investors (the "Investors"), and the Company paid Capricorn $1,175,000. Following the distribution, the Company and the ESOP entered into a series of transactions with the individual Investors on February 5, 1997, purchasing such distributed securities, which were convertible into 2,884,178 shares of common stock, at $19.55 per share. Except for the entities under the control of Mr.
Winokur, none of the Investors were affiliated with the Company.

         Separately, on February 5, 1997, the Company entered into a consulting agreement with Capricorn Management, G.P., an entity controlled by Mr. Winokur, whereby the Company will, by April 4, 1997, have paid an aggregate amount of $1,050,000 to that entity for consulting services during the period from 1995 through 1997 and for a covenant against competition.

         No executive officer of the Company serves on the board of directors or compensation committee of any entity (other than subsidiaries of the Company) whose directors or executive officers served on the Board of Directors or Compensation Committee of the Company.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 26, 1997, the Company had 8,987,054 shares of Common Stock outstanding, which constituted all the outstanding voting securities of the Company. If all shares issuable upon exercise of outstanding warrants, shares issuable upon exercise of all vested and unvested options, and shares issuable as a result of expiration of deferrals under the Restricted Stock Plan were to be issued, the outstanding voting securities following such dilution would consist of 11,559,984 shares of Common Stock. The following tables show beneficial ownership of issued voting shares as a percentage of currently outstanding stock and beneficial ownership of issued and issuable shares as a percentage of common stock on a fully diluted basis assuming all such conversions, exercises, and issuances.

Security Ownership of Certain Beneficial Owners

         The following table presents information as of March 26, 1997, concerning the only known beneficial owners of five percent or more of the Company's Common Stock.


                                                        Amount &                   Amount &
                                                       Nature of                  Nature of
                                                      Ownership of               Ownership of     Percent of
 Name and Address of                     Title of     Outstanding    Percent       Diluted         Diluted
 Beneficial Owner                          Class         Shares      of Class     Shares (3)      Shares (3)
 Trustees of the DynCorp Employee         Common          7,159,290    79.7%         7,159,290      61.9%
 Stock Ownership Plan Trust                              Direct (1)                 Direct (1)
 c/o DynCorp
 2000 Edmund Halley Dr.
 Reston, VA  20191

 Capricorn Investors, L.P. (2)            Common            163,027    1.8%          1,231,952      10.7%
 30 East Elm Street                                          Direct                     Direct
 Greenwich, CT  06830

(1) Shares are held for the accounts of participants in the ESOP. Shares are voted by the Trustees in accordance with instructions received from participants. Shares for which no instructions are received are also voted in the same proportions.

(2) Herbert S. Winokur, Jr., a Director of the Company, is the President of Winokur Holdings, Inc., which is the managing partner of Capricorn
     Holdings, G.P., which in turn is the general partner of Capricorn Investors, L.P.

(3) Assumes exercise of all outstanding warrants, exercise of all vested and unvested options, and distribution of all deferred units under Restricted Stock Plan.

Security Ownership of Management (1)

         Beneficial ownership of the Company's equity securities by directors and nominees, the named executive officers, and all current officers and directors as a group, is set forth below:

                                             Amount & Nature                     Amount & Nature         Percent
                                              of Ownership                         of Ownership            of
 Name and Title of            Title of       of Outstanding      Percent           of Diluted            Diluted
 Beneficial Owner              Class            Shares(2)        of Class          Shares (4)          Shares (3)
                                                                    (3)                                    (4)
 D. R. Bannister            Common          308,278     Direct}     3.5%         538,989     Direct}      4.7%
 Chairman of the Board &                      8,717   Indirect}                    8,717   Indirect}
 Director

 T. E. Blanchard            Common          165,583     Direct}     2.0%         243,583     Direct}      2.2%
 Director                                    15,659   Indirect}                   15,659   Indirect}

 R. E. Dougherty            Common            5,000      Direct      *             5,000      Direct        *
 Director

 M. C. Filteau              Common            5,641     Direct}      *            73,018     Direct}        *
 Vice President                               1,279   Indirect}                    1,279   Indirect}

 P. V. Lombardi             Common           16,644     Direct}      *           153,403     Direct}      1.3%
 President & Director                         1,953   Indirect}                    1,953   Indirect}

 D. C. Mecum II             Common               --          --      --            5,000      Direct        *
 Director

 D. L. Reichardt            Common           37,137     Direct}      *           155,165     Direct}      1.4%
 Senior Vice President                        6,615   Indirect}                    6,615   Indirect}
 & Director

 H. S. Winokur, Jr.(5)      Common          163,027    Indirect     1.8%       1,231,952    Indirect      10.7%
 Director

 All officers and           Common          671,082     Direct}    10.2%       1,567,110     Direct}      24.9%
 directors as a group                       247,444   Indirect}                1,316,369   Indirect}


(1) Includes information as of March 26, 1997. Shares held by the ESOP trustees and allocated to the participant accounts of officers and directors are included in the table.

(2) Restricted stock units which are vested but deferred and not distributed pursuant to the Company's Restricted Stock Plan as of March 26, 1997 are not transferable by or within the voting control of the participants. Such units are not included in outstanding shares but are included in fully diluted shares.

(3) An asterisk indicates that beneficial ownership is less than one percent of the class.

(4) Assumes exercise of all outstanding warrants, exercise of all vested and unvested options, and distribution of all deferred units under Restricted Stock Plan.

(5) Includes securities owned by Capricorn. See preceding table for relation-ship of Mr. Winokur thereto.



Item 13.  Certain Relationships and Related Information

         See  Item  11,   "Compensation   Committee   Interlocks   and   Insider
Participation" for a discussion of a series of transactions among Capricorn, its Investors, the Company, and the ESOP.

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

     Schedule II - Valuation and Qualifying Accounts for the
       Years Ended December 31, 1996, 1995 and 1994.

     All other financial schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

3.   Exhibits

     Exhibit 3

     (1) Certificate of Incorporation, as currently in effect, consisting of Restated Certification of Incorporation
           (incorporated by reference to Registrant's
           Form 10-K/A for 1995, File No. 1-3879)

     (2) Registrant's By-laws as amended to date
           (incorporated by reference to Registrant's
           Form 10-K/A for 1995, File No. 1-3879)

     Exhibit 4

     (1) Indenture for $100,000,000 of 8.54% Contract Receivables
           Collateralized Notes, Series 1992-1, Due 1997, dated as of January 1, 1992, between Dyn Funding Corporation
           (wholly owned subsidiary of the Registrant) and Bankers
           Trust Company, as trustee (incorporated by reference to Registrant's Form 8-K filed February 7, 1992, File No. 1-3879)

     (2) Specimen 18% Class C Preferred Stock Certificate.
           (incorporated by reference to Registrant's
           Form 10-K for 1988, File No. 1-3879)

     (3) Specimen Common Stock Certificate.
           (incorporated by reference to Registrant's
           Form 10-K for 1988, File No. 1-3879)

     (4) Statement Respecting Warrants and Lapse of Certain Restrictions (incorporated by reference to Registrant's
           Form 10-K for 1988, File No. 1-3879)

     (5) Amendment (effective March 26, 1991) to Statement Respecting Warrants and Lapse of Certain Restrictions (incorporated by reference to Registrant's Form 10-K for 1990, File No. 1-3879)

     (6) Article Fourth of the Amended and Restated Certificate of Incorporation (incorporated by reference to Registrant's Form 10-K for 1992,
           File No. 1-3879)

     (7) Amended and Restated Credit Agreement by and among
           Citicorp North America, Inc. and DynCorp dated March 14, 1996 (incorporated by reference to Registrant's Form 10-K/A for 1995, File No. 1-3879)

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

     Exhibit 10

     (1) Deferred Compensation Plan
           (incorporated by reference to Registrant's Form 10-K for 1987, File No. 1-3879)

     (2) Management Incentive Plan (MIP)

     (3) DynCorp Executive Incentive Plan (EIP)

     (4) Maaagement Severance Agreements
           (incorporated by reference to Exhibits (c)(4) through (c)(12) to Schedule 14D-9 filed by Registrant January 25, 1988.)

     (5) Employment agreement of Paul V. Lombardi,
           Vice President, Government Services Group
           (incorporated by reference to Registrant's Form 10-K for 1993, File No. 1-3879)

     (6) Restricted Stock Plan
           (incorporated by reference to Registrant's Form 10-K for 1993, File No. 1-3879)

     (7) 1995 Stock Option Plan
           (incorporated by reference to Registrant's Form 10-K/A for 1995, File No. 1-3879)

     (8) Employment agreement of Patrick C. FitzPatrick,
           Senior Vice President and Chief Financial Officer

     Exhibit 11

     (1) Computations of Earnings Per Common Share for the
           Years Ended December 31, 1996, 1995 and 1994

     Exhibit 21

     (1) Subsidiaries of the Registrant

     Exhibit 24

     (1) Consent of Independent Public Accountants

         (b)  Reports on Form 8-K

         None filed during the fourth quarter
         ended December 31, 1996

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DYNCORP

March 31, 1997                                      By: P. V. Lombardi
                                                        P. V. Lombardi
                                                        President and Chief
                                                        Executive Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

P. V. Lombardi                  President and Director          March 31, 1997
P. V. Lombardi                  (Principal Executive Officer)

P. C. FitzPatrick               Senior Vice President -         March 31, 1997
P. C. FitzPatrick               Chief Financial Officer

D. L. Reichardt                 Senior Vice  President -        March 31, 1997
D. L. Reichardt                 General Counsel and Director

G. A. Dunn                      Vice President and Controller   March 31, 1997
G. A. Dunn                      (Principal Accounting Officer)

D. R. Bannister                 Director                        March 31, 1997
D. R. Bannister

T. E. Blanchard                 Director                        March 31, 1997
T. E. Blanchard

H. S. Winokur, Jr.              Director                        March 31, 1997
H. S. Winokur, Jr.

D. C. Mecum II                  Director                        March 31, 1997
D. C. Mecum II

R. E. Dougherty                 Director                        March 31, 1997
R. E. Dougherty


DynCorp (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Balance Sheets
(Dollars in Thousands)

                                                                  December 31,
                                                                 1996      1995
Assets
Current Assets:
  Cash and cash equivalents                                  $ 22,761  $ 30,352
  Accounts receivable and contracts in process,
    net of allowance for doubtful accounts (Note 3)            23,802    28,170
  Inventories of purchased products and supplies                  911     1,166
  Other current assets                                          8,263     6,674
    Total current assets                                       55,737    66,362

Investment in and advances to subsidiaries and affiliates      35,124    34,154

Property and Equipment, net of accumulated depreciation
   and amortization                                             6,217     7,340

Intangible Assets, net of accumulated amortization             31,831    32,887

Other Assets                                                    3,775     8,690

       Total Assets                                          $132,684  $149,433


The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

See accompanying "Notes to Condensed Financial Statements".

DynCorp (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Balance Sheets
(Dollars in Thousands)

                                                                   December 31,
                                                                 1996      1995
Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable and current portion of long-term debt (Note 2)$   267  $    902
  Accounts payable                                             15,203    24,614
  Advances on contracts in process                                508     1,033
  Accrued liabilities                                          72,758    80,836
    Total current liabilities                                  88,736   107,385

Long-Term Debt (Note 2)                                           455       662

Other Liabilities and Deferred Credits                          6,654    15,524

Contingencies and Litigation                                        -         -

Temporary Equity:
  Redeemable Common Stock, at Redemption Value -
          ESOP                                                136,343   100,481
          Management Investors                                      -    33,138
          Other                                                 2,979     2,275

Permanent Stockholders' Equity:
  Preferred Stock, Class C                                      3,000     3,000
  Common Stock                                                    332       159
  Common Stock Warrants                                        11,139    11,305
  Paid-in Surplus                                             148,234   148,089
  Adjustment for redemption value greater than par value     (138,694) (135,110)
  Deficit                                                    (101,259) (115,888)
  Common Stock Held in Treasury                               (25,235)  (21,084)
  Unearned ESOP Shares                                              -      (503)

    Total Liabilities and Stockholders' Equity               $132,684  $149,433

The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

See accompanying "Notes to Condensed Financial Statements."

DynCorp (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Statements of Operations
(Dollars in Thousands)

                                                        For the Years Ended
                                                            December 31,
                                                     1996       1995    1994(a)
Revenues                                         $588,978   $584,021   $536,836

Costs and Expenses:
  Cost of services                                565,582    570,808    514,711
  Corporate and selling administrative             11,323     12,552     11,894
  Interest expense                                  1,089      5,375      4,643
  Interest income                                  (1,162)    (2,759)    (1,945)
  Other (Note 3)                                   18,373     22,583     29,732
                                                  595,205    608,559    559,035

Loss from continuing operations before
  income taxes, equity in net income of
  subsidiaries and extraordinary item              (6,227)   (24,538)   (22,199)
  Benefit for income taxes                         (3,994)   (25,340)    (8,952)

Earnings (loss) from continuing operations before
  equity in net income of subsidiaries and
  extraordinary item                               (2,233)       802    (13,247)
  Equity in net income of subsidiaries             14,182      4,472     12,895

Earnings (loss) from continuing operations before
  extraordinary item                               11,949      5,274       (352)
  Earnings (loss) from discontinued operations,
    net of income taxes                             2,680        (20)   (12,479)

Earnings (loss) before extraordinary item          14,629      5,254    (12,831)
  Extraordinary loss from early extinguishment
    of debt                                             -     (2,886)         -

Net earnings (loss)                              $ 14,629   $  2,368   $(12,831)
  Preferred Class C dividends not declared
    or recorded                                    (2,284)    (1,915)    (1,606)

Common stockholders' share of earnings (loss)    $ 12,345   $    453   $(14,437)

(a) Restated for the discontinuance of the Commercial Aviation business.

The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

See accompanying "Notes to Condensed Financial Statements."

DynCorp (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Statements of Cash Flows
(Dollars in Thousands)
                                                           For the Years Ended
                                                                December 31,
                                                        1996     1995    1994(a)
Cash Flows from Operating Activities:
 Net earnings (loss)                                 $14,629 $  2,368  $(12,831)
  Adjustments to reconcile net earnings (loss)
   from operations to net cash (used) provided
   by operating activities:
    Depreciation and amortization                      3,600    5,437     5,911
    Pay-in-kind interest on Junior Subordinated
     Debentures                                            -        -    15,329
    Loss, before tax, on purchase of Junior
     Subordinated Debentures                               -    4,786         -
    Payment of income taxes on gain on sale of
     discontinued operations                         (13,990)       -         -
    (Earnings) loss from discontinued operations      (2,680)      20    12,479
    Deferred income taxes                                787    2,707       (59)
    Accrued compensation under Restricted Stock Plan       -        -      (329)
    Noncash interest income                                -        -    (1,375)
    Change in reserves of businesses divested in 1988    825    7,700     2,318
    Other                                               (327)  (2,021)     (923)
    Change in assets and liabilities, net of
     acquisitions and dispositions:
      Decrease (increase) in accounts receivable and
       contracts in process                            4,367    4,311   (11,758)
      Decrease (increase) in inventories                 255     (445)     (209)
      Decrease (increase) in other current assets     (1,523)  (1,886)   (1,069)
      Decrease in current liabilities except notes
       payable and current portion of long-term debt  (9,652)  (5,994)  (10,003)
Cash (used) provided by continuing operations         (3,709)  16,983    (2,519)
Cash used by discontinued operations                       -   (1,416)   (2,946)
   Cash (used) provided by operating activities       (3,709)  15,567    (5,465)

Cash Flows from Investing Activities:
 Sale of property and equipment                          859       27       660
 Purchase of property and equipment, net of
  capitalized leases                                  (1,452)  (1,926)    1,734
 Proceeds received from notes receivable                   -    8,943         -
 Assets and liabilities of acquired businesses        (1,707)       -         -
 Proceeds from sale of discontinued operations         3,050  135,700         -
 Investing activities of discontinued operations           -  (41,669)        -
 Increase in investments in affiliates                     -        -     1,500
 Decrease (increase) in cash on deposit for
  letters of credit                                    6,244   (3,307)      (21)
 Other                                                  (232)    (229)     (617)
   Cash provided from investing activities             6,762   97,539     3,256

Cash Flows from Financing Activities:
  Treasury stock purchased                            (9,712) (12,267)   (3,182)
  Payment on indebtedness                               (842)  (6,659)   (3,349)
  Treasury stock sold                                      -        -       159
  Redemption of Junior Subordinated Debentures             - (105,971)        -
  Stock released to Employee Stock Ownership Plan        503   17,497    17,100
  Deferred financing expenses                         (1,310)    (864)        -
  Financing activities of discontinued operations          -        -      (652)
  Other financing transactions                           (20)       -        49
  Change in intercompany balances, net                   737   19,152    (5,536)
 Cash (used) provided from financing activities      (10,644) (89,112)    4,589

Net (Decrease) Increase in Cash and Short-term
 Investments                                          (7,591)  23,994     2,380
Cash and Short-term Investments at Beginning
 of the Year                                          30,352    6,358     3,978
Cash and Short-term Investments at End of the Year   $22,761  $30,352  $  6,358

(a) Restated for the discontinuance of the Commercial Aviation business.

The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

See accompanying "Notes to Condensed Financial Statements."

DynCorp (Parent Company)
Schedule I - Notes to Condensed Financial Statements
December 31, 1996

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

2.  Long-term Debt

   At December 31, 1996 and 1995, long-term debt consisted of (in thousands):

                                                       1996       1995
 Notes payable, due in installments through 2002,
  11.43% weighted average interest rate             $   722    $ 1,564
 Less current portion                                   267        902
                                                    $   455    $   662

  Maturities of long-term debt as of December 31, 1996, were as follows (in thousands):

                       1997                $ 267
                       1998                  121
                       1999                  143
                       2000                  161
                       2001                   30
                                           $ 722
3.  Accounts Receivable

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

  The Company receives 97% of the face value of the accounts receivable sold to DFC. The 3% discount from the face value of the accounts receivable is recorded as an expense by the Company at the time of sale. In 1996 and 1995, the Company recorded as expense $17,238,000 and $16,406,000 which is reflected in "Other" in the accompanying "Statements of Operations" (in the "Consolidated Statements of Operations" of DynCorp and Subsidiaries this expense is offset by the gain recognized by DFC).


DynCorp and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 1996, 1995 and 1994
(Dollars in Thousands)

                                   Balance at Charged to  Charged             Balance
                                   Beginning  Costs and  to Other            at End of
        Description                of Period   Expenses  Accounts   Other      Period
Year Ended December 31, 1996
  Allowance for doubtful accounts    $     9   $   120   $     -  $  100(1)    $ 229

Year Ended December 31, 1995
  Allowance for doubtful accounts    $     9   $     -   $     -  $    -       $   9

Year Ended December 31, 1994
 Allowance for doubtful accounts (2) $     9   $     -   $     -  $    -      $    9

(1) Balance recorded at acquisition of Data Management Design, Inc. (see Note 20).

(2) Restated for discontinuance of the Commercial Aviation business (see Note 2).
