Form 10-Q
period 1997-03-27
DYNCORP
filed 1997-05-12
CIK 30770

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended            March 27, 1997

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,009,636 shares of common stock having a par value of $0.10 per share were outstanding at March 27, 1997.

                                             DYNCORP

                                              INDEX

PART I.  FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets -
         March 27, 1997 and December 31, 1996

     Consolidated Condensed Statements of Operations -
         Three Months Ended March 27, 1997 and March 28, 1996

     Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 27, 1997 and March 28, 1996

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

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

     Exhibit 11 - Computations of Earnings Per Common Share


                          PART I. FINANCIAL INFORMATION

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 27, 1997 AND DECEMBER 31, 1996
                             (Dollars in thousands)

                                                            March 27,
                                                              1997                December 31,
                                                            Unaudited                 1996
Current Assets:
 Cash and cash equivalents                                 $   64,138            $   25,877
 Accounts receivable and contracts in process (Note 2)        186,893               187,679
 Inventories of purchased products and supplies,
     at lower of cost (first-in, first-out) or market             873                 1,030
 Other current assets                                          15,633                10,009
     Total current assets                                     267,537               224,595

Property and Equipment (net of accumulated depreciation
 and amortization of $18,034 in 1997 and $16,737 in 1996)      19,294                19,084

Intangible Assets (net of accumulated amortization
 of $43,577 in 1997 and $43,028 in 1996)                       48,379                48,927

Other Assets (Notes 2, 5 and 8)                                79,202                76,146

Total Assets                                               $  414,412            $  368,752

See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 27, 1997 AND DECEMBER 31, 1996
                (Dollars in thousands, except per share amounts)

                                                             March 27,
                                                               1997                December 31,
                                                             Unaudited                1996
Liabilities and Stockholders' Equity
Current Liabilities:
 Notes payable and current portion of long-term debt       $       523           $       628
 Accounts payable                                               37,431                42,716
 Advances on contracts in process                                6,381                 6,002
 Accrued liabilities                                            96,191                99,499
     Total current liabilities                                 140,526               148,845

Long-Term Debt  (Notes 5 and 9)                                202,551               103,555

Other Liabilities and Deferred Credits  (Note 8)                79,621                79,513

Contingencies and Litigation  (Note 8)                               -                     -

Temporary Equity (Note 3):
 Redeemable Common Stock -
   ESOP Shares, 6,670,442 and 6,165,957
     shares issued and outstanding in 1997 and 1996,
     respectively, subject to restrictions                     146,433               136,343
   Other, 125,714 shares issued and outstanding in
     1997 and 1996, respectively                                 2,979                 2,979

Permanent Stockholders' Equity (Note 4):
 Preferred Stock, Class C 18% cumulative,  convertible,
   $24.25 liquidation value (liquidation  value
   including  unrecorded  dividends  of  $14,147  in 1996),
   123,711 shares authorized,
   issued and outstanding in 1996                                    -                 3,000
 Common Stock, par value ten cents per share, authorized
   20,000,000 shares; issued 3,856,218 shares in 1997
   and 3,315,673 shares in 1996                                    386                   332
 Common Stock Warrants                                           3,925                11,139
 Paid-in Surplus                                               122,766               148,234
 Reclassification to temporary equity for redemption value
   greater than par value                                     (148,734)             (138,694)
 Deficit                                                       (98,948)             (101,259)
 Common Stock Held in Treasury,  at cost;  1,642,738 shares
   and 170,716 warrants in 1997 and 1,514,482 shares and
   170,716 warrants in 1996                                    (28,012)              (25,235)
 Unearned ESOP Shares                                           (9,081)                    -

Total Liabilities and Stockholders' Equity                 $   414,412           $   368,752

See accompanying notes to consolidated condensed financial statements.



                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                    UNAUDITED

                                                      Three Months Ended
                                                   March 27,       March 28,
                                                      1997           1996
Revenues:
 Information and Engineering Technology            $  63,956      $ 71,012
 Aerospace Technology                                104,594        85,530
 Enterprise Management                               102,587        85,184
     Total revenues                                  271,137       241,726

Costs and expenses:
 Cost of services                                    259,794       230,997
 Corporate selling and administrative                  4,439         4,460
 Interest income                                        (361)         (614)
 Interest expense                                      2,983         2,580
 Other                                                   277           566
     Total costs and expenses                        267,132       237,989

Earnings before income taxes and minority interest     4,005         3,737
   Provision for income taxes (Note 6)                 1,286         1,200

Earnings before minority interest                      2,719         2,537
   Minority interest                                     408           296

Net earnings                                      $    2,311      $  2,241

   Preferred Class C dividends not declared
    or recorded (Note 4)                                   -          (534)

Common stockholders' share of earnings             $    2,311    $   1,707

Earnings per common share (a):
 Basic                                            $     0.27     $    0.21

 Diluted                                          $     0.21     $    0.14


(a) Prior year data has been restated to conform with current period presentation under FAS 128, "Earnings per Share" (See Note 7).

See accompanying notes to consolidated condensed financial statements.


                             DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                    UNAUDITED

                                                            Three Months Ended
                                                          March 27,    March 28,
                                                            1997          1996
Cash Flows from Operating Activities:
Net earnings                                            $   2,311    $    2,241
Adjustments to reconcile net earnings from operations
  to net cash used:
Depreciation and amortization                               2,650         2,145
Payment of income taxes on gain on sale of
  Commercial Aviation business                                  -       (13,990)
Other                                                           9          (485)
Changes in current assets and liabilities, net of
  acquisitions:
  Increase in current assets except
    cash, cash equivalents and notes receivable            (4,912)       (3,659)
  Decrease in current liabilities except notes payable
    and current portion of long-term debt                  (8,195)      (11,801)
     Cash used by operating activities                     (8,137)      (25,549)

Cash Flows from Investing Activities:
Sale of property and equipment                                 23             1
Purchase of property and equipment                         (1,360)       (1,502)
Decrease in cash on deposit for letters of credit               -         2,070
Other                                                        (116)          (14)
    Cash (used) provided by investing activities           (1,453)          555

Cash Flows from Financing Activities:
Treasury stock purchased                                     (268)       (3,153)
Payment on indebtedness                                      (595)         (313)
Proceeds from issuance of Senior Notes (Note 5)            99,484             -
Stock released to Employee Stock Ownership Plan             1,297           503
Loan to Employee Stock Ownership Plan (Note 4)            (10,379)            -
Deferred financing expenses (Note 5)                       (3,502)       (1,209)
Common stock and warrants purchased from
  investors (Note 4)                                      (37,819)            -
Other                                                        (367)            1
    Cash provided (used) from financing activities         47,851        (4,171)

Net Increase (Decrease) in Cash and Cash Equivalents       38,261       (29,165)
Cash and Cash Equivalents at Beginning of the Period       25,877        31,151
Cash and Cash Equivalents at End of the Period          $  64,138    $    1,986

Supplemental Cash Flow Information:
  Cash paid for income taxes                            $     804    $   14,040
  Cash paid for interest                                $   4,169    $    2,106

See accompanying notes to consolidated condensed financial statements.



DYNCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS' EQUITY
(Dollars in thousands)

                                                                          UNAUDITED

                                                                                     Adjustment for
                                                                 Common             Redemption Value                        Unearned
                                       Preferred      Common      Stock     Paid-in   Greater than               Treasury     ESOP
                                           Stock       Stock   Warrants     Surplus    Par Value      Deficit     Stock      Shares
Balance, December 31, 1996               $ 3,000      $  332    $11,139    $148,234    $(138,694)   $(101,259) $ (25,235)  $      -
   Stock issued under
     Restricted Stock Plan                                 8                     93
   Treasury stock issued                                                                                             233
   Treasury stock purchased                                                    (665)                                (231)
   Stock warrants and options exercised                    1        (17)        105
   Loans to the Employee Stock
       Stock Ownership Plan (Note 4)                                                                                        (10,379)
   Payment received on ESOP note                                                                                              1,298
   Class C Preferred Stock converted
        and warrants exercised (Note 4)   (3,000)         95     (2,007)      5,119
   Common stock and warrants
        purchased (Note 4)                                       (5,190)    (30,120)                              (2,779)
   Net earnings                                                                                         2,311
   Reclassification to Redeemable
     Common Stock                                       ( 50)                            (10,040)
Balance, March 27, 1997                  $     -      $  386    $ 3,925    $122,766    $(148,734)   $ (98,948) $ (28,012)  $ (9,081)



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

2. At March 27, 1997, $109,670,000 of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes, Series 1992-1. Additionally, $3,000,000 of cash is restricted as collateral for the Notes and has been included in Other Assets on the balance sheet at March 27, 1997.

      The Notes are scheduled to begin principal amortization on May 30, 1997; however, the Company has secured financing to satisfy the maturing obligations of the debt (see Notes 4 and 9). At March 27, 1997, the debt remains classified as long-term.

      Accounts receivable are net of an allowance for doubtful accounts of $229,000 in 1997 and 1996.

3. Common stock which is redeemable has been reflected as Temporary Equity at each balance sheet date and consists of the following:

                                     Balance at                      Balance at
                         Redeemable   March 27,          Redeemable December 31,
                  Shares   Value        1997       Shares   Value       1996
   ESOP Shares  3,520,037  $23.70 $  83,424,877  3,520,037 $23.70 $  83,424,877
                3,150,405  $20.00    63,008,100  2,645,920 $20.00    52,918,400
                6,670,442         $ 146,432,977  6,165,957        $ 136,343,277

   Other Shares   125,714  $23.70 $   2,979,422    125,714 $23.70 $   2,979,422


4. In February 1997, the Employee Stock Ownership Trust purchased from certain investors in Capricorn Investors, L.P. all of the Company's Class C Preferred Stock. The purchase price for the securities was $18,567,000, of which $10,290,000 was a note from the ESOP that was guaranteed by the Company. The ESOP subsequently converted the Class C Preferred Stock and exercised the attached warrants, upon which the Company issued 949,642 shares of common stock to the ESOP. The unpaid balance on the note receivable from the ESOP, representing 455,473 shares, is reflected as a reduction in stockholders equity at March 27, 1997.

      Concurrent with the ESOP's purchase of the Class C Preferred Stock, the Company purchased 128,345 shares of common stock and 1,806,147 common stock warrants from the other investors in Capricorn Investors, L.P. The purchase price for these securities was $37,819,000, of which $18,910,000 was paid in cash and short-term notes were issued for the balance.

5. 0n March 17, 1997, the Company closed on the issuance of $100,000,000 of 9.5% Senior Subordinated Notes due 2007. The notes are unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company. Interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 1997.

      The proceeds received, $99,484,000, net of a discount, were used to fund the Company's purchase of common stock and warrants from outside investors, to make a loan to the ESOP to repay the note to certain of the Capricorn investors (plus accrued interest) for the purchase of the Class C Preferred Stock (see Note 4), to fund partially the retirement of the Contract Receivable Collateralized Notes (see Notes 2 and 9) and to pay transaction fees.

6. The provision for income taxes in 1996 and 1995 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

7. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding which consists of issued shares or shares issuable under the Restricted Stock Plan, less shares held in treasury and any unallocated ESOP shares. Diluted earnings per share assumes the exercise of all outstanding common stock warrants and stock options under the treasury stock method. Basic and diluted earnings per share are presented below (dollars in thousands, except per share amounts).

                                                                             Three Months Ended
                                                               March 27, 1997                March 28, 1996
                                                                         Per Share                        Per Share
                                                      Income    Shares     Amount      Income     Shares    Amount
      Net earnings                                   $ 2,311                          $ 2,241
      Less: Preferred stock dividends                      -                             (534)
      Basic Earnings per Share:

      Earnings available to common stockholders      $ 2,311   8,628,228   $0.27      $ 1,707   8,154,327  $0.21

      Common stock issuable upon conversion of:
        Warrants                                               2,321,176                        4,074,291
        Stock Options                                            128,749                            2,387

      Diluted Earnings per Share:
      Earnings available to common stockholder
        plus assumed conversions                     $ 2,311  11,078,153   $0.21      $ 1,707  12,231,005  $0.14


      The Company adopted SFAS No. 128 "Earnings per Share" in 1997. As a result, reported earnings per share for 1996 have been restated. The effect of this accounting change on previously reported earnings per share (EPS) data is as follows:

                                                  Three Months Ended
                                                     March 28, 1996
                                               Primary      Fully Diluted
        Per share amounts:
        EPS as reported                        $  0.14            $  0.14
        Effect of SFAS No. 128                    0.07                  -
        Basic and Diluted EPS as restated      $  0.21            $  0.14



8. The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain personal injury, tax, environmental and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury and contract and dispute claims. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny liability, and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers.
     The total amount of damages currently claimed by the plaintiffs in these cases is estimated to be approximately $127,000,000 (including compensatory punitive damages and penalties). The Company believes that the amount that will actually be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance, the Company believes it is adequately reserved with respect to the potential liability for such claims. The estimates set forth above do not reflect claims that may have been incurred but have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

     Asbestos Claims

     An acquired and inactive subsidiary, Fuller-Austin Insulation Company ("Fuller-Austin"), which discontinued its business activities in 1986, has been named as one of many defendants in civil lawsuits which have been filed in certain state courts beginning in 1986 (principally Texas) against manufacturers, distributors and installers of products allegedly containing asbestos. Fuller-Austin was a non-manufacturer that installed and occasionally distributed industrial insulation products. Fuller-Austin had discontinued the use of asbestos-containing products prior to being acquired by the Company in 1974. These claims are not part of a class action.

     The claimants generally allege injuries to their health caused by inhalation of asbestos fibers. Many of the claimants seek punitive damages as well as compensatory damages. The amount of damages sought is impacted by a multitude of factors. These include the type and severity of the disease sustained by the claimant (i.e., mesothelioma, lung cancer, other types of cancer, asbestosis or pleural changes); the occupation of the claimant; the duration of the claimant's exposure to asbestos-containing products; the number and financial resources of the defendants; the jurisdiction in which the claim is filed; the presence or absence of other possible causes of the claimant's illness; the availability of legal defenses, such as the statute of limitations; and whether the claim was made on an individual basis or as part of a group claim.

     Claim Exposure

     As  of  May  2,  1997,   14,111   plaintiffs   have  filed  claims  against
     Fuller-Austin and various other defendants. Of these claims, 3,203 have been dismissed, 3,690 have been resolved without an admission of liability at an average cost of $3,590 per claim (excluding legal defense costs) and an additional 618 claims have been settled in principle (subject to future processing and funding) at a average cost of $2,019 per claim.

     The following is a summary of claims filed against Fuller-Austin through May 2, 1997:


                                                Y   e   a   r   s
                                 1993
                                & Prior   1994    1995    1996  1997(1)  Total
      Claims Filed               2,921   1,136   4,522   4,122   1,410  14,111
      Claims Dismissed             (79)    (21) (1,035) (1,459)   (609) (3,203)
      Claims Resolved           (1,224)   (394)   (182) (1,828)    (62) (3,690)
      Settlements in process                                              (618)
      Claims Outstanding at May 2, 1997                                  6,600
      (1)  As of May 2, 1997

     In connection with these claims, Fuller-Austin's primary insurance carriers have incurred approximately $21,400,000 (including $9,400,000 of legal defense costs, but excluding $1,250,000 for settlements in process) to defend and settle the claims and, in addition, judgments have been entered against Fuller-Austin for jury verdicts of $6,500,000 which have not been paid and which are under appeal by Fuller-Austin. Through March 27,1997, the Company and Fuller-Austin have charged to expense approximately $12,500,000 consisting of $6,200,000 of charges under retrospectively rated insurance policies and $6,300,000 of reserves for potential uninsured legal and settlement costs related to these claims. These charges substantially eliminate any further exposure for retrospectively determined premium payments under the retrospectively rated insurance policies.

     Fuller-Austin has continued its strategy to require direct proof that claimants had exposure to asbestos-containing products as the result of Fuller-Austin's operations. This has resulted in an increase in claim settlements and a decrease in litigation defense activities. However, perceived changes in the nature of new claims filed have caused Fuller-Austin and its insurers to reevaluate Fuller-Austin's approach to claims settlement. Consequently, there is a potential for an increased level of trial activity which Fuller-Austin believes will reduce the overall cost of asbestos personal injury claims in the long run by requiring claimants to present and prove clear evidence of substantial asbestos-related impairment and exposure to Fuller-Austin's operations, and by denying recovery to claimants who are unimpaired or who did not have significant exposure to Fuller-Austin's operations.

     Further, the level of filed claims has become significant only since 1992, and therefore, Fuller-Austin has a relatively brief history (compared to manufacturers and suppliers) of claims volume and a limited data file upon which to estimate the number or costs of claims that may be received in the future. Also, effective September 1, 1995, the State of Texas (where most of these claims have been filed) enacted tort reform legislation which Fuller-Austin believes will ultimately curtail the number of unsubstantiated asbestos claims filed against the subsidiary in Texas.

     The Company and its defense counsel have analyzed the 14,111 claim filings incurred through May 2, 1997. Based on this analysis and consultation with its professional advisors, Fuller-Austin has estimated its cost, including legal defense costs, to be $16,350,000 for claims filed and still unsettled and $38,500,000 as its minimum estimate of future costs of unasserted claims, including legal defense costs. No upper limit of exposure can presently be reasonably estimated. The Company cautions that these estimates are subject to significant uncertainties, including the future effect of tort reform legislation enacted in Texas and other states, the success of Fuller-Austin's litigation strategy, the size of jury verdicts, success of appeals in process, the number and financial resources of future plaintiffs, and the actions of other defendants. During 1996, approximately 40 claims, with approximately 700 more being prepared for filing, were filed in another state where Fuller-Austin had performed a significant amount of its business. Although the claims filed against Fuller-Austin in states other than Texas have been included in the claims summary table set forth above, exposure for these claims has not been included in the Company's estimates and neither the Company nor its defense counsel are able to reasonably predict the outcome of these cases or the incidence of the 700 or other future claims that may be filed. Therefore, actual claim experience may vary significantly from such estimates, especially if certain Texas appeals are decided unfavorably to Fuller-Austin and/or the level of claims filed in other states increases. At March 27, 1997 and December 31, 1996, Fuller-Austin recorded an estimated liability for future indemnity payments and defense costs related to currently unsettled claims and minimum estimated future claims of $55,000,000 (recorded as long-term liability).

     Insurance Coverage

     Defense has been tendered to and accepted by Fuller-Austin's primary insurance carriers, and by certain of the Company's primary insurance carriers that issued policies under which Fuller-Austin is named as an additional insured; however, only one such primary carrier has partially accepted defense without a reservation of rights. The Company believes that Fuller-Austin has at least $7,725,000 in unexhausted primary coverage (net of deductibles and self-insured retentions, but including disputed coverage) under its liability insurance policies to cover the unsettled claims, verdicts and future unasserted claims and defense costs. The primary carriers also have unlimited liability for defense costs (presently running at the annual rate of approximately $1,500,000) until such time as the primary limits under these policies are exhausted. When the primary limits are exhausted, liability for both indemnity and legal defense will be tendered to the excess coverage carriers, all of which have been notified of the pendency of the asbestos claims. The Company and Fuller-Austin have approximately $490,000,000 of additional excess and umbrella insurance that is generally responsive to asbestos claims. This amount excludes approximately $92,000,000 of coverage issued by insolvent carriers. After the $7,725,000 of unexhausted primary coverage, the Company has $35,700,000 of excess coverage in place excluding a $35,000,000 layer of insolvent coverage for policy years 1979 through 1984 (the "Insolvent Layer"). All of the Company's and Fuller-Austin's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy terms and conditions.

     Coverage Litigation

     The Company and Fuller-Austin have instituted litigation in Los Angeles Superior Court, California, against their primary and excess insurance carriers, to obtain declaratory judgments from the court regarding the obligations of the various carriers to defend and pay asbestos claims. The issues in this litigation include the aggregate liability of the carriers, the triggering and drop-down of excess coverage to cover the Insolvent Layer and allocation of losses among multiple carriers including insolvent carriers and various other issues related to the interpretation of the policy contracts. All of the carrier defendants have filed general denial answers.

     Although there can be no assurances as to the outcome of this litigation, management believes that it is probable that the Company and Fuller-Austin will prevail in obtaining judicial rulings confirming the availability of a substantial portion of the coverage. Currently, the Company has excess coverage under policies issued by solvent carriers of approximately $497,725,000 ($7,725,000 in primary coverage and $490,000,000 in excess coverage). Based on a review of the independent ratings of these carriers, the Company believes that a substantial portion of this coverage will continue to be available to meet the claims. Fuller-Austin recorded in Other Assets $55,000,000 (not including reserves of $6,200,000 and $6,400,000, respectively) at March 27, 1997 and December 31, 1996, representing the amount that it expects to recover from its insurance carriers for the payment of currently unsettled and estimated future claims.

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

     While the Company and Fuller-Austin believe that they have recorded sufficient liability to satisfy Fuller-Austin's reasonably anticipated costs of present and future plaintiffs' suits, it is not possible to predict the amount or timing of future suits or the future solvency of its insurers. In the event that currently unsettled and future claims exceed the recorded liability of $55,000,000, the Company believes that the judicially determined and /or negotiated amounts of excess and umbrella insurance coverage that will be available to cover additional claims will be significant; however, it is unable to predict whether or not such amounts will be adequate to cover all additional claims without further contribution by Fuller-Austin.

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

     The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors, if the payments exceed allowable costs. Audits have been completed on the Company's incurred contract costs through 1986 and are continuing for subsequent periods. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based upon its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, including issues related to the recoverability of certain of its ESOP contributions, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by the Department of Justice and other investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at March 27, 1997, that will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

9. Subsequent Events - On April 18,1997, the Company's wholly-owned subsidiary Dyn Funding Corporation ("DFC") entered into an agreement with Prudential Insurance Company of America and Columbia Life Insurance Company, Inc. to purchase from DFC up to $140,000,000 of Contract Receivable Collateralized Notes, Series 1997-1. The notes consist of a $50,000,000 Class A Fixed Rate Note, which was issued at closing, and a $90,000,000 Class B Variable Rate Note, which has yet to be utilized. These notes contain terms and conditions substantially identical to those of the Contract Receivable Collateralized Notes, Series 1992-1. Utilizing the proceeds from the issuance of the Senior Notes and the proceeds from the new Contract Receivable Collateralized Class A Fixed Rate Note, the Contract Receivable Collateralized Notes, Series 1992-1 were retired.

     Upon the closing of the Series 1997-1 Notes, the Company reduced the available amounts under its term note facility with Citicorp
     North  America,  Inc.  from  $50,000,000  to $15,000,000.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the 1996 Form 10-K.

Working capital at March 27, 1997 was $127.0 million compared to $75.8 million at December 31, 1996, an increase of $51.2 million. This increase is due primarily to the funds from the closing of the 9.5% Senior Notes which are designated to be used to retire the Contract Receivable Collateralized Notes in April 1997 (see Note 9 to the Consolidated Financial Statements and comments below).

At March 27, 1997, $109.7 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes Series 1992-1.

Cash used by operations was $8.1 million in the first quarter of 1997, as compared to $25.5 million in the first quarter of 1996. The decrease in cash used is attributable to the payment of $14.0 million of income taxes on the gain on the sale of the Commercial Aviation business in the first quarter of 1996.

Investing activities used funds of $1.5 million in the first quarter of 1997, principally for the purchase of property and equipment. During the first quarter of 1996, cash provided by investing activities was $0.6 million with cash released from deposit for letters of credit exceeding cash used for the purchase of property and equipment.

Financing activities provided funds of $47.9 million in the first quarter of 1997 which consist primarily of the proceeds from the sale of the 9.5% Senior Notes less funds utilized to make a loan to the Employee Stock Ownership Plan to fund the purchase of the Class C Preferred Stock, to fund the Company's purchase of common stock and warrants from investors and to pay transaction fees associated with the placement of the Notes.

On April 18, 1997, the Company's wholly-owned subsidiary Dyn Funding Corporation ("DFC") entered into an agreement with Prudential Insurance Company of America and Columbia Life Insurance Company, Inc. to purchase from DFC up to $140.0 million of Contract Receivable Collateralized Notes, Series 1997-1. The notes consist of a $50.0 million Class A Fixed Rate Note, which was issued at closing, and a $90.0 million Class B Variable Rate Note, which has yet to be utilized. These notes contain terms and conditions substantially identical to those of the Contract Receivable Collateralized Notes, Series 1992-1. Utilizing the proceeds from the issuance of the Senior Notes and the proceeds from the new Contract Receivable Collateralized Class A Fixed Rate Note, the Contract Receivable Collateralized Notes, Series 1992-1 were retired.

Upon the closing of the Series 1997-1 Notes, the Company reduced the available amounts under its term note facility with Citicorp North America, Inc. from $50.0 million to $15.0 million.

At March 27, 1997, backlog (including option years on government contracts) was $3.150 billion compared to $3.002 billion at December 31, 1996, a net increase of $148.0 million, attributable to contract wins, extensions and add-ons.

Results of Operations

Revenues for the first quarter of 1997 were $271.1 million, up $29.4 million (12.2%) from $241.7 million in the first quarter of 1996. Revenues for Aerospace Technology (AT) and Enterprise Management (EM) for the first quarter were $104.6 million and $102.6 million, respectively, an increase of $19.1 million and $17.4 million over the comparable period in 1996. Information and Engineering Technology's (I&ET) revenues for the first quarter were $63.9 million, down $7.1 million, from $71.0 million in the first quarter of 1996. Increases in AT's revenues were attributable to a State Department contract in support of the Bosnian peacekeeping initiative which was awarded in February 1996 and phased in later in the year, but which was fully operational in 1997 as well as increases in the level of effort on several existing contracts. In EM, reductions in revenue due to contract losses were more than offset by revenues from a large Department of Energy subcontract which was awarded in August 1996, but which was fully operational in 1997. In I&ET, revenues attributable to the acquisition of Data Management Design, Inc. in June 1996, and new IDIQ type contracts were more than offset by the decrease in revenues due to the completion and phase-out of a large contract with the Postal Service in 1996.

Cost of Services was 95.8% of revenue for the first quarter of 1997 as compared to 95.6% of revenue for the comparable period in 1996, resulting in gross margins of $11.3 million (4.2%) and $10.7 million (4.4%), respectively. The same contract wins and losses which affected revenues similarly affected gross margin. Additionally, the Company has charged $0.5 million to Cost of Services in the first quarter of 1997, representing a partial write-off of certain purchased software as the result of net realization concerns.

Interest income in the first quarter of 1997 was less than the comparable period in 1996 due to lower cash and cash equivalent balances and related yields throughout the quarter.

Interest expense was $3.0 million in the first quarter of 1997, up from $2.6 million in 1996, principally due to the accrual of interest on the 9.5% Senior Notes from the closing date, March 17, 1997, through the end of the first quarter.

Other expense consists of the following major items (in thousands):

                                                Three Months Ended
                                          March 27,              March 28,
                                            1997                   1996
      Amortization of costs in excess
        of net assets acquired             $ 402                  $ 377
      Provision for nonrecovery of
        receivables                            1                    106
      Miscellaneous                         (126)                    83
                                          $  277                  $ 566

The provision for income taxes in 1996 and 1995 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

  This item is incorporated herein by reference to Note 8 to the Consolidated Condensed Financial Statements included elsewhere in this quarterly Report on Form 10-Q.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit 11 - Computations of Earnings Per Common Share

(b)  Reports on Form 8-K

  None filed
                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DYNCORP




Date:  May 12, 1997              P.C. FitzPatrick
                                 P.C. FitzPatrick
                                 Senior Vice President
                                 and Chief Financial Officer

Date:  May 12, 1997              J.J. Fitzgerald
                                 J.J. Fitzgerald
                                 Vice President and Controller

Date:  May 12, 1997              G.A. Dunn
                                 G.A. Dunn
                                 Vice President