Form 10-K/A
period 1996-12-31
DYNCORP
filed 1997-06-10
CIK 30770

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A to the Registrant's Annual report on Form 10-K for the fiscal year ended December 31, 1996 is being filed via EDGAR solely to correct an error in footnote 18 to the Consolidated Financial Statements included as part of Item 8 thereto. The disseminated paper version of the Form 10-K did not include this error.

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

         The Company has opted to account for its stock option plan in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, under the intrinsic value based method of accounting for options, no compensation cost has been recognized. SFAS 123, "Accounting for Stock Based Compensation" encourages, but does not require, adoption of the fair value based method of accounting for employee stock options. The fair value of each option grant is equal to the Formula Price at the date of grant (see Item 5 "Market for the Registrant's Common Stock and Related Stockholder Matters" included elsewhere in this Annual Report
  Form 10-K). The minimum value is determined assuming a five year expected life of the options, a risk-free interest rate of 7% and a volatility factor of zero. Had the Company adopted
  SFAS No. 123, common stockholders' share of net earnings and earnings per share for the year ended December 31, 1996 would have been approximately $12,065,000 and $1.03, respectively. Comparable data has not been presented for December 31, 1995, as none of the options had vested and therefore no additional compensation costs would be assumed.

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