Form 10-Q/A
period 1997-03-27
DYNCORP
filed 1997-06-13
CIK 30770

FORM 10-Q/A

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



                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                    UNAUDITED

                                                      Three Months Ended
                                                   March 27,       March 28,
                                                      1997           1996
Revenues:
 Information and Engineering Technology            $  63,956      $ 71,012
 Aerospace Technology                                104,594        85,530
 Enterprise Management                               102,587        85,184
     Total revenues                                  271,137       241,726

Costs and expenses:
 Cost of services                                    259,794       230,997
 Corporate selling and administrative                  4,439         4,460
 Interest income                                        (361)         (614)
 Interest expense                                      2,983         2,580
 Other                                                   277           566
     Total costs and expenses                        267,132       237,989

Earnings before income taxes and minority interest     4,005         3,737
   Provision for income taxes (Note 6)                 1,286         1,200

Earnings before minority interest                      2,719         2,537
   Minority interest                                     408           296

Net earnings                                      $    2,311      $  2,241

   Preferred Class C dividends not declared
    or recorded (Note 4)                                   -          (534)

Common stockholders' share of earnings             $    2,311    $   1,707



Weighted average number of common shares
 outstanding and dilutive common stock
 equivalents (Note 7)                              11,078,153   12,231,005

Common stockholders' share of earnings
 per common share - primary and fully diluted    $       0.21    $    0.14



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



7. The weighted average number of common shares outstanding includes issued shares or shares issuable under the Restricted Stock Plan, less shares held in treasury and any unallocated ESOP shares. For the three months ended March 27, 1997, approximately 2,321,000 unexercised warrants and 129,000 stock options have been included as share equivalents using the treasury stock method.


     SFAS No. 128, "Earnings per Share," was issued in February 1997 and is effective for financial statements issued after December 15, 1997.
     The statement establishes new standards for computing and presenting earnings per share ("EPS") and will require restatement of prior years. This statement simplifies the standards for computing EPS previously found in APB Opinion 15. It replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS, requires a dual presentation on the face of the income statement and requires a reconciliation of basic EPS computation to diluted EPS.
     Had SFAS No. 128 been effective for financial statements issued
     March 27, 1997, basic and diluted EPS would have been $0.27 and $0.21, respectively.



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