Form 10-Q
period 1997-06-26
DYNCORP
filed 1997-08-11
CIK 30770

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 26, 1997

                                   OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to

Commission file number         1-3879


                                  DynCorp
           (Exact name of registrant as specified in its charter)


                Delaware                              36-2408747
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)              Identification No.)


      2000 Edmund Halley Drive, Reston, VA             20191-3436
    (Address of principal executive offices)           (Zip Code)

                            (703)   264-0330
            (Registrant's telephone number, including area code)




          (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,023,814 shares of common stock having a par value of $0.10 per share were outstanding at June 26, 1997.

                                     DYNCORP

                                      INDEX

                                                                     Page
PART I.  FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets -
         June 26, 1997 and December 31, 1996                         3-4

     Consolidated Condensed Statements of Operations -
         Three and Six Months Ended June 26, 1997 and June 27, 1996    5

     Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 26, 1997 and June 27, 1996              6

     Consolidated Statement of Permanent Stockholders' Equity          7

     Notes to Consolidated Condensed Financial Statements           8-13

     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                 14-16

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                       17

     Item 6.  Exhibits and Reports on Form 8-K                        17

     Signatures                                                       17

     Exhibit 11 - Computations of Earnings Per Common Share           18

                          PART I. FINANCIAL INFORMATION

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 26, 1997 AND DECEMBER 31, 1996
                             (Dollars in thousands)




                                                         June 26,
                                                          1997     December 31,
                                                        Unaudited     1996
Assets
Current Assets:
 Cash and cash equivalents                             $   32,923   $ 25,877
 Accounts receivable and contracts in process (Note 2)    182,226    187,679
 Inventories of purchased products and supplies,
     at lower of cost (first-in, first-out) or market       1,460      1,030
 Other current assets                                      14,860     10,009

     Total current assets                                 231,469    224,595

Property and Equipment (net of accumulated depreciation
 and amortization of $20,851 in 1997 and $16,737 in 1996)  20,084     19,084

Intangible Assets (net of accumulated amortization
 of $44,120 in 1997 and $43,028 in 1996)                   47,836     48,927

Other Assets (Notes 2 and 8)                               78,226     76,146

Total Assets                                             $377,615   $368,752


See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 26, 1997 AND DECEMBER 31, 1996
                (Dollars in thousands, except per share amounts)

                                                         June 26,
                                                           1997     December 31,
                                                        Unaudited      1996
Liabilities and Stockholders' Equity
Current Liabilities:
 Notes payable and current portion of long-term debt   $    891     $     628
 Accounts payable                                        39,928        42,716
 Advances on contracts in process                         2,623         6,002
 Accrued liabilities                                    106,891        99,499

     Total current liabilities                          150,333       148,845

Long-Term Debt  (Notes 2 and 5)                         152,948       103,555

Other Liabilities and Deferred Credits  (Note 8)         79,296        79,513

Contingencies and Litigation  (Note 8)                        -             -

Temporary Equity (Note 3):
 Redeemable Common Stock -
   ESOP Shares, 6,735,509 and 6,165,957
     shares issued and outstanding in 1997 and 1996,
     respectively, subject to restrictions              148,790       136,343
   Other, 125,714 shares issued and outstanding in
     1997 and 1996                                        3,017         2,979

Permanent Stockholders' Equity (Note 4):
 Preferred Stock, Class C 18% cumulative,
  convertible, $24.25 liquidation value
  (liquidation value including unrecorded dividends
  of $14,147 in 1996), 123,711 shares authorized,
  issued and outstanding in 1996                              -         3,000
 Common Stock, par value ten cents per share, authorized
  20,000,000 shares; issued 3,805,439 shares in 1997
  and 3,315,673 shares in 1996                              381           332
 Common Stock Warrants                                    3,891        11,139
 Paid-in Surplus                                        122,805       148,234
 Reclassification to temporary equity for redemption
  value greater than par value                         (151,121)     (138,694)
 Deficit                                                (96,913)     (101,259)
 Common Stock Held in Treasury, at cost;
  1,642,738 shares and 170,716 warrants
  in 1997 and 1,514,482 shares and
  170,716 warrants in 1996                              (28,028)      (25,235)
 Unearned ESOP Shares                                    (7,784)            -

Total Liabilities and Stockholders' Equity             $377,615      $368,752


See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                    UNAUDITED

                                        Three Months Ended     Six Months Ended
                                       June 26,    June 27,  June 26,  June 27,
                                          1997        1996      1997       1996
Revenues:
 Information and Engineering Technology  $ 70,909  $66,488  $135,117   $137,502
 Aerospace Technology                     113,441   93,850   218,035    179,378
 Enterprise Management                    104,875   89,292   207,462    174,476
 Intercompany eliminations                   (530)       -      (782)         -
               Total revenues             288,695  249,630   559,832    491,356


Costs and Expenses:
 Costs of services                        276,374  235,948   536,168    466,945
 Corporate selling and administrative       4,353    4,352     8,792      8,812
 Interest income                             (637)    (362)     (998)      (976)
 Interest expense                           3,907    2,516     6,891      5,096
 Other                                      1,018      284     1,294        850
               Total costs and expenses   285,015  242,738   552,147    480,727


Earnings from continuing operations
 before income taxes and minority interest  3,680    6,892     7,685     10,629
   Provision for income taxes (Note 6)      1,442    3,013     2,728      4,213

Earnings from continuing operations
 before minority interest                   2,238    3,879     4,957      6,416
       Minority interest                      203      326       611        622

Earnings from continuing operations         2,035    3,553     4,346      5,794
 Earnings from discontinued operations,
   net of income taxes                          -      865         -        865

Net earnings                             $  2,035  $ 4,418  $  4,346   $  6,659

Preferred Class C dividends not
 declared or recorded (Note 4)                  -     (558)        -     (1,092)

Common stockholders' share of earnings   $  2,035  $ 3,860  $  4,346   $  5,567

Weighted average number of common
 shares outstanding and dilutive
 common stock equivalents (Note 7)  10,415,954 11,676,927 10,796,531 11,740,392


Common stockholders' share of earnings
    per common share - primary and fully diluted
Continuing operations                    $   0.20  $  0.26  $   0.40   $   0.40
Discontinued operations                         -     0.07         -       0.07
                                         $   0.20  $  0.33  $   0.40   $   0.47


See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  UNAUDITED
                                                       Six Months Ended
                                                 June 26,             June 27,
                                                    1997                 1996
Cash Flows from Operating Activities:
Net earnings                                    $  4,346           $    6,659
Adjustments to reconcile net earnings from
 operations to net cash provided (used):
Depreciation and amortization                      5,043                4,079
Payment of income taxes on gain on sale of
 Commercial Aviation business                          -              (13,990)
Gain from discontinued operation                       -                 (865)
Increase in reserves for divested businesses         125                    -
Proceeds from insurance settlement for asbestos
 claims                                            1,000                    -
Other                                               (344)                (469)
Changes in current assets and liabilities, net
of acquisitions:
 Increase in current assets except cash, cash
 equivalents and notes receivable                    (60)              (6,389)
 Increase (decrease) in current liabilities
 except notes payable and current portion of
 long term debt                                    1,104              (11,561)

Cash provided (used) by operating activities      11,214              (22,536)


Cash Flows from Investing Activities:
Sale of property and equipment                        51                  360
Purchase of property and equipment                (2,926)              (2,908)
Assets and liabilities of acquired businesses
   (excluding cash acquired)                           -               (1,805)
Increases in investment in unconsolidated
   subsidiaries                                     (677)                (300)
Increase in cash on deposit for letters of credit      -                2,584
Other                                               (122)                (189)
 Cash used by investing activities                (3,674)              (2,258)


Cash Flows from Financing Activities:
Treasury stock purchased                            (284)              (4,271)
Payment on indebtedness                             (463)                (625)
Retirement of Contract Receivable
 Collateralized Notes 1992-1                     (98,500)                   -
Proceeds from Contract Receivable
 Collateralized Notes 1997-1                      50,000                    -
Proceeds from issuance of Senior Notes (Note 5)   99,484                    -
Stock released to Employee Stock Ownership Plan    2,595                  503
Loan to Employee Stock Ownership Plan (Note 4)   (10,379)                   -
Deferred financing expenses                       (4,767)              (1,281)
Borrowing under line of credit                         -                5,000
Common stock and warrants purchased from
 investors (Note 4)                              (37,819)                   -
Other                                               (361)                   6
Cash used by financing activities                   (494)                (668)

Net Increase (Decrease) in Cash and Cash
 Equivalents                                       7,046              (25,462)
Cash and Cash Equivalents at Beginning of
 the Period                                       25,877               31,151
Cash and Cash Equivalents at End of the Period  $ 32,923           $    5,689

Supplemental Cash Flow Information:
Cash paid for income taxes (Note 6)             $  2,229           $   16,981

Cash paid for interest                          $  5,938           $    4,810


See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                    UNAUDITED

                                                                           Adjustment for
                                                         Common             Redemption Value                       Unearned
                               Preferred      Common      Stock     Paid-in Greater than                Treasury       ESOP
                                   Stock       Stock   Warrants     Surplus   Par Value      Deficit      Stock     Shares


  Balance, December 31, 1996     $ 3,000      $  332    $11,139    $148,234    $(138,694)   $(101,259) $ (25,235)  $      -

  Stock issued under
   Restricted Stock Plan                           8                   (573)
   Treasury stock issued                                                                                     233
   Treasury stock purchased                                                                                 (232)
   Stock warrants and options
    exercised                                      3        (51)        145
   Loans to the Employee Stock
    Stock Ownership Plan (Note 4)                                                                                   (10,379)
   Payment received on ESOP note                                                                                      2,595
   Class C Preferred Stock
    converted and warrants
    exercised (Note 4)            (3,000)         95     (2,007)      5,119
   Common stock purchased and
    warrants exercised (Note 4)                          (5,190)    (30,120)                              (2,794)
   Net earnings                                                                                 4,346
   Reclassification to Redeemable
     Common Stock                                (57)                            (12,427)
  Balance, June 26, 1997         $     -      $  381    $ 3,891    $122,805    $(151,121)   $ (96,913) $ (28,028)  $ (7,784)


                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    UNAUDITED

1. The unaudited consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect normal recurring adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. On April 18, 1997, the Company's wholly-owned subsidiary Dyn Funding Corporation (" DFC ") entered into agreements with Prudential Insurance Company of America and Columbine Life Insurance Company, Inc. to purchase from DFC up to $140,000,000 of Contract Receivable Collateralized Notes, Series 1997-1. The five year, $50,000,000 Class A Fixed Rate Note, which bears interest at 7.486%, was issued at closing, and the $90,000,000 Class B Variable Rate Note, which was also issued, has yet to be utilized. These notes contain terms and conditions substantially identical to those of the Contract Receivable Collateralized Notes, Series 1992-1. Utilizing the proceeds from the issuance of the 9.5% Senior Notes (see Note 5) and the proceeds from the new Contract Receivable Collateralized Class A Fixed Rate Note, the Contract Receivable Collateralized Notes, Series 1992-1 were retired.

     On May 15, 1997, the Company amended and restated its term note facility with Citicorp North America to provide for a $15,000,000 letter of credit and revolving loan facility.

     At June 26, 1997, $64,074,000 of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes, Series 1997-1. Additionally, $1,500,000 and $3,000,000 of cash is restricted as collateral for the Series 1997-1 Notes and Series 1992-1 Notes at June 26, 1997 and December 31, 1996, respectively, and has been included in Other Assets on the balance sheet.

     Trade accounts receivable are net of an allowance for doubtful accounts of $503,000 and $229,000 at June 26, 1997 and December 31, 1996, respectively.

3. Common stock which is redeemable has been reflected as Temporary Equity at each balance sheet date and consists of the following:


                                               Balance at                               Balance  at
                                Redeemable      June  26,                Redeemable     December 31,
                     Shares        Value          1997         Shares       Value          1996
ESOP Shares        3,520,037      $24.00   $   84,480,888    3,520,037     $23.70    $  83,424,877
                   3,215,472      $20.00       64,309,440    2,645,920     $20.00       52,918,400

                   6,735,509               $  148,790,328    6,165,957               $ 136,343,277

Other Shares         125,714      $24.00   $    3,017,136      125,714     $23.70    $   2,979,422



4. On February 5, 1997, the Employee Stock Ownership Trust purchased from certain investors in Capricorn Investors, L.P. all of the Company's Class C Preferred Stock. The purchase price for the securities was $18,567,000, of which $10,290,000 was paid by a note from the ESOP that was guaranteed by the Company. The ESOP subsequently converted the Class C Preferred Stock and exercised the related warrants, upon which the Company issued 949,642 shares of common stock to the ESOP. The unpaid balance on the note receivable from the ESOP, representing 390,406 shares, is reflected as a reduction in stockholders' equity at June 26, 1997.

     Concurrent with the ESOP's purchase of the Class C Preferred Stock, the Company purchased 128,345 shares of common stock and 1,806,141 common stock warrants from other investors in Capricorn Investors, L.P. at a cost of $19.55 for each common share or warrant. The total purchase price for these securities was $37,819,000, of which $18,910,000 was paid in cash and short-term notes were issued for the balance.

5. 0n March 17, 1997, the Company closed on the issuance of $100,000,000 of 9.5% Senior Subordinated Notes due 2007. The notes are unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company. Interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 1997.

     The proceeds received, $99,484,000, net of a discount, were used to fund the Company's purchase of common stock and warrants from outside investors, to make a loan to the ESOP to repay the note to certain of the Capricorn investors (plus accrued interest) for the purchase of the Class C Preferred Stock (see Note 4), to fund partially the retirement of the Contract Receivable Collateralized Notes (see Note 2) and to pay transaction fees.

6. The provision for income taxes in 1997 and 1996 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

     The $16,981,000 of cash paid for income taxes in 1996 includes $13,990,000 related to the gain on the sale of the Commercial Aviation business.

7. The weighted average number of common shares outstanding includes issued shares or shares issuable under the Restricted Stock Plan, plus common stock equivalents, less shares held in treasury and any pledged ESOP shares. Common stock equivalents consist of shares subject to stock options and unexercised warrants, less the number of shares assumed to be purchased from the proceeds.

8. The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortuous conduct. The Company is also potentially liable for certain personal injury, tax, environmental and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury and contract and dispute claims. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny, liability and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers. As of June 26, 1997, the total amount of damages currently claimed by the plaintiffs in these cases is estimated to be approximately $135,000,000 (including compensatory and punitive damages and penalties). This amount includes estimates for claims which have been filed without specified dollar amounts or for amounts that are in excess of recoveries customarily associated with the stated causes of actions; such amount does not include estimates for claims that may have been incurred but have not yet been asserted.  The  Company  believes  that the amount  that will  actually  be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance and opinions of legal and other experts, the Company believes it is adequately reserved with respect to the potential liability for such claims. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries. The Company's accounting policy is to accrue an estimate of the future legal costs that will be incurred to defend against claims and disputed issues asserted against the Company. This policy has been applied consistently for all significant legal issues for each period presented.

     The Company estimates that the aggregate potential liability for claims asserted as of June 26, 1997 ranges from $8,500,000 to $135,000,000, excluding amounts for claims that may have been incurred but have not yet been asserted, and has accrued aggregate reserves of $29,400,000 for such claims, excluding approximately $2,000,000 in additional reserves. Such estimates reflect management's best estimate of the aggregate liability that will result from these matters. While it is not possible to predict with certainty the outcome of litigation and other matters discussed herein, the Company's management believes, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial position or liquidity of the Company over the long-term. As of June 26, 1997, the Company estimates that it has primary and excess insurance coverage, excluding approximately $92,000,000 in excess coverage underwritten by insolvent carriers, of more than $507,600,000. It is possible, however, that the timing of the resolution of individual issues could result in a significant impact on the operating results and/or liquidity of one or more future reporting periods.

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

     Claim Exposure

     As of July 18, 1997, 15,025 plaintiffs have filed claims against Fuller-Austin and various other defendants. Of these claims, 3,219 have been dismissed, 3,740 have been resolved without an admission of liability at an average cost of $3,566 per claim (excluding legal defense costs) and an additional 383 claims have been settled in principle (subject to future processing and funding) at a average cost of $1,882 per claim.

     The following is a summary of claims filed against Fuller-Austin through July 18, 1997:

                                                      Years
                                 1993
                               & Prior   1994    1995    1996    1997     Total

      Claims Filed              2,921   1,136   4,522   4,122   2,324    15,025
      Claims Dismissed            (79)    (21) (1,035) (1,459)   (625)   (3,219)
      Claims Resolved          (1,224)   (394) (  182) (1,828)   (112)   (3,740)
      Settlements in process                                             (  383)
      Claims Outstanding at July 18, 1997                                 7,683

     In connection with these claims, Fuller-Austin's primary insurance carriers have incurred approximately $23,400,000 (including $10,100,000 of legal defense costs, but excluding $720,000 for settlements in process) to defend and settle the claims and, in addition, jury verdict judgments have been entered against Fuller-Austin in the aggregate amount of $6,500,000 which have not been paid and which are under appeal by Fuller-Austin. Through June 26,1997, the Company and Fuller-Austin have charged to expense approximately $12,500,000 consisting of $6,200,000 of charges under retrospectively rated insurance policies and $6,300,000 of reserves for potential uninsured legal and settlement costs related to these claims. These charges substantially eliminate any further exposure for retrospectively determined premium payments under the retrospectively rated insurance policies.

     Fuller-Austin has continued its strategy of requiring direct proof that claimants were exposed to asbestos-containing products as the result of
     Fuller-Austin's operations. This has resulted in an increase in claim settlements and a decrease in litigation defense activities. However, perceived changes in the nature of new claims filed have caused Fuller-Austin and its insurers to reevaluate Fuller-Austin's approach to claims settlement. Consequently, there is a potential for an increased level of trial activity which Fuller-Austin believes will reduce the overall cost of asbestos personal injury claims in the long run by requiring claimants to present and prove clear evidence of substantial asbestos-related impairment and exposure to Fuller-Austin's operations, and by denying recovery to claimants who are unimpaired or who did not have significant exposure to Fuller-Austin's operations.

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

     The Company and its defense counsel have analyzed the 15,025 claim filings incurred through July 18, 1997. Based on this analysis and consultation with its professional advisors, Fuller-Austin has estimated its cost, including legal defense costs, to be $17,700,000 for claims filed and still unsettled and $37,300,000 as its minimum estimate of future costs of unasserted claims, including legal defense costs. No upper limit of exposure can presently be reasonably estimated. The Company cautions that these estimates are subject to significant uncertainties, including the future effect of tort reform legislation enacted in Texas and other states, the success of Fuller-Austin's litigation strategy, the size of jury verdicts, success of appeals in process, the number and financial resources of future plaintiffs, and the actions of other defendants. During 1996, approximately 40 claims, with approximately 700 more being prepared for filing, were filed in another state where Fuller-Austin had significant business operations. Although the claims filed against Fuller-Austin in states other than Texas have been included in the claims summary table set forth above, exposure for these claims has not been included in the Company's estimates and neither the Company nor its defense counsel are able to reasonably predict the outcome of these cases or the incidence of the 700 or other future claims that may be filed. Therefore, actual claim experience may vary significantly from such estimates, especially if certain Texas appeals are decided unfavorably to Fuller-Austin and/or the level of claims filed in other states increases. At June 26, 1997 and December 31, 1996, Fuller-Austin recorded an estimated liability for future indemnity payments and defense costs related to currently unsettled claims and minimum estimated future claims of $55,000,000 (recorded as long-term liability).

     Insurance Coverage

     Defense has been tendered to and accepted by Fuller-Austin's primary insurance carriers, and by certain of the Company's primary insurance carriers that issued policies under which Fuller-Austin is named as an additional insured; however, only one such primary carrier has partially accepted defense without a reservation of rights. The Company believes that Fuller-Austin has at least $7,600,000 in unexhausted primary coverage (net of deductibles and self-insured retentions, but including disputed coverage) under its liability insurance policies to cover the unsettled claims, verdicts and future unasserted claims and defense costs. The primary carriers also have unlimited liability for defense costs (presently running at the annual rate of approximately $1,500,000) until such time as the primary limits under these policies are exhausted. When the primary limits are exhausted, liability for both indemnity and legal defense will be tendered to the excess coverage carriers, all of which have been notified of the pendency of the asbestos claims. The Company and Fuller-Austin have approximately $490,000,000 of additional excess and umbrella insurance that is generally responsive to asbestos claims. This amount excludes approximately $92,000,000 of coverage issued by insolvent carriers. After the $7,600,000 of unexhausted primary coverage, the Company has $35,700,000 of excess coverage in place before entering a $35,000,000 layer of insolvent coverage for policy years 1979 through 1984 (the "Insolvent Layer"). All of the Company's and Fuller-Austin's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy terms and conditions.

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

     Although there can be no assurances as to the outcome of this litigation, management believes that it is probable that the Company and Fuller-Austin will prevail in obtaining judicial rulings confirming the availability of a substantial portion of the coverage. Based on a review of the independent ratings of these carriers, the Company believes that a substantial portion of this coverage will continue to be available to meet the claims. Fuller-Austin recorded in Other Assets $54,000,000 and $55,000,000 (not including reserves of $5,900,000 and $6,400,000, respectively) at June 26, 1997 and December 31, 1996, representing the amount that it expects to recover from its insurance carriers for the payment of currently unsettled and estimated future claims.

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

     Government Contracting

      The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors, if the payments exceed allowable costs. Audits have been completed on the Company's incurred contract costs through 1986 and are continuing for subsequent periods. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based upon its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, including issues related to the recoverability of certain of its ESOP contributions, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by the Department of Justice and other investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at June 26, 1997, that will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the 1996 Form 10-K.

Working capital at June 26, 1997 was $81.1 million compared to $75.8 million at December 31, 1996, an increase of $5.3 million.

At June 26, 1997, $64.1 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes Series 1997-1.

Cash provided by operations was $11.2 million in the first six months of 1997, as compared to $22.5 million of cash used in the first six months of 1996. Excluding the effect of changes in current assets and liabilities and, in 1996, the payment of taxes on the gain on the sale of the Commercial Aviation business, operating activities produced a positive cash flow of $10.2 million in 1997 as compared to $9.4 million in 1996. The decrease in cash flow attributable to reduced earnings from continuing operations was offset by an increase in non-cash charges, primarily depreciation and amortization, and also insurance proceeds received related to the Company's asbestos liability coverage.

Investing activities used funds of $3.7 million in the first six months of 1997, principally for the purchase of property and equipment. During the first six months of 1996, cash used for investing activities was $2.3 million with cash used for the purchase of property and equipment exceeding cash released from deposit for letters of credit.

Financing activities used funds of $0.5 million in the first six months of 1997. The proceeds from the issuance of the 9.5% Senior Notes and the Contract Receivable Collateralized Notes Series 1997-1 were used to retire the Contract
Receivable Collateralized Notes Series 1992-1, to make a loan to the Employee Stock Ownership plan to fund the purchase of the Class C Preferred Stock, to fund the Company's purchase of common stock and warrants from investors and to pay transaction fees associated with the placement of the Senior Notes.

The company engaged in the aforementioned equity repurchases in order to eliminate the potential effect of certain preferential voting rights given the Class C Preferred Stock in the Company's certificate of incorporation; to reduce the equity holdings and voting capacity of a large outside stockholder; to reduce the outstanding and fully diluted equity of the company; to provide treasury shares for future issuance to employees under the Company's various compensation and benefit plans without the need for issuance of new shares; and to provide additional shares for the ESOP, which can only acquire shares by purchase from the Company or other stockholders. The ESOP's purpose for engaging in the aforementioned transaction was to acquire shares for the allocation to participants' accounts in 1997 and 1998. In addition to converting a portion of the Company's total capitalization from equity capitalization to debt capitalization, the transactions reduced the Company's fully diluted equity, thus impacting the Company's earnings per share.

At June 26, 1997, backlog (including option years on government contracts) was $3.0 billion, unchanged from December 31, 1996.

Results of Operations

Revenues for the second quarter and first half of 1997 were $288.7 million and $559.8 million, respectively, as compared to $249.6 million and $491.4 million for the comparable periods in 1996, an increase of $39.1 million and $68.5 million, respectively. Revenues for the second quarter of 1997 increased over the second quarter of 1996 for each of the three business areas. Information and Engineering Technology (I&ET), Aerospace Technology (AT) and Enterprise Management (EM) reported revenues of $70.9 million, $113.4 million and $104.9 million, respectively, for the second quarter of 1997 as compared to $66.5 million, $93.8 million and $89.3 million for the same quarter in 1996. Revenues for the first half of 1997 for AT and EM were $218.0 million and $207.5 million, an increase of $38.6 million and $33.0 million, respectively, over the same period in 1996. I&ET's revenues for the first half of 1997 were $135.1 million, down $2.4 million from $137.5 million for the first half of 1996. Increases in AT's second quarter and first half revenues were attributable to a State Department contract in support of the Bosnian and Haitian peacekeeping initiatives which were awarded in February and October 1996, respectively, and phased in later in the year, but which were fully operational in 1997, as well as increases in the level of effort on several existing contracts. In EM, second quarter and first half reductions in revenues due to contract losses were more than offset by revenues from a large Department of Energy subcontract which was awarded in August 1996, but which was fully operational in 1997. For the second quarter, increases in I&ET's revenues attributable to the acquisition of Data Management Design, Inc. ("DMDI") in June of 1996 and new IDIQ type contracts offset decreases in revenues due to the completion and phase-out of a large contract with the Postal Service. However, for the first half of 1997, decreases in revenues attributable to the aforementioned contract loss, coupled with the reduction in the level of effort on existing contracts, exceeded increases in revenues attributable to acquisitions or new contract awards.

Cost of sales for the second quarter and first half of 1997 was 95.7% and 95.8% of revenue as compared to 94.5% and 95.0% for the comparable periods in 1996. This resulted in gross margins of $12.3 million (4.3%) for the second quarter of 1997 as compared to $13.7 million (5.5%) for the second quarter of 1996 and $23.7 million (4.2%) and $24.4 million (5.0%) for the first half of 1997 and 1996, respectively. Contract losses, reduced level of effort on existing contracts, decreased absorption of G&A on certain contracts and poor performance attributable to the DMDI acquisition, certain contracts acquired late in 1996 and other new business ventures all contributed to the deterioration in gross margin and offset any increases attributable to new contract awards. Further eroding gross margin was a $0.5 million charge representing the partial write-off of certain purchased software as a result of net realization concerns and $0.4 million of residual losses recorded in conjunction with the closure of the Company's operations in Mexico

Interest income for the second quarter of 1997 was increased over the second quarter of 1996 due to greater interest yields on higher cash and cash equivalent balances resulting from the refinancing activity early in the year. However, for the first half, interest income is only slightly higher than the first half of 1996, due to elevated cash balances early in the prior year generated from the proceeds from the sale of the Commercial Aviation business.

Interest expense was $3.9 million and $6.9 million for the second quarter and first half of 1997, respectively, up from $2.5 million and $5.1 million for the comparable periods in 1996, primarily due to increased levels of indebtedness and at a slightly higher effective rate of interest.

Other consists of the following major items (in thousands):

                               Three Months Ended            Six Months Ended
                              June 26,      June 27,       June 26,    June 27,
                              1997          1996           1997        1996
Amortization of costs
 in excess of net assets
 acquired                     $397          $377           $799        $755
Provision for non-
 recovery of receivables       292             -            293         106
Environmental costs
 associated with a
 business divested in 1985     125             -            125           -
Miscellaneous                  204           (93)            77         (11)

                            $1,018          $284         $1,294        $850


The provision for income taxes in 1997 and 1996 is based upon an estimated annual effective rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

The Company had federal and state deferred tax assets of $8.0 million at June 26, 1997 that have not been recognized because of the uncertainty of achieving future earnings in either the time frame or in the particular state jurisdiction needed to realize the tax benefit.

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

                                     DYNCORP

Date:  August 11, 1997                    /s/ P. C. FitzPatrick

                                          P.C. FitzPatrick
                                          Senior Vice President
                                          and Chief Financial Officer

Date:  August 11, 1997                    /s/ J. J. Fitzgerald

                                          J.J. Fitzgerald
                                          Vice President and Controller