Form 10-Q
period 1997-09-25
DYNCORP
filed 1997-11-10
CIK 30770

FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

(Mark One)
(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 25, 1997

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

 (Former name,former address and former fiscal year,ifchanged since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,050,408 shares of common stock having a par value of $0.10 per share were outstanding at November 1, 1997.

                                     DYNCORP

                                      INDEX

                                                                         Page
PART I.  FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets -
         September 25, 1997 and December 31, 1996                        3-4

     Consolidated Condensed Statements of Operations -
         Three and Nine Months Ended September 25, 1997                   5
         and September 26, 1996

     Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 25, 1997 and September 26, 1996      6

     Consolidated Statement of Permanent Stockholders' Equity             7

     Notes to Consolidated Condensed Financial Statements               8-13

     Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     14-16

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                          17

     Item 4.  Results of Votes of Security Holders                       17

     Item 6.  Exhibits and Reports on Form 8-K                           17

     Signatures                                                          17

     Exhibit 11 - Computations of Earnings Per Common Share              18

                           PART I. FINANCIAL INFORMATION

                              DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 25, 1997 AND DECEMBER 31, 1996
                              (Dollars in thousands)

                                                       September 25,
                                                           1997     December 31,
                                                         Unaudited       1996
Assets
Current Assets:
 Cash and cash equivalents                              $   26,329   $   25,877
 Accounts receivable and contracts in process (Note 2)     187,270      187,679
 Inventories of purchased products and supplies,
     at lower of cost (first-in, first-out) or market        6,670        1,030
 Other current assets                                       10,043       10,009
                                                          --------     --------
     Total current assets                                  230,312      224,595

Property and Equipment (net of accumulated depreciation
 and amortization of $22,674 in 1997 and $16,737 in 1996)   20,387       19,084

Intangible Assets (net of accumulated amortization
 of $44,662 in 1997 and $43,028 in 1996)                    47,293       48,927

Other Assets (Notes 2 and 8)                                80,489       76,146
                                                          --------     --------
Total Assets                                            $  378,481   $  368,752
                                                          ========     ========

See accompanying notes to consolidated condensed financial statements.

                              DYNCORP AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                       SEPTEMBER 25, 1997 AND DECEMBER 31, 1996
                   (Dollars in thousands, except per share amounts)

                                                    September 25,
                                                        1997        December 31,
                                                      Unaudited         1996
Liabilities and Stockholders' Equity
Current Liabilities:
 Notes payable and current portion of long-term debt    $    1,139   $      628
 Accounts payable                                           35,404       42,716
 Advances on contracts in process                            7,434        6,002
 Accrued liabilities                                       105,589       99,499
                                                          --------    ---------
     Total current liabilities                             149,566      148,845

Long-Term Debt  (Notes 2 and 5)                            152,585      103,555

Other Liabilities and Deferred Credits  (Note 8)            78,925       79,513

Contingencies and Litigation  (Note 8)                           -            -

Temporary Equity (Note 3):
 Redeemable Common Stock -
   ESOP Shares, 6,735,509 and 6,165,957
     shares issued and outstanding in 1997 and 1996,
     respectively, subject to restrictions                 148,790      136,343
   Other, 125,714 shares issued and outstanding in
     1997 and 1996                                           3,017        2,979

Permanent Stockholders' Equity (Note 4):
 Preferred Stock, Class C 18% cumulative, convertible,
   $24.25 liquidation value (liquidation  value  including
   unrecorded  dividends of $14,147 in 1996), 123,711
   shares authorized,issued and outstanding in 1996              -        3,000
 Common Stock, par value ten cents per share, authorized
   20,000,000 shares; issued 3,852,522 shares in 1997
   and 3,315,673 shares in 1996                                385          332
 Common Stock Warrants                                       3,859       11,139
 Paid-in Surplus                                           122,613      148,234
 Reclassification to temporary equity for redemption
   value greater than par value                           (151,121)    (138,694)
 Deficit                                                   (92,826)    (101,259)
 Common Stock Held in Treasury, at cost; 1,642,848
   shares and 170,716 warrants in 1997 and 1,514,482
   shares and 170,716 warrants in 1996                     (28,028)     (25,235)
 Unearned ESOP Shares                                       (9,284)           -
                                                         ----------   ----------
Total Liabilities and Stockholders' Equity              $  378,481   $  368,752
                                                         ==========   ==========

See accompanying notes to consolidated condensed financial statements.


                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                    UNAUDITED

                                              Three Months Ended          Nine Months Ended
                                          September 25, September 26, September 25, September 26,
                                               1997         1996         1997          1996
Revenues:
   Information and Engineering Technology   $  66,521    $  63,882    $ 201,638    $ 201,383
   Aerospace Technology                       111,506       97,686      329,541      277,065
   Enterprise Management                      106,501       85,400      313,964      259,876
   Intercompany eliminations                     (696)           -       (1,478)           -
                                            ----------   ----------   ----------   ----------
                 Total revenues               283,832      246,968      843,665      738,324
                                            ----------   ----------   ----------   ----------
Costs and Expenses:
   Costs of services                          269,851      233,817      806,018      700,761
   Corporate selling and administrative         4,062        4,504       12,855       13,315
   Interest income                               (463)        (336)      (1,460)      (1,312)
   Interest expense                             3,730        2,548       10,621        7,644
   Other                                          555          470        1,850        1,321
                                            ----------   ----------   ----------   ----------
                 Total costs and expenses     277,735      241,003      829,884      721,729
                                            ----------   ----------   ----------   ----------
Earnings from continuing operations
   before income taxes and minority interest    6,097        5,965       13,781       16,595
       Provision for income taxes (Note 6)      1,623        2,357        4,351        6,570
                                            ----------   ----------   ----------   ----------

Earnings from continuing operations
    before minority interest                    4,474        3,608        9,430       10,025
       Minority interest                          387          367          997          990
                                            ----------   ----------   ----------   ----------

Earnings from continuing operations             4,087        3,241        8,433        9,035
    Earnings from discontinued operations,
       net of income taxes                          -            -            -          865
                                            ----------   ----------   ----------   ----------
Net earnings                                $   4,087    $   3,241    $   8,433    $   9,900
                                            ==========   ==========   ==========   ==========
   Preferred Class C dividends not
      declared or recorded (Note 4)                 -         (583)           -       (1,675)
                                            ----------   ----------   ----------   ----------
Common stockholders' share of earnings      $   4,087    $   2,658    $   8,433    $   8,225
                                            ==========   ==========   ==========   ==========

Weighted average number of common shares
   outstanding and dilutive common stock
   equivalents (Note 7)                    10,457,765   11,686,090   10,694,237   11,724,925
                                           ==========   ==========   ==========   ==========

Common stockholders' share of earnings per
   common share - primary and fully diluted
Continuing operations                       $    0.39    $    0.23    $    0.79    $    0.63
Discontinued operations                             -            -            -         0.07
                                                -----        -----        -----        -----
                                            $    0.39    $    0.23    $    0.79    $    0.70
                                                =====        =====        =====        =====

See accompanying notes to consolidated condensed financial statements.



                           DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                    UNAUDITED
                                                                     Nine Months Ended
                                                                September 25, September 26,
                                                                    1997         1996
Cash Flows from Operating Activities:
 Net earnings                                                    $  8,433     $  9,900
 Adjustments to reconcile net earnings from operations
   to net cash provided (used):
 Depreciation and amortization                                      7,254        6,167
 Payment of income taxes on gain on sale of Commercial
   Aviation  business                                                   -      (13,990)
 Gain from discontinued operations                                      -         (865)
 Increase in reserves for divested or acquired businesses             325            -
 Proceeds from insurance settlement for asbestos claims             1,488            -
 Other                                                               (744)      (1,417)
 Changes in current assets and liabilities, net of acquisitions:
   Increase in current assets except cash, cash equivalents and
     notes receivable                                              (5,327)        (340)
   Decrease in current liabilities except notes payable
     and current portion of long term debt                           (195)      (1,578)
                                                                  --------     --------
Cash provided (used) by operating activities                       11,234       (2,123)
                                                                  --------     --------

Cash Flows from Investing Activities:
 Sale of property and equipment                                        57          636
 Purchase of property and equipment                                (4,462)      (3,972)
 Assets and liabilities of acquired businesses
   (excluding cash acquired)                                            -       (1,805)
 Increases in investment in unconsolidated
   subsidiaries                                                    (3,351)        (511)
 Increase in notes receivable                                        (168)           -
 Decrease in cash on deposit for letters of credit                      -        6,244
 Other                                                               (210)        (248)
                                                                  --------     --------
Cash (used) provided by investing activities                       (8,134)         344
                                                                  --------     --------

Cash Flows from Financing Activities:
 Treasury stock purchased                                            (284)      (9,791)
 Payment on indebtedness                                             (664)      (1,003)
 Retirement of Contract Receivable Collateralized Notes 1992-1    (98,500)           -
 Proceeds from Contract Receivable Collateralized Notes 1997-1     50,000            -
 Proceeds from issuance of Senior Notes (Note 5)                   99,484            -
 Stock released to Employee Stock Ownership Plan                    2,595          503
 Loan to Employee Stock Ownership Plan (Note 4)                   (11,879)           -
 Deferred financing expenses                                       (5,080)      (1,304)
 Common stock and warrants purchased from investors (Note 4)      (37,819)           -
 Other                                                               (501)          17
                                                                  --------     --------
Cash used by financing activities                                  (2,648)     (11,578)
                                                                  --------     --------
Net Increase (Decrease) in Cash and Cash Equivalents             $    452     $(13,357)
Cash and Cash Equivalents at Beginning of the Period               25,877       31,151
                                                                  --------     --------
Cash and Cash Equivalents at End of the Period                   $ 26,329     $ 17,794
                                                                  ========     ========

Supplemental Cash Flow Information:
Cash paid for income taxes (Note 6)                              $  2,534     $ 17,307
                                                                  ========     ========
Cash paid for interest                                           $ 11,449     $  7,594
                                                                  ========     ========

See accompanying notes to consolidated condensed financial statements.




DYNCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS' EQUITY
(Dollars in thousands)
UNAUDITED

                                                                                      Adjustment for
                                                                 Common              Redemption Value                       Unearned
                                       Preferred     Common       Stock     Paid-in   Greater than                Treasury    ESOP
                                         Stock        Stock    Warrants     Surplus     Par Value      Deficit      Stock    Shares
Balance, December 31, 1996              $ 3,000      $  332    $ 11,139    $148,234    $(138,694)   $(101,259)  $ (25,235)  $     -

   Stock issued under
      Restricted Stock Plan                              11                    (799)
   Treasury stock issued                                                                                              233
   Treasury stock purchased                                                                                          (232)
   Stock warrants and options exercised                   4         (83)        179
   Loans to the Employee
       Stock Ownership Plan (Note 4)                                                                                        (11,879)
   Payment received on ESOP note                                                                                              2,595
   Class C Preferred Stock converted
        and warrants exercised (Note 4)  (3,000)         95      (2,007)      5,119
   Common stock purchased and
        warrants exercised (Note 4)                              (5,190)    (30,120)                               (2,794)
   Net earnings                                                                                         8,433
   Reclassification to Redeemable
     Common Stock                                      ( 57)                             (12,427)
                                        --------     --------  ---------   ---------   ----------   ----------  ----------  --------
Balance, September 25, 1997             $     -      $  385    $  3,859    $122,613    $(151,121)   $ (92,826)  $ (28,028)  $(9,284)
                                        ========     ========  =========   =========   ==========   ==========  ==========  ========


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

2. On April 18, 1997, the Company's wholly-owned subsidiary Dyn Funding Corporation (" DFC ") entered into agreements with Prudential Insurance Company of America and Columbine Life Insurance Company, Inc. to purchase from DFC up to $140.0 million of Contract Receivable Collateralized Notes, Series 1997-1. The five year, $50.0 million Class A Fixed Rate Note, which bears interest at 7.486%, was issued at closing,and the $90.0 million Class B Variable Rate Note, which was also issued, has yet to be utilized. These notes contain terms and conditions substantially identical to those of the Contract Receivable Collateralized Notes, Series 1992-1. Utilizing the proceeds from the issuance of the 9.5% Senior Notes (see Note 5) and the proceeds from the new Contract Receivable Collateralized Class A Fixed Rate Note, the Contract Receivable Collateralized Notes, Series 1992-1 were retired.

     On May 15, 1997, the Company amended and restated its term note facility with Citicorp North America to provide for a five year,$15.0 million letter of credit and revolving loan facility.

     At September 25, 1997, $60.8 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes, Series 1997-1. Additionally, $1.5 million and $3.0 million of cash is restricted as collateral for the Series 1997-1 Notes and Series 1992-1 Notes at September 25, 1997 and December 31, 1996, respectively, and has been included in Other Assets on the balance sheet.


     Trade accounts receivable are net of an allowance for doubtful accounts of $0.5 million and $0.2 million at September 25,1997 and December 31,1996, respectively.

3. Common stock which is redeemable has been reflected as Temporary Equity at each balance sheet date and consists of the following:

                                   Balance at                        Balance at
                      Redeemable  September 25,          Redeemable December 31,
               Shares    Value        1997       Shares     Value       1996
ESOP Shares  3,520,037  $24.00  $  84,480,888   3,520,037  $23.70  $  83,424,877
             3,215,472  $20.00     64,309,440   2,645,920  $20.00     52,918,400
             ---------          -------------   ---------          -------------
             6,735,509          $ 148,790,328   6,165,957          $ 136,343,277
             =========          =============   =========          =============

Other Shares   125,714  $24.00  $   3,017,136     125,714  $23.70  $   2,979,422
             =========          =============   ==========         =============

      In accordance with ERISA regulations and the Employee Stock Ownership Plan documents, the ESOP Trust or the Company is obligated to purchase vested common stock shares from ESOP participants at the fair value as long as the Company's common stock is not publicly traded. However, under the Subscription Agreement with the ESOP dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase.

      In conjunction with the acquisition of Technology Applications, Inc. in 1993, the Company issued put options on 125,714 shares of common stock. The holder may, at any time commencing on December 31, 1988 and ending on December 31, 2000, sell these shares to the Company at a price per share equal to the greater of $17.50; or, if the stock is publicly traded, the market value at a specified date; or, if the Company's stock is not publicly traded, the fair value at the time of exercise.

4. On January 23, 1997, the Company entered into an agreement with Capricorn Investors, L.P. ("Capricorn") in which Capricorn agreed to waive its rights to nominate directors of the Company and also waived certain voting rights of the Company's then-outstanding Class C Preferred Stock.In return for these waivers, the Company paid a fee and authorized Capricorn to distribute a substantial portion of the shares of common stock and warrants and all of the outstanding shares of Class C Preferred Stock to its investors. On February 5, 1997, the Employee Stock Ownership Trust purchased from certain of these investors all of the Company's Class
      C Preferred Stock. The purchase price for the securities was $18.6 million, of which $10.3 million was paid by a note from the ESOP that was guaranteed by the Company. The ESOP subsequently converted the Class C Preferred Stock and exercised the related warrants, upon which the Company issued 949,642 shares of common stock to the ESOP. Concurrent with the ESOP's purchase of the Class C Preferred Stock, the Company purchased 128,345 shares of common stock and 1,806,141 common stock warrants from other Capricorn investors at a cost of $19.55 for each common share or warrant. The total purchase price for these securities was $37.8 million, of which $18.9 million was paid in cash and short-term notes were issued for the balance.

      On August 15, 1997, the Company loaned the ESOP an additional $1.5 million to pay administrative expenses and fund stock repurchase obligations.
      The unpaid balance on the notes receivable from the ESOP, is reflected as a reduction in stockholders' equity at September 25, 1997.

5. On March 17, 1997, the Company closed on the issuance of $100.0 million of 9.5% Senior Subordinated Notes due 2007. The notes are unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company. Interest is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 1997.

      The proceeds received, $99.5 million, net of a discount, were used to fund the Company's purchase of common stock and warrants from outside investors, to make a loan to the ESOP to repay the note to certain of the Capricorn investors (plus accrued interest) for the purchase of the Class C Preferred Stock (see Note 4), to fund partially the retirement of the Contract Receivable Collateralized Notes (see Note 2) and to pay transaction fees.

6. The provision for income taxes in 1997 and 1996 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. Additionally, in the third quarter of 1997, a federal tax benefit was recorded to reverse tax valuation reserves for deferred taxes as realization has been assured.

      The $17.3 million of cash paid for income taxes in 1996 includes $14.0 million related to the gain on the sale of the Commercial Aviation business.

7. The weighted average number of common shares outstanding includes issued shares or shares issuable under the Restricted Stock Plan, plus common stock equivalents, less shares held in treasury and any pledged ESOP shares (reflected as Unearned ESOP Shares on the balance sheet).
      Common stock equivalents consist of shares subject to stock options and unexercised warrants, less the number of shares assumed to be purchased from the proceeds.

8. The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortuous conduct. The Company is also potentially liable for certain personal injury, tax, environmental and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury and contract and dispute claims. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny, liability and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers. As of September 25, 1997, the total amount of damages currently claimed by the plaintiffs in these cases is estimated to be approximately $132.0 million (including compensatory and punitive damages and penalties). This amount includes estimates for claims which have been filed without specified dollar amounts or for amounts that are in excess of recoveries customarily associated with the stated causes of actions; such amount does not include estimates for claims that may have been incurred but have not yet been asserted.  The  Company  believes  that the amount  that will  actually  be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance and opinions of legal and other experts, the Company believes it is adequately reserved with respect to the potential liability for such claims. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries. The Company's accounting policy is to accrue an estimate of the future legal costs that will be incurred to defend against claims and disputed issues asserted against the Company. This policy has been applied consistently for all significant legal issues for each period presented.

     The Company estimates that the aggregate potential liability for claims asserted as of September 25, 1997 ranges from $8.5 million to $132.0 million, excluding amounts for claims that may have been incurred but have not yet been asserted, and has accrued aggregate reserves of $29.4 million for such claims, excluding approximately $2.0 million in additional reserves. Such estimates reflect management's best estimate of the aggregate liability that will result from these matters. While it is not possible to predict with certainty the outcome of litigation and other matters discussed herein, the Company's management believes, based in part upon opinions of counsel, insurance in force and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial position or liquidity of the Company over the long-term. As of September 25, 1997, the Company estimates that it has primary and excess insurance coverage, excluding approximately $92.0 million in excess coverage underwritten by insolvent carriers, of more than $507.4 million. It is possible, however, that the timing of the resolution of individual issues could result in a significant impact on the operating results and/or liquidity of one or more future reporting periods.

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

     Claim Exposure

     As of October 21, 1997, 15,560 plaintiffs have filed claims against Fuller-Austin and various other defendants. Of these claims, 3,256 have been dismissed and 3,804 have been resolved without an admission of liability at an average cost of $3,531 per claim, excluding legal defense costs.

     The following is a summary of the number of claims filed against Fuller-Austin:

                                           Y  e  a  r  s
                         1993
                       & Prior    1994     1995      1996     1997      Total
                   ----------------------------------------------------------
    Claims Filed        2,921    1,136    4,522     4,122    2,859     15,560
    Claims Dismissed      (79)     (21)  (1,035)   (1,459)    (662)    (3,256)
    Claims Resolved    (1,224)    (394)  (  182)   (1,828)    (176)    (3,804)

    Claims Outstanding, as of October 21, 1997                          8,500
                                                                       =======

     In connection with these claims, Fuller-Austin's primary insurance carriers have incurred approximately $24.3 million (including $10.8 million of legal defense costs) to defend and settle the claims and, in addition, jury verdict judgments have been entered against Fuller-Austin in the aggregate amount of $6.5 million which have not been paid and which are under appeal by Fuller-Austin. Through September 25, 1997, the Company and Fuller-Austin have charged to expense approximately $12.5 million consisting of $6.2 million of charges under retrospectively rated insurance policies and $6.3 million of reserves for potential uninsured legal and settlement costs related to these claims. These charges substantially eliminate any further exposure for retrospectively determined premium payments under the retrospectively rated insurance policies.

     Fuller-Austin has continued its strategy of requiring direct proof that claimants were exposed to asbestos-containing products as the result of Fuller-Austin's operations. Consequently, while settlements of meritorious claims are considered, there is a potential for an increased level of trial activity which Fuller-Austin believes will reduce the overall cost of asbestos personal injury claims in the long run by requiring claimants to present and prove, in court, clear evidence of substantial asbestos-related impairment and exposure to Fuller-Austin's operations, and by denying recovery to claimants who are unimpaired or who did not have significant exposure to Fuller-Austin's operations.

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

     The Company and its defense counsel have analyzed the 15,560 claim filings incurred through October 21, 1997. Based on this analysis and consultation with its professional advisors, Fuller-Austin has estimated its cost, including legal defense costs, to be $17.8 million for claims filed and still unsettled and $37.2 million as its minimum estimate of future costs of unasserted claims, including legal defense costs. No upper limit of exposure can presently be reasonably estimated. The Company cautions that these estimates are subject to significant uncertainties, including the future effect of tort reform legislation enacted in Texas and other states, the success of Fuller-Austin's litigation strategy, the size of jury verdicts, success of appeals in process, the number and financial resources of future plaintiffs, and the actions of other defendants. During 1996, approximately 40 claims, with approximately 700 more being prepared for filing, were filed in another state where Fuller-Austin had significant business operations. Although the claims filed against Fuller-Austin in states other than Texas have been included in the claims summary table set forth above, exposure for these claims has not been included in the Company's estimates and neither the Company nor its defense counsel are able to reasonably predict the outcome of these cases or the incidence of the 700 or other future claims that may be filed. Therefore, actual claim experience may vary significantly from such estimates, especially if certain Texas appeals are decided unfavorably to Fuller-Austin and/or the level of claims filed in other states increases. At September 25, 1997 and December 31, 1996, Fuller-Austin recorded an estimated liability for future indemnity payments and defense costs related to currently unsettled claims and minimum estimated future claims of $55.0 million (recorded as long-term liability).

     Insurance Coverage

     Defense has been tendered to and accepted by Fuller-Austin's primary insurance carriers, and by certain of the Company's primary insurance carriers that issued policies under which Fuller-Austin is named as an additional insured; however, only one such primary carrier has partially accepted defense without a reservation of rights. The Company believes that Fuller-Austin has at least $7.4 million in unexhausted primary coverage (net of deductibles and self-insured retentions, but including disputed coverage) under its liability insurance policies to cover the unsettled claims, verdicts and future unasserted claims and defense costs. The primary carriers also have unlimited liability for defense costs (presently running at the annual rate of approximately $1.5 million) until such time as the primary limits under these policies are exhausted. When the primary limits are exhausted, liability for both indemnity and legal defense will be tendered to the excess coverage carriers, all of which have been notified of the pendency of the asbestos claims. The Company and Fuller-Austin have approximately $490.0 million of additional excess and umbrella insurance that is generally responsive to asbestos claims. This amount excludes approximately $92.0 million of coverage issued by insolvent carriers. After the $7.4 million of unexhausted primary coverage, the Company has $35.7 million of excess coverage in place before entering a $35.0 million segment of insolvent coverage for policy years 1979 through 1984 (the "Insolvent Segment"). All of the Company's and Fuller-Austin's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy terms and conditions.

     Coverage Litigation

     The Company and Fuller-Austin have instituted litigation in Los Angeles Superior Court, California, against their primary and excess insurance carriers, to obtain declaratory judgments from the court regarding the obligations of the various carriers to defend and pay asbestos claims. The issues in this litigation include the aggregate liability of the carriers, the triggering and drop-down of excess coverage to cover the Insolvent Segment and allocation of losses among multiple carriers including insolvent carriers and various other issues related to the interpretation of the policy contracts. All of the carrier defendants have filed general denial answers.

     Although there can be no assurances as to the outcome of this litigation, management believes that it is probable that the Company and Fuller-Austin will prevail in obtaining judicial rulings confirming the availability of a substantial portion of the coverage. Based on a review of the independent ratings of these carriers, the Company believes that a substantial portion of this coverage will continue to be available to meet the claims. Fuller-Austin recorded in Other Assets $54.0 million and $55.0 million (not including reserves of $5.2 million and $6.4 million, respectively) at September 25, 1997 and December 31, 1996, representing the amount that it expects to recover from its insurance carriers for the payment of currently unsettled and estimated future claims.

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

     While the Company and Fuller-Austin believe that they have recorded sufficient liability to satisfy Fuller-Austin's reasonably anticipated costs of present and future plaintiffs' suits, it is not possible to predict the amount or timing of future suits or the future solvency of its insurers. In the event that currently unsettled and future claims exceed the recorded liability of $55.0 million, the Company believes that the judicially determined and /or negotiated amounts of excess and umbrella insurance coverage that will be available to cover additional claims will be significant; however, it is unable to predict whether or not such amounts will be adequate to cover all additional claims without further contribution by Fuller-Austin.

     Government Contracting

     The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors, if the payments exceed allowable costs. Audits have been completed on the Company's incurred contract costs through 1986 and are continuing for subsequent periods. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based upon its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, including issues related to the recoverability of certain of its ESOP contributions, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by the Department of Justice and other investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at September 25, 1997, that will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the 1996 Form 10-K.

Working capital at September 25, 1997 was $80.7 million compared to $75.8 million at December 31, 1996, an increase of $5.3 million.

At September 25, 1997, $60.8 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes Series 1997-1.

Cash provided by operations was $11.2 million in the nine months of 1997, as compared to $2.1 million of cash used in the nine months of 1996. Excluding the effect of changes in current assets and liabilities and, in 1996, the payment of taxes on the gain on the sale of the Commercial Aviation business, operating activities produced a positive cash flow of $16.8 million in 1997 as compared to $13.8 million in 1996. The decrease in cash flow attributable to reduced earnings from continuing operations was more than offset by an increase in non-cash charges, primarily depreciation and amortization, and also insurance proceeds received related to the Company's asbestos liability coverage.

Investing activities used funds of $8.1 million in the nine months of 1997, principally for the purchase of property and equipment and to fund the Company's 47% interest in an equity investee. During the nine months of 1996, cash provided by investing activities was $0.3 million with cash used for acquisitions and the purchase of property and equipment offset by cash released from deposit for letters of credit.

Financing activities used funds of $2.6 million in the nine months of 1997. The proceeds from the issuance of the 9.5% Senior Notes and the Contract Receivable Collateralized Notes Series 1997-1 were used to retire the Contract Receivable Collateralized Notes Series 1992-1, to make a loan to the Employee Stock Ownership plan to fund the purchase of the Class C Preferred Stock, to fund the Company's purchase of common stock and warrants from investors and to pay transaction fees associated with the placement of the Senior Notes.

The Company engaged in the aforementioned equity repurchases in order to eliminate the potential effect of certain preferential voting rights given the Class C Preferred Stock in the Company's certificate of incorporation; to reduce the outstanding and fully diluted equity of the Company; to provide treasury shares for future issuance to employees under the Company's various compensation and benefit plans without the need for issuance of new shares; and to provide additional shares for the ESOP, which can only acquire shares by purchase from the Company or other stockholders. The ESOP's purpose for engaging in the aforementioned transaction was to acquire shares for the allocation to participants' accounts in 1997 and 1998. In addition to converting a portion of the Company's total capitalization from equity capitalization to debt capitalization, the transactions reduced the Company's fully diluted equity, thus improving the Company's earnings per share.

At September 25, 1997, backlog (including option years on government contracts) was $3.8 billion, as compared to $3.0 billion at December 31, 1996. The increase is primarily attributable to a large U.S. Air Force contract won in recompetition to provide maintenance and repair work on DoD weapons systems and equipment at various locations worldwide.

Results of Operations

Revenues for the third quarter and nine months of 1997 were $283.8 million and $843.7 million, respectively, as compared to $247.0 million and $738.3 million for the comparable periods in 1996, an increase of $36.8 million and $105.4 million, respectively. Revenues for the third quarter and nine months of 1997 increased over the comparable periods in 1996 for each of the three business areas. Information and Engineering Technology (I&ET), Aerospace Technology (AT) and Enterprise Management (EM) reported revenues of $66.5 million, $111.5 million and $106.5 million, respectively, for the third quarter of 1997 as compared to $63.9 million, $97.7 million and $85.4 million for the same quarter in 1996. Revenues for nine months of 1997 for I&ET, AT and EM were $201.6 million, $329.5 million and $314.0 million, an increase of $0.3 million, $52.5 million and $54.1 million, respectively, over the same period in 1996. Increases in I&ET's revenues for the third quarter attributable to new Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards and new business ventures offset decreases attributable to the phase-out of a large contract with the Postal Service and decreases in sales volume. For the nine months of 1997, revenues attributable to the acquisition of Data Management Design, Inc. ("DMDI") in June of 1996 and new contracts were offset by decreases in revenues due to the aforementioned contract phase-out and reductions in the level of effort on existing contracts. Increases in AT's third quarter and nine month revenues were attributable to new contract awards and increases in the level of effort on several existing contracts as well as a State Department contract in support of the Haitian peacekeeping initiative which was awarded in October 1996 and phased in later in the year, but which was fully operational in 1997. In EM, third quarter and nine month increases in revenues were primarily from a large Department of Energy subcontract which was awarded in August 1996 and was fully operational in 1997. The increases were partly offset by reductions in revenues due to contract losses.

Cost of sales for the third quarter and nine months of 1997 was 95.1% and 95.5% of revenue as compared to 94.7% and 94.9% for the comparable periods in 1996. This resulted in gross margins of $14.0 million (4.9%) for the third quarter of 1997 as compared to $13.2 million (5.3%) for the third quarter of 1996. For the nine month period in 1997 and 1996, gross margin was $37.6 million, but, as a percentage, gross margin decreased from 5.1% in 1996 to 4.5% in 1997. The deterioration in gross margin in 1997 as compared to 1996 attributable to contract losses, reduced level of effort on existing contracts, lower indirect expense ceilings on certain cost plus contracts and poor performance attributable to the DMDI acquisition, certain contracts acquired late in 1996 and other new business ventures (totaling approximately $7.9 million) offset any increases attributable to new contract awards (approximately $4.9 million). Additionally, many of the new IDIQ contracts awarded require increased admin-istrative oversight and sales effort and subsequently yield lower profit margins than sole source direct contract awards which have historically comprised the majority of the Company's business. Further eroding gross margin for the nine months ended September 25, 1997, were a $0.5 million charge representing the partial write-off of certain purchased software as a result of net realization concerns and $0.4 million of residual losses recorded in conjunction with the closure of the Company's operations in Mexico.

Interest income for the third quarter and nine months of 1997 increased over the comparable periods in 1996 due to greater interest yields on higher cash and cash equivalent balances resulting from the refinancing activity early in the year.

Interest expense was $3.7 million and $10.6 million for the third quarter and nine months of 1997, respectively, up from $2.5 million and $7.6 million for the comparable periods in 1996, due to increased levels of indebtedness at a slightly higher effective rate of interest.

Other consists of the following major items (in thousands):

                                       Three Months Ended    Nine Months Ended
                                       Sept.25,  Sept. 26,   Sept.25,  Sept. 26,
                                         1997      1996        1997      1996
Amortization of costs in excess
   of net assets acquired                $397      $402      $1,196     $1,157
Provision for non-recovery of
   receivables                              -         -         293        106
Environmental costs associated
   with a business divested in 1985         -         -         125          -
Legal accrual associated with a
   business acquired in 1994              200         -         200          -
Miscellaneous                             (42)       68          36         58
                                        ------    ------     -------    -------
                                         $555      $470      $1,850     $1,321
                                        ======    ======     =======    =======

The provision for income taxes in 1997 and 1996 is based upon an estimated annual effective rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. Additionally, in the third quarter of 1997, a federal tax benefit was recorded to reverse tax valuation reserves for deferred taxes as realization has been assured.

The Company has provided a valuation allowance state deferred tax assets of $5.5 million at September 25, 1997 due to the uncertainty of achieving future earnings in either the time frame or in the particular state jurisdiction needed to realize the tax benefit.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

This item is incorporated herein by reference to Note 8 to the Consolidated Condensed Financial Statements included elsewhere in this quarterly Report on Form 10-Q.

ITEM 4.  Results of Votes of Security Holders

An annual meeting of the Company's stockholders was held on July 23, 1997. The sole item presented was the election of directors, and three current directors were re-elected to three-year terms as Class III directors. The voting results are set forth below.

Nominee                             Votes For              Withheld
T. Eugene Blanchard                 8,463,041               366,965
Paul V. Lombardi                    8,398,328               431,678
Dudley C. Mecum II                  8,437,786               392,220

The following directors continued in office: Dan R. Bannister, Russell E. Dougherty, Paul G. Kaminski, David L. Reichardt, and Herbert S. Winokur, Jr.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit 11 - Computations of Earnings Per Common Share

(b)  Reports on Form 8-K

  None filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNCORP


Date:  November 10, 1997                     P.C. FitzPatrick
                                             P.C. FitzPatrick
                                             Senior Vice President
                                             and Chief Financial Officer

Date:  November 10, 1997                     J.J. Fitzgerald
                                             J.J. Fitzgerald
                                             Vice President and Controller