Form 10-K
period 1997-12-31
DYNCORP
filed 1998-03-31
CIK 30770

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-K

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

For the fiscal year ended December 31, 1997 or

[ ] Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

For the transition period from    to

Commission file number:  1-3879

                                DynCorp
          (Exact name of registrant as specified in its charter)

           Delaware                                    36-2408747
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

  2000 Edmund Halley Drive, Reston, Virginia                      20191-3436
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (703) 264-0330

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
             None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                                 None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The registrant's voting stock is not publicly traded; therefore the aggregate market value of approximately 2% of outstanding voting stock held by nonaffiliates is not available.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10,092,215 shares of common stock having a par value of $0.10 per share were outstanding March 13, 1998.

                                                 TABLE OF CONTENTS
                                                       1997
                                                     FORM 10-K

   Item                                                      Page

   Part I

1. Business                                                            1-3
2. Properties                                                          3
3. Legal Proceedings                                                   3
4. Submission of Matters to a Vote of Security Holders                 3

   Part II

5. Market for the Registrant's Common Stock and Related
   Stockholder Matters                                                 4-5
6. Selected Financial Data                                             6-7
7. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               7-13
8. Financial Statements and Supplementary Data
   Report of Independent Public Accountants                            14
   Financial Statements
     Consolidated Balance Sheets
       Assets                                                          15
       Liabilities and Stockholders' Equity                            16
     Consolidated Statements of Operations                             17
     Consolidated Statements of Permanent Stockholders' Equity         18
     Consolidated Statements of Cash Flows                             19
   Notes to Consolidated Financial Statements                          20-42
9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosures                              42

   Part III

10.Directors and Executive Officers of the Registrant                  43-44
11.Executive Compensation                                              45-47
12.Security Ownership of Certain Beneficial Owners and Management      47-49
13.Certain Relationships and Related Transactions                      50

   Part IV

14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K    51-59

                                      PART I

ITEM 1. BUSINESS

    Sections of this Annual Report on Form 10-K contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of future performance, assessment of contingent liabilities and expectations concerning liquidity, cash flow and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the Company's successful execution of internal performance plans; the outcome of litigation in process; labor negotiations; changing priorities or reductions in the U.S. Government defense budget; and termination of government contracts due to unilateral government action.

General Information

    The Company provides diversified management, technical and professional services to primarily U.S. Government customers throughout the United States and internationally. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed-price, time-and-material or cost-type contracts depending on the work requirements and other individual circumstances.

    The Company provides services to various branches of the Department of Defense ("DoD") and to the Department of Energy ("DoE"), NASA, the Department of State, the Department of Justice and various other U.S., state and local government agencies, commercial clients and foreign governments. These services encompass a wide range of management, technical and professional services covering the following areas:

       Information  and  Engineering  Technology  ("I&ET")  designs,   develops,
       supports and integrates software and hardware systems to provide customers with comprehensive solutions for information management and engineering needs. I&ET also provides software and hardware maintenance, computer center operations, data processing and analysis, database administration, telecommunications support and operations, maintenance and operation of integrated electronic systems, and integration of electronic systems in local and wide area networks. Contracts include the design and development of a personnel records management system, including imaging, database and client server technology, for the entire U.S. Navy, and the provision of basic computer, software, and networking support to all of the DoE's operations. In addition, this business area provides services in support of nuclear safeguards and security research and development. Revenues for 1997, 1996, and 1995 were $282.6 million, $271.5 million and $271.1 million, respectively.

       Aerospace Technology's ("AT") services include technical and evaluation services at test and training ranges; engineering, manufacturing and installation of aircraft system upgrades; corrosive repairs and structural modifications that extend airframe life for the aging fleet of military aircraft; ground based logistics support and staff augmentation; engineering and technical services for high-technology space and missile systems programs; and aircraft maintenance, modification, logistics and fleet management. These services are provided to the U.S. Government as well as the United Nations and other foreign organizations at various locations throughout the world depending on the customer's requirements. Revenues for 1997, 1996, and 1995 were $449.0 million, $383.3 million and $319.3 million, respectively.

       Enterprise Management ("EM") provides full service, "turn-key" solutions for the management, operation and maintenance of federal facilities. EM manages large-scale facilities, using computerized work management and scheduled maintenance systems to perform roads and grounds maintenance, civil engineering and custodial services, landfill recycling, disposal operations, and vehicle and heavy equipment maintenance. Other services of this business area include testing and evaluation of military hardware systems at government test ranges, collection and processing of data, maintenance of targets, ranges and laboratory facilities, health services, operation of ships, developmental testing of complex weapons systems, security systems work, and technology transfer into commercial applications. Revenues for 1997, 1996, and 1995 were $414.3 million, $366.7 million and $318.3 million, respectively.

Industry Segments

    For business segment reporting, Information and Engineering Technology, Aerospace Technology and Enterprise Management each comprise reportable business segments.

Backlog

    The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $3.6 billion at the close of 1997, compared to a year-end 1996 backlog of $3.0 billion. The backlog at December 31, 1997 consisted of $1.1 billion for both I&ET and EM and $1.4 billion for AT compared to December 31, 1996 backlog of $0.9 billion for I&ET, $0.6 billion for AT and $1.5 billion for EM. Of the total backlog at December 31, 1997, $2.6 billion is expected to produce revenues after 1998: I&ET $0.9 billion, AT $1.0 billion and EM $0.7 billion.

    Contracts with the U.S. Government are generally written for periods of three to five years. Because of appropriation limitations in the federal budget process, firm funding is usually made for only one year at a time, and, in some cases, for periods of less than one year, with the remainder of the years under the contract expressed as a series of one-year options. The Company's experience has been that the Government generally exercises these options. Amounts included in backlog are based on the contract's total awarded value and the Company's estimates regarding the amount of the award that will ultimately result in the recognition of revenue. These estimates are based on the Company's experience with similar awards and similar customers. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and unexercised contract options. Historically, these adjustments have not been significant. In 1997, the Company had prime contract revenue of approximately 72% from the U.S. Government, 45% attributable to the Department of Defense.

Competition

    The markets which the Company services are highly competitive. In each of its business areas, the Company's competition is quite fragmented, with no single competitor holding a significant market position. The Company experiences vigorous competition from industrial firms, university laboratories, non-profit institutions and U.S. Government agencies. Many of the Company's competitors are large, diversified firms with substantially greater financial resources and larger technical staffs than the Company has available. Government agencies also compete with and are potential competitors of the Company because they can utilize their internal resources to perform certain types of services that might otherwise be performed by the Company. A majority of the Company's revenues is derived from contracts with the U.S. Government and its prime contractors, and such contracts are awarded on the basis of negotiations or competitive bids where price is a significant factor.

Foreign Operations

    The Company has a 5% minority investment in an unaffiliated company in Saudi Arabia, but is in the process of selling its investment to one of the
Saudi  stockholders.  Other  activities  of the  Company  presently  include the providing  of  services  in  foreign  countries  under  contracts  with the U.S.
Government, the United Nations, and other foreign customers. None of these foreign operations is normally material to the Company's financial position or results of operations; however, in 1995 the Company's Mexican operations reported a loss of $4.4 million related to contract completion and discontinuation of the operations (see Management's Discussion and Analysis of Revenue and Gross Margin).

    The risks associated with the Company's foreign operations in regard to foreign currency fluctuation and political and economic conditions in foreign countries have not been significant.

Incorporation

    The Company was incorporated in Delaware in 1946.

Employees

    As of December 31, 1997, the Company had approximately 16,100 employees, approximately 1,600 of which were located outside of the United States.
Approximately 2,700 of the Company's U.S. employees are covered by various collective bargaining agreements with labor unions.

    At year-end, the Company had approximately 300 vacant positions, a majority of which were for Information Technology ("IT") professionals. The scarcity of IT professionals is a common predicament within the industry. The Company is actively recruiting to fill these vacancies utilizing extensive advertising, participation in job fairs, sign-on bonuses and other recruitment incentives.

    During 1997, the Company experienced turnover in several senior management positions. The President of I&ET resigned at the end of the third quarter and the Vice President of Business Development was named the Acting President until a replacement can be found. This change has not had a negative impact on I&ET operations or the Company's business development. Additionally, the Senior Vice President and Chief Financial Officer and the Vice President and Controller retired during the first half of 1997. The transition to the new management team was timely and well executed.

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

    The Company has signed a lease with the developer of a to-be-constructed building in Reston, Virginia for the 12-year lease of 154,000 square feet of space for consolidation of several offices near the Company's corporate headquarters and anticipates occupancy in December 1999.

    Under the terms of a proposed settlement agreement related to a subsidiary's involvement in ongoing asbestos litigation (see Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and Note 21(a) to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K) the Company would transfer ownership of one of the owned office buildings to the subsidiary, the stock of which would in turn be transferred to a trust for the benefit of asbestos claimants.

ITEM 3. LEGAL PROCEEDINGS

    This item is incorporated herein by reference to Note 21 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    DynCorp's common stock is not publicly traded. However, the Company has established an Internal Market to provide liquidity for its stockholders. Shares available for trading in the Internal Market are registered under the Securities Act of 1933. The Internal Market generally permits stockholders to sell shares of common stock on four predetermined days each year, subject to purchase demand.

    Sales of common stock on the Internal Market are made at established prices for the common stock determined pursuant to the formula and valuation process described below (the "Formula Price") to active employees and directors of the Company and to the trustees of the Savings and Retirement Plan ("SARP") and the Employee Stock Ownership Plan ("ESOP"), as well as the administrator of the Employee Stock Purchase Plan ("ESPP"), who may purchase shares of common stock for their respective trusts and plans.

    If the aggregate purchase orders exceed the number of shares available for sale, the Company may, but is not obligated to, sell authorized but unissued shares of common stock on the Internal Market. Further, the following prospective purchasers will have priority, in the order listed:

    - the administrator of the ESPP;
    - the trustees of the SARP;
    - eligible employees and directors, on a pro rata basis; and
    - the trustees of the ESOP.

    If the aggregate number of shares offered for sale on the Internal Market is greater than the aggregate number of shares sought to be purchased, offers by stockholders to sell 500 shares or less, or up to the first 500 shares if more than 500 shares are offered, will be accepted first. If, however, there are insufficient purchase orders to support the primary allocation of 500 shares, then the purchase orders will be allocated equally among all of the proposed sellers up to the first 500 shares offered for sale by each seller. Thereafter, a similar procedure will be applied to the next 10,000 shares offered by each remaining seller, and offers to sell in excess of 10,500 shares will then be accepted on a pro-rata basis. All sellers on the Internal Market (other than the Company and its retirement plans) will pay a commission equal to two percent of the proceeds from such sales. No commission is paid by purchasers on the Internal Market. As an alternative to this procedure, the Company may, but is not required to, purchase excess shares offered for sale in the Internal Market.

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

    The Formula Price per share of common stock is the product of seven times the operating cash flow ("CF"), where operating cash flow is represented by earnings before interest, taxes, depreciation and amortization of the Company for the four fiscal quarters immediately preceding the date on which a price revision is made, multiplied by a market factor ("Market Factor" denoted MF) plus the non-operating assets at disposition value (net of disposition costs) ("NOA"), minus the sum of interest bearing debt adjusted to market and other outstanding securities senior to common stock ("IBD"), the whole divided by the number of shares of common stock outstanding at the date on which a price revision is made, on a fully diluted basis assuming exercise of all outstanding options and warrants ("ESO"). The Market Factor is a numeric factor which reflects existing securities market conditions relevant to the valuation of such stock. The Formula Price of the common stock, expressed as an equation, is as follows:

                                     [(CFx7)MF+NOA-IBD]
                  Formula Price =                ESO

    The Board of Directors believes that the valuation process and Formula result in a fair price for the common stock within a broad range of financial criteria. Other than quarterly review and possible modification of the Market Factor, the Board of Directors will not change the Formula unless (i) in the good faith exercise of its fiduciary duties and after consultation with its professional advisors, the Board of Directors determines that the formula no longer results in a stock price which reasonably reflects the value of the Company on a per share basis, or (ii) a change in the Formula or the method of valuing the common stock is required under applicable law.

    The following table sets forth the Formula Price for the common stock and the Market Factor by quarter since the adoption of the Formula by the Board of Directors in August 1995.

       Quarter Ended              Formula Price ($)       Market Factor
       -------------              -----------------       -------------
       December 31, 1995             14.50                   2.14
       March 28, 1996                15.00                   1.36
       June 27, 1996                 16.75                   1.15
       September 26, 1996            19.00                   1.15
       December 31, 1996             20.00                   1.27
       March 27, 1997                20.00                   1.27
       June 26, 1997                 20.00                   1.27
       September 25, 1997            20.00                   1.23
       December 31, 1997             20.00                   1.23

    For the March 26, 1998 trade, the Board of Directors approved a formula price of $21.00 for the common stock and a market factor of 1.29. The price determined by the ESOP's independent appraiser was also $21.00 for the March 26, 1998 trade.

    Prior to August 1995, the market value of the common stock was established periodically by the Board of Directors for purposes of repurchases under a former stockholders agreement. Based on the Board's review of valuations set by the ESOP Trust, the price per share by quarter was as follows:

       March 30, 1995                         $14.90
       June 29, 1995                          $14.90
       September 28, 1995                     $14.90

    There were approximately 581 record holders of DynCorp common stock at December 31, 1997. In addition, the DynCorp Employee Stock Ownership Plan Trust owns stock on behalf of approximately 30,400 present and former employees of the Company. Cash dividends have not been paid on the common stock since 1988.

    On March 30, 1995, the Company sold 1,208,059 shares of common stock to the ESOP, the Company's retirement plan. The shares were sold for cash which the ESOP obtained from the Company in a combination of Company contributions and funds borrowed by the ESOP from the Company. The portion of shares purchased with loan proceeds was pledged to the Company until the loan was repaid from subsequent Company contributions. The sale is believed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents summary selected historical financial data derived from the audited Consolidated Financial Statements of the Company for each of the five years. During the periods presented, the Company paid no cash dividends on its Common Stock. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K. (Dollars in thousands, except per share data.)

                                                                   Years Ended December 31,
                                                     1997(b)        1996(c)      1995(d)     1994(a)(f)   1993(a)(g)
Statement of Operations Data:
Revenues                                        $  1,145,937   $  1,021,453   $  908,725   $   818,683   $  777,216
Cost of services                                $  1,096,246   $    970,163   $  871,317   $   783,121   $  742,460
Corporate selling and administrative            $     17,785   $     18,241   $   18,705   $    16,887   $   17,547
Interest expense                                $     12,432   $     10,220   $   14,856   $    14,903   $   14,777
Earnings (loss) from continuing operations
  before extraordinary item and certain
  other expenses (h)                            $     15,579   $     12,774   $   12,974   $     1,966   $   (4,192)
Earnings (loss) from continuing operations
  before extraordinary item (e)                 $      7,422   $     11,949   $    5,274   $      (352)  $   (4,485)
Net earnings (loss)                             $      7,422   $     14,629   $    2,368   $   (12,831)  $  (13,414)
Common stockholders' share of earnings (loss)   $      7,422   $     12,345   $      453   $   (14,437)  $  (14,761)
EBITDA (i)                                      $     29,274   $     34,948   $   17,841   $    25,933   $   21,976
Earnings (loss) per share from continuing
  operations before extraordinary
  item for common stockholders
    Basic                                       $       0.83   $       1.14   $     0.40   $     (0.29)  $    (1.13)
    Diluted                                     $       0.70   $       0.82   $     0.29   $     (0.29)  $    (1.13)
Common stockholders' share of earnings (loss)
    Basic                                       $       0.83   $       1.46   $     0.05   $     (2.12)  $    (2.87)
    Diluted                                     $       0.70   $       1.05   $     0.04   $     (2.12)  $    (2.87)
Balance Sheet Data:
Total assets                                    $    382,584   $    368,752   $  375,490   $   396,000   $  360,103
Long-term debt excluding current maturities     $    152,239   $    103,555   $  104,112   $   230,444   $  215,939
Redeemable common stock                         $    154,840   $    139,322   $  135,894   $   130,828   $  100,630


(a)  Restated for the discontinuance of the Commercial Aviation business.
(b)  1997 includes $7,800 of costs related to asbestos  litigation (see Notes 14 and 21(a)),  $2,488  reversal of income tax valuation  allowance and $2,055 reversal of accrued  interest  related to IRS  examinations  and  potential disallowance of deductions (see Note 15).
(c)  1996  includes  $3,299  accrual  for  supplemental  pension  and other fees payable to retiring  officers and a member of the Board of  Directors  (see
     Note 14),  $1,286  write-off of cost in excess of net assets acquired of an unconsolidated  subsidiary  (see  Note  14),  $1,250  credit  for a revised estimate of the ESOP Put Premium  (see Notes 7 and 14) and $4,067  reversal of income tax valuation allowance (see Note 15).
(d)  1995 includes $7,707  reversal of income tax valuation  allowance (see Note
     15),  $4,362  accrued  for losses  and  reserves  related to the  Company's
     Mexican operation, $2,400 accrual of legal fees related to the defense of a lawsuit  filed  by a  subcontractor  of  a  former  electrical  contracting subsidiary  (see Notes 14 and 21(b)) and $5,300 accrued for uninsured costs related to claims  against a former  subsidiary for alleged use of asbestos containing products (see Notes 14 and 21(a)).
(e)  The  extraordinary   loss  in  1995  of  $2,886  resulted  from  the  early
     extinguishment  of debt (see Note 5).
(f)  1994  includes  $3,250  write-off  of investment in unconsolidated subsidiary, $2,665 accrual of legal fees related to the defense of a lawsuit  filed by a  subcontractor  of a former electrical contracting subsidiary (see Note 21), $1,830 credit for reversal of legal costs associated with an acquired  business and $4,069 reversal of income tax reserves (see Note 15).
(g)  1993 includes $2,000 of legal and other expenses associated with an acquired business,
     $988 accelerated amortization of costs in excess of net assets of an acquired business, for assets that were subsequently determined to have been overvalued at the time of acquisition.
(h)  Certain other expenses includes costs and expenses associated with divested businesses of $8,157 in 1997, $825 in 1996,  $7,700 in 1995, $2,318 in 1994
     and $293 in 1993 (see Note 14).
(i)  EBITDA  (earnings  from  continuing   operations  before  extraordinary  item  and  before  interest,   taxes,
     depreciation and amortization),  while not a measure under generally accepted accounting  principles ("GAAP"), is a standard  measure of financial  performance in industry.  EBITDA should not be considered in isolation or as an  alternative  to net  earnings  (loss),  earnings (loss)  from  operations,  cash  flows  from  operating activities,  or any other measure of  performance  under GAAP.  EBITDA has been adjusted for the  amortization of deferred  debt  expense and debt  issuance  discount  which are included in "interest  expense" in the Consolidated  Statements of Operations and included in "amortization and depreciation"  in the  Consolidated  Statements of Cash Flows.  Amortization  of deferred debt expense was $706 in 1997, $829 in 1996, $743 in 1995, $324 in 1994 and $328 in 1993.  Amortization  of debt issuance discount was $26 in 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company provides diversified management, technical and professional services to primarily U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the Department of Defense and to the Department of Energy, NASA, the Department of State, the Department of Justice and various other U.S., state and local government agencies, commercial clients and foreign governments. The following discussion should be read in conjunction with the audited Consolidated Financial Statements.

Revenue and Gross Margin

    Consolidated revenues continued to increase annually, to $1,145.9 million in 1997, from $1,021.5 million in 1996 and $908.7 million in 1995; however, gross margin fluctuated from year to year (4.3% in 1997, 5.0% in 1996, and 4.1% in 1995).

    Aerospace Technology ("AT") reported the best performance of the three business areas in 1997. Revenues were $449.0 million in 1997 as compared to $383.3 million in 1996, a 17% increase. Gross margin increased from 3.5% in 1996 to 4.0% in 1997. Increased level of effort on State Department contracts in support of the government's drug eradication program and the Haitian peacekeeping initiative, which were awarded late in 1996 but were fully operational in 1997, contributed significantly to the increase in both revenues and gross margin. Additionally, numerous smaller contract awards further added to AT's increased revenues and improved gross margin. Other existing contracts, one with the Air Force to provide maintenance and repair work on DoD weapons systems and equipment at various locations worldwide, and another with the Army to maintain a fleet of rotary-wing aircraft, further augmented AT's revenues; however, lower indirect expense ceilings and increased proposal costs, respectively, resulted in lower profits on these contracts in 1997 as compared to 1996.

    The AT business area increased backlog by 133% at December 31, 1997 over that of 1996, primarily due to the aforementioned Air Force contract won in recompetition. Management believes the growth experienced in the AT business area in 1997 will continue into 1998. However, the nature of the procurement process and the volume of the Company's business which is subject to recompetition annually can have a dramatic impact on revenues and gross margin. Additionally, the U.S. Government has the right to terminate contracts for convenience or may reduce the volume of services provided.

    AT revenues increased in 1996, up $64.0 million from $319.3 million in 1995, but gross margin deteriorated slightly, down from 3.6% in 1995 to 3.5% in 1996. Increases in revenues and gross margin were attributable to increased level of effort on certain Department of State contracts as well as a newly formed joint venture. However, several contract losses diminished gross margin in 1996, offsetting any increases attributable to the increased level of effort or new business.

    Enterprise Management ("EM") also reported increased revenues, $414.3 million in 1997 as compared to $366.7 million in 1996, up 13%; however, gross margin remained flat at 5.2% for both 1997 and 1996. A large Department of Energy subcontract to provide facility and infrastructure support at the DoE's Hanford, Washington site, as well as other new business and contract wins all contributed significantly to EM's revenues and gross margin. Unfortunately, the loss of a large contract with the Army as well as residual losses recorded in conjunction with the closure of the Company's Mexican operations (see below) more than offset any increases in gross margin attributable to contract wins and new business.

    Both EM's revenues and gross margin increased in 1996 over 1995. Revenue was $366.7 million, up 15% over $318.3 million in 1995 and gross margin was 5.2% in 1996, up from 3.4% in 1995. Another large DoE contract at the Rocky Flats Environmental Technology Site in Colorado, awarded in 1995 but not fully operational until 1996, and the contract at the Hanford facility, which was phased in during August 1996 and fully operational by October 1996, contributed significantly to the increases in EM's revenues and gross margin. Partially offsetting this was the loss of a large contract with the Department of Health and Human Services. Significantly improving EM's 1996 gross margin was the closure in 1995 of the Company's Mexican operations. Approximately $4.4 million was charged to Cost of Services in 1995 for the following: estimated loss at completion, plus currency devaluation losses, on a contract to install a security system, severance costs associated with the reduction of the local workforce and reserves for closing the operation.

    In keeping with its plan to continue growth in the EM business area, the Company acquired the assets of FMAS Corporation ("FMAS") in February 1998. FMAS is a medical outcome measurement and data extraction services company which is projected to add $17.0 million to EM's revenues in 1998 (see Note 24, "Subsequent Events", to the Consolidated Financial Statements). Additionally, EM was awarded a large contract with the Department of Defense in the first quarter of 1998 which is projected to generate an additional $17.0 million in revenue in 1998. However, the nature of the procurement process and the volume of the Company's business which is subject to recompetition annually can have a dramatic impact on revenues and gross margin. Additionally, the U.S. Government has the right to terminate contracts for convenience or may reduce the volume of services provided.

    Information and Engineering Technology's ("I&ET") revenues were $282.6 million in 1997, a 4% increase over 1996 revenues of $271.5 million, however, gross margin declined to 3.5% in 1997, down from 6.8% in 1996. Increases in revenue attributable to numerous Indefinite Delivery/Indefinite Quantity("IDIQ") contract awards, the acquisition of Data Management Design, Inc. ("DMDI") in June of 1996 and other new business ventures were partially offset by the phase-out of a large contract with the U.S. Postal Service. Gross margin was adversely impacted by a number of factors including contract losses, start-up costs and software development costs incurred in support of new businesses, poor performance attributable to the DMDI business as well as other contracts acquired late in 1996 and fee disputes. Further eroding gross margin was the write-off of software, which the Company acquired late in 1996 in order to bid a contract which was not subsequently awarded to the Company. Additionally, many of the new IDIQ contracts awarded require increased administrative oversight and sales effort and yield lower profit margins than sole source direct contract awards which have historically comprised the majority of the Company's business.

    I&ET's 1996 revenues were $271.5 million, up marginally from $271.1 million in 1995, however, gross margin improved significantly, up from 5.7% in 1995 to 6.8% in 1996. Increased revenues attributable to the acquisition of DMDI in June of 1996 and a contract with the General Services Administration which was awarded and phased in during 1995 but which was fully operational in 1996 were offset by the mid-year phase-out of a large contract with the Postal Service. Gross margin was similarly affected, however, additional profits resulting from greater absorption of overhead on existing contracts which were under performing in 1995 further contributed to I&ET's improved gross margin.

    Management believes I&ET's revenues will grow slightly in 1998. However, there are no assurances because the contract base is comprised of many IDIQ contracts which require continuous marketing. Additionally, the U.S. Government has the right to terminate contracts (including orders under IDIQ contracts) for convenience.

Corporate Selling and Administrative

    Corporate selling and administrative expenses continued to decrease both in dollar amount and as a percentage of revenue. Corporate selling and administrative expenses were $17.8 million in 1997, $18.2 million in 1996 and $18.7 million in 1995, or, as a percentage of revenue, 1.6%, 1.8% and 2.1% respectively. This trend is not expected to continue, however, as the Company has embarked on a comprehensive resystemization effort (see "Year 2000") which is projected to add approximately $3.0 million to corporate selling and administrative expense in 1998.

Interest Expense and Interest Income

    Interest expense was $12.4 million in 1997, up from $10.2 million in 1996. The increase is due to greater levels of indebtedness in 1997 at a slightly higher effective rate of interest. The Company issued $100.0 million of 9 1/2% Senior Notes in March 1997 and $50.0 million of 7.486% Contract Receivable Collateralized Notes in April 1997, utilizing the proceeds to retire the maturing $100.0 million of 8.54% Contract Receivable Collateralized Notes and to repurchase certain of the Company's common stock and warrants. Offsetting the increase in interest expense attributable to the newly issued debt was the reversal of $2.1 million of interest related to the Internal Revenue Service's examination and the potential disallowance of certain deductions.

    Interest expense in 1996 was $10.2 million, down from $14.9 million in 1995, primarily due to the redemption of the Company's 16% Junior Subordinated Debentures in 1995. Also contributing to the decrease was the liquidation in 1995 of the mortgage on the corporate headquarters which was sold and leased back.

    Interest income was $2.0 million, $1.8 million and $3.8 million in 1997, 1996 and 1995, respectively. The fluctuations are attributable to the balance of cash and short-term investments throughout any given year. In early 1997, after issuance of the Senior Notes but before retiring the maturing debt or subsequent stock purchases, the Company had significant cash balances. In 1995, the Company had significant cash after the sale of the Commercial Aviation business, the sale and lease-back of the Company's corporate headquarters and the collection of the Cummings Point Industries, Inc. note receivable but before calling the 16 % Junior Subordinated Debentures. The twelve-month average balance of cash and short-term investments was $25.0 million in 1997, $20.0 million in 1996 and $32.0 million in 1995, resulting in higher interest yields in 1997 and 1995 than in 1996.

Other

    Other Expense increased to $10.3 million in 1997, up from $5.5 million in 1996. The most significant factor was a $7.8 million increase in reserves for asbestos litigation resulting from a subsidiary's agreement in principle to globally settle approximately 11,000 pending asbestos personal injury claims and unknown future claims pursuant to Section 524(g) of the U.S. Bankruptcy Code and a related contingent settlement agreement between the Company and the subsidiary for the release of the Company from any subsidiary asbestos liability (see Notes 14 and 21(a) to the Consolidated Financial Statements and the discussion of "Liquidity and Capital Resources" which follows). Offsetting this increase, however, is the absence in 1997 of any additional significant nonrecurring charges such as costs related to the retirement of several of the Company's officers as well as the write-off of cost in excess of assets acquired of a minority owned investment, both of which adversely impacted 1996.

    Other Expense decreased in 1996 to $5.5 million from $10.2 million in 1995. This reduction resulted from the fact that previously established reserves were charged for costs incurred in 1996 to enforce insurance policies beneficial to the subsidiary against which asbestos claims had been asserted and the 1996 defense costs associated with a lawsuit filed by a subcontractor of a former subsidiary (see Note 21 (a) and (b) to the Consolidated Financial Statements). In addition, a credit recognized for a revised estimate of the Company's ESOP Put liability also reduced Other Expense. Offsetting these reductions were costs related to the retirement of several of the Company's officers as well as the write-off of cost in excess of assets associated with a minority investment (see Note 14 to the Consolidated Financial Statements).

Income Taxes

    The provision for income taxes in 1997 and 1996 is based on reported earnings, adjusted to reflect the impact of temporary differences between the book value of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Also included in 1996 is a provision for foreign taxes related to prior years' foreign operations. The tax benefit in 1995 reflects a tax provision based on an estimated annual effective tax rate, excluding expenses not deductible for tax. Additionally, $2.5 million, $4.1 million and $7.7 million of tax valuation reserves were reversed in 1997, 1996 and 1995, respectively. These deferred taxes have been realized primarily as an offset against earnings, and in 1995, the gain on the sale of the Commercial Aviation business. Based on current projections, management estimates tax payments, net of tax refunds, of $3.7 million in 1998.

    No valuation allowance for deferred federal tax assets was deemed necessary at December 31, 1997. The Company has provided a valuation allowance for deferred state tax assets of $5.0 million at December 31, 1997 due to the uncertainty of achieving future earnings in either the time frame or in the particular state jurisdiction needed to realize the tax benefit.

Working Capital and Cash Flows

    Working capital at December 31, 1997, was $84.2 million, up from $75.8 million at December 31, 1996. The ratio of current assets to current liabilities at December 31, 1997 was 1.54 compared to 1.51 at December 31, 1996.

    Cash provided from operations was $9.9 million in 1997 compared to $4.8 million in 1996. Although net earnings decreased, $8.2 million of this decrease was attributable to the accrual of reserves for divested businesses which did not use any cash in 1997. Further improving operating cash flows was the absence in 1997 of any tax payments related to the gain on the 1995 sale of the Commercial Aviation business. Offsetting these items was an increase in accounts receivable, primarily due to delayed collections on certain subcontracts. Cash provided from continuing operations was $4.8 million in 1996 compared to $13.9 million in 1995. Decreases in operating cash flows were due to the payment in 1996 of $14.0 million of federal and state taxes related to the gain on the 1995 sale of the Commercial Aviation business and an increase in accounts receivable, partially offset by increased earnings.

    Investing activities used funds of $8.3 million in 1997, principally for the purchase of property and equipment and also to fund the Company's 47% interest in a minority owned investee and to make a loan to the same investee. In 1996, cash of $1.7 million was provided, with additional proceeds from the sale of the Commercial Aviation business, as well as the release of cash on deposit as collateral for letters of credit partially offset by acquisitions and capital expenditures. In 1995, the proceeds from the sale of the Commercial Aviation business, the sale and leaseback of the corporate headquarters and the collection of the Cummings Point Industries, Inc. note receivable contributed to the $139.8 million of funds provided from investing activities.

    In 1997, financing activities utilized funds of $3.0 million. The proceeds from the issuance of the 9 1/2% Senior Notes and the 7.486% Contract Receivable Collateralized Notes were used to retire the maturing 8.54% Contract Receivable Collateralized Notes, to make a loan to the ESOP to fund the purchase of the Class C Preferred Stock, to fund the Company's purchase of common stock and warrants from certain investors and to pay transaction fees associated with the placement of the Senior Notes and amendments to the terms of the Company's revolving line of credit. In 1996, $11.8 million of cash was used for financing activities, principally the purchase of treasury shares, but also payment on indebtedness and fees associated with securing a line of credit. In 1995, the $126.9 million use of funds from financing activities consisted primarily of the utilization of the proceeds from the sale of the Commercial Aviation business to redeem the 16% Junior Subordinated Debentures, the pay-off of the mortgage on the corporate headquarters, and the purchase of treasury shares. These uses were partially offset by funds provided from the sale of stock to the ESOP.

Liquidity and Capital Resources

    The Company's primary source of cash and cash equivalents is from operations. The Company's principal customer is the U.S. Government. This provides for a dependable flow of cash from the collection of accounts receivable. Additionally, many of the contracts with the U.S. Government provide for progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts.

    At the close of 1996, the Company's debt totaled $104.2 million. The 8.54% Contract Receivable Collateralized Notes, Series 1992-1, constituted $100.0 million of this total and were scheduled to mature in May 1997. Due to the maturity of these notes, the Company embarked on a comprehensive plan to refinance the maturing debt and to recapitalize the Company.

    On January 23, 1997, the Company entered into an agreement with Capricorn Investors, L.P. ("Capricorn") in which Capricorn agreed to waive its rights to nominate directors of the Company and also waived certain voting rights of the Company's then outstanding Class C Preferred Stock. In return for these waivers, the Company paid a fee and authorized Capricorn to distribute a substantial portion of the shares of common stock and warrants and all of the outstanding shares of Class C Preferred Stock to its investors. On February 5, 1997, the Employee Stock Ownership Trust purchased from certain of these investors all of the Company's Class C Preferred Stock. The ESOP subsequently converted the Class C Preferred Stock into common shares and common share warrants, and exercised the related warrants. Concurrently with the ESOP's purchase, the Company acquired a sizable number of its outstanding common shares and common stock warrants from other Capricorn investors. The purchase price of these securities was $56.4 million ($19.55 per common share or warrant), of which half, $28.2 million, was paid in cash ($9.3 million and $18.9 million , was paid by the ESOP and the Company, respectively) and short-term notes were issued for the balance (notes issued by the ESOP and the Company were $9.3 million and $18.9 million, respectively).

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

    On March 17, 1997, the Company closed on the issuance of $100.0 million of 9 1/2% Senior Subordinated Notes due 2007 (see Note 5 to the Consolidated Financial Statements). On April 18, 1997, the Company's wholly-owned subsidiary Dyn Funding Corporation ("DFC") entered into agreements with Prudential
Insurance Company of America and Columbine Life Insurance Company, Inc. to purchase from DFC up to $140.0 million of Contract Receivable Collateralized Notes, Series 1997-1. A five year $50.0 million Class A Fixed Rate Note, bearing interest at 7.486% was issued at closing and a $90.0 million Class B Variable Rate Note, which was also issued, had yet to be utilized at December 31, 1997 (see Notes 5 and 24 to the Consolidated Financial Statements). The proceeds from these transactions were used to retire the maturing Contract Receivable Collateralized Notes, to pay the Company's short term notes and make a loan to the ESOP to enable it to pay the short-term notes (plus accrued interest) issued to certain Capricorn investors and to pay various transaction fees.

    At December 31, 1997, the Company's debt totaled $152.7 million compared to $104.2 million at December 31, 1996 and $105.4 million at December 31, 1995. In addition to the aforementioned financings, debt servicing requirements and the liquidation of certain notes reduced the Company's debt by $1.0 million. The decrease in debt from December 31, 1995 to December 31, 1996, reflects only the Company's minimum debt servicing requirements.

    At December 31, 1997, $60.5 million of accounts receivable were restricted as collateral for the 7.486 % Contract Receivable Collateralized Notes (the "Notes") and $1.5 million of cash was restricted as collateral for the Notes and has been included in Other Assets on the accompanying Consolidated Balance Sheet.

    The Company has a $15.0 million line of credit which it utilized throughout 1997, never exceeding $8.0 million in borrowings at any given point in time. At December 31, 1997, there were no borrowings under this line of credit, however, the facility does provide credit support for letters of credit and at December 31, 1997, the amount available for borrowing was reduced by $10.0 million due to the collateralization of outstanding letters of credit.

    The Company also has available up to $90.0 million of Floating Rate Contract Receivable Collateralized Notes, Series 1997-1, Class B (the "Class B Notes") under the April 1997 indenture. At December 31, 1997, the Company had sufficient unused receivable collateral to draw down approximately $60.0 million. The notes, when drawn, bear interest at the LIBOR rate plus 70 basis points and two business days are required to access the funds. In February 1998, the Company drew down $10.0 million of the Class B Notes to fund the acquisition of the assets of FMAS Corporation (see Note 24 to the Consolidated Financial Statements).

    The Company has embarked on a comprehensive resystemization effort (see "Year 2000") and is projecting expenditures in conjunction with this effort of $10.4 million in 1998 and $1.0 million in 1999. The resystemization will necessitate replacing most of the Company's desktop workstations over the next three years, at a cost of approximately $4.0 million annually through 2000.

    The Board of Directors has issued an enabling resolution which provides for the repurchase of up to 500,000 shares of the Company's common stock at a price not to exceed $22.50 per share, subject to all applicable financial covenants. Management continuously reviews alternative uses of excess cash and debt capacity in terms of acquisitions, dividends, repurchase of shares and other financial matters.

    The Company anticipates contributing approximately $13.0 million in cash to the ESOP in 1998. The amount of the Company's annual contribution to the ESOP is determined by, and within the discretion of, the Board of Directors and may be in the form of cash, common stock or other qualifying securities. In accordance with ERISA requirements and the ESOP documents, in the event that an employee participating in the ESOP is terminated, retires, dies or becomes disabled while employed by the Company, the ESOP Trust or the Company is obligated to repurchase shares of common stock distributed to such former employee under the ESOP ("ESOP Participant Puts"), until such time as the common stock becomes "Readily Tradable Stock," as defined in the ESOP documents. (See Note 7 to the Consolidated Financial Statements.)

    To the extent the ESOP Participant Puts, debt service, administrative expenses and interest exceed the Company's 1998 contribution, the Company will fund the ESOP Participant Puts by former employees to prevent the ESOP from incurring additional debt. The Company projects these payments to be $1.0 to $2.0 million in 1998.

    During the first quarter 1998, the Company's Delaware subsidiary, Fuller-Austin Insulation Company ("Fuller-Austin"), reached an agreement in principle with the proposed but unconfirmed representative of certain future asbestos claimants, and counsel representing more than 75% of the present 10,740 claimants who have asserted asbestos bodily injury claims against Fuller-Austin, regarding a global settlement of all such claims (see Note 21(a) to the Consolidated Financial Statements for the history of the Fuller-Austin asbestos claims). Under the terms of the proposed settlement, Fuller-Austin, the future claimants' representative and at least 75% of the presently existing claimants would consent to the filing of a Fuller-Austin Chapter 11 bankruptcy petition under Section 524(g) of the U.S. Bankruptcy Code ("Code"). Section 524(g), adopted by the Congress as an amendment to the Code in 1994, deals specifically with reorganizations of debtors that are the subject of asbestos claims.

    If filed in and confirmed by the cognizant bankruptcy and U.S. district courts, the Fuller-Austin plan of reorganization ("the Plan") will result in the stock of Fuller-Austin being transferred irrevocably to a post-bankruptcy trust for the sole benefit of asbestos claimants, present and future. In furtherance of the proposed global settlement, representatives of Fuller-Austin, its parent and sole stockholder DynCorp, the present asbestos claimants, and the representative of the future unknown claimants have reached a separate agreement in principle ("Release Agreement"), contingent on approval of the Plan by the bankruptcy court, under which the Company would be released from any and all present and future liability for Fuller-Austin asbestos liability in consideration of the transfer of certain Company property and insurance rights to the Fuller-Austin bankruptcy trust (the "Trust"), and the payment to the trust of certain cash consideration. The total amount of all such consideration and related costs is approximately $14.0 million, a portion of which was recorded in prior years and the balance, $7.8 million, was reserved by the Company in 1997 in anticipation of the settlement under the Release Agreement.

    There can be no assurance at this time that the global settlement will be concluded. Also, it is impossible to determine whether it will be necessary for Fuller-Austin to otherwise seek protection from its creditors (including asbestos claimants) under the Code.

Year 2000

    The "Year 2000" issue ("Y2K") concerns the inability of some computer software and hardware to accommodate "00" in the two digit data field used to identify the year. During 1997 the Company completed a thorough analysis of its core financial and other systems and began a preliminary analysis of the Company's equipment infrastructure to identify issues related to Y2K functionality.

    The Company's analysis of the core systems included all financial, payroll and human resources software products. The Company has identified solutions to Y2K functionality issues where problems were identified and has established deadlines for initiating action to correct any deficiencies. Certain potentially non-compliant systems are scheduled to be replaced commencing in 1998 through a resystemization effort that will replace existing software systems with new, Y2K fully functional systems (see below).

    A preliminary analysis of the Company's network and equipment infrastructure has revealed no major issues related to Y2K compliance, however, a complete inventory and analysis is underway, and a plan has been developed to complete the assessment in 1998. An employee awareness program will be launched in 1998 to educate and inform users of potential problems (particularly with so-called "home grown" systems), actions required to assess each component of the infrastructure and to correct, upgrade or replace such components as necessary to achieve full Y2K functionality.

    During 1997, the Company began to assess the Company's general information technology ("IT") needs, identify new IT systems criteria and establish a timetable for implementing a replacement IT system. The Company has selected a new software vendor and implementation is expected to begin in the first half of 1998 and span approximately 15 months. The successful completion of this resystemization effort will obviate the need to correct deficiencies with the current financial and human resources systems; however, the Company has developed a plan for initiating corrective action on the current system in the unlikely event the resystemization cannot be completed on time.

    The Company has projected expenditures in conjunction with the resystemization of $10.4 million in 1998 and $1.0 million in 1999. Additionally, the Company anticipates replacing most of its desktop workstations over the next three years, and estimates this cost at approximately $4.0 million annually through 2000. The annual expenditures for the new desktop work stations are not significantly above the levels which can be expected in the normal course of business. The depreciation and amortization expenses for the resystemization and new desktop workstations are allowable costs under government contracts.

Environmental Matters

    Neither the Company nor any of its subsidiaries has been named as a Potentially Responsible Party (as defined in the Comprehensive Response, Compensation and Liability Act) at any site. The Company has incurred costs for the installation and operation of a soil and water remediation system and for the clean up of environmental conditions at certain other sites (see Note 21(b) to the Consolidated Financial Statements). The Company's liability, in the aggregate, with respect to these matters is not deemed to be material to the Company's results of operations or financial condition.

Derivative Financial Instruments

    The Company's policy is to use derivative financial instruments to manage its exposures to fluctuations in interest rates and foreign exchange rates. The Company does not hold or issue financial instruments for trading purposes. At December 31, 1997, the amounts of such financial instruments, as well as the amounts of gains and losses recorded during the year, were not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to this item is contained in the Company's Consolidated Financial Statements and Financial Statement Schedules included elsewhere in this Annual Report on Form 10-K.

                       Report of Independent Public Accountants

To DynCorp:

We have audited the accompanying consolidated balance sheets of DynCorp (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, permanent stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynCorp and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules I and II, listed in Item 14 of the Form 10-K, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Washington, D.C.,                                          Arthur Andersen LLP
March 13, 1998

DynCorp and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                                 December 31,
                                                             1997          1996
Assets
Current Assets:
   Cash and cash equivalents (Notes 1 and 5)              $ 24,602     $ 25,877
   Accounts receivable and contracts in process, net
     (Notes 3, 4 and 5)                                    202,758      187,679
   Inventories of purchased products and supplies,
     at lower of cost (first-in, first-out) or market        1,090        1,030
   Prepaid income taxes (Notes 3 and 15)                     5,289        2,804
   Other current assets                                      5,844        7,205
                                                        ----------   ----------
      Total Current Assets                                 239,583      224,595

Property and Equipment, at cost (Notes 1 and 20):
   Land                                                      1,621        1,621
   Buildings and leasehold improvements                     11,659        9,324
   Machinery and equipment                                  28,752       24,876
                                                        ----------   ----------
                                                            42,032       35,821
   Accumulated depreciation and amortization               (22,412)     (16,737)
                                                        ----------   ----------
      Net property and equipment                            19,620       19,084
                                                        ----------   ----------

Intangible Assets, net of accumulated amortization
   (Notes 1 and 14)                                         46,750       48,927

Other Assets (Notes 5 and 21)                               76,631       76,146
                                                        ----------   ----------
Total Assets                                              $382,584     $368,752
                                                        ==========   ==========

See accompanying notes.

DynCorp and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
                                                                 December 31,
Liabilities and Stockholders' Equity                          1997         1996
Current Liabilities:
   Notes payable and current portion of long-term
    debt (Notes 3 and 5)                                  $    450     $    628
   Accounts payable (Note 3)                                46,109       42,716
   Deferred revenue and customer advances                    2,947        6,002
   Accrued income taxes (Notes 3 and 15)                       206          354
   Accrued expenses (Note 6)                               105,627       99,145

      Total Current Liabilities                            155,339      148,845

Long-term Debt (Notes 3 and 5)                             152,239      103,555

Deferred Income Taxes (Note 15)                              7,935        4,079

Other Liabilities and Deferred Credits (Notes 3 and 21)     69,845       75,434

Contingencies and Litigation (Note 21)                           -            -

Temporary Equity:
 Redeemable Common Stock at Redemption Value (Note 7)
  ESOP Shares, 6,887,119 and 6,165,957 shares issued
    and outstanding in 1997 and 1996, respectively,
    subject to restrictions                                151,823      136,343
  Other, 125,714 shares issued and outstanding in 1997
    and 1996                                                 3,017        2,979

Permanent Stockholders' Equity:
 Preferred Stock, Class C 18% cumulative, convertible,
  $24.25 liquidation value (liquidation value including
  unrecorded dividends of $14,147 in 1996), 123,711
  shares authorized, issued and outstanding (Note 8)             -        3,000
 Common Stock, par value ten cents per share, authorized
  20,000,000 shares; issued 4,784,770 shares in 1997
  and 3,315,673 shares in 1996 (Note 9)                        478          332
 Common Stock Warrants (Note 10)                             1,259       11,139
 Paid-in Surplus                                           125,412      148,234
 Reclassification to temporary equity for redemption
  value                                                   (154,138)    (138,694)
 Deficit                                                   (93,837)    (101,259)
 Common Stock Held in Treasury, at cost; 1,677,511
  shares and 170,716 warrants in 1997 and 1,514,482
  shares and 170,716 warrants in 1996                      (28,703)     (25,235)
 Unearned ESOP Shares (Note 12)                             (8,085)           -
                                                        ----------   ----------
Total Liabilities and Stockholders' Equity                $382,584     $368,752
                                                        ==========   ==========

See accompanying notes.


DynCorp and  Subsidiaries
Consolidated  Statements of Operations
For the Years Ended December 31
(Dollars in thousands, except per share data)

                                                                                1997          1996         1995
Revenues (Note 1):
   Information and Engineering Technology                                $   282,634    $  271,538   $  271,133
   Aerospace Technology                                                      448,963       383,252      319,335
   Enterprise Management                                                     414,340       366,663      318,257
                                                                          ----------    ----------    ---------
                          Total revenues                                   1,145,937     1,021,453      908,725
                                                                          ----------    ----------    ---------
Costs and expenses:
   Cost of services                                                        1,096,246       970,163      871,317
   Corporate selling and administrative                                       17,785        18,241       18,705
   Interest expense                                                           12,432        10,220       14,856
   Interest income                                                            (2,018)       (1,752)      (3,804)
   Other expense (Note 14)                                                    10,349         5,474       10,212
                                                                          ----------    ----------    ---------
                          Total costs and expenses                         1,134,794     1,002,346      911,286
                                                                          ----------    ----------    ---------
Earnings (loss) from continuing operations before income taxes,
   minority  interest and extraordinary item                                  11,143        19,107       (2,561)
   Provision (benefit) for income taxes (Note 15)                              2,282         5,893       (9,090)
                                                                          ----------    ----------    ---------
Earnings from continuing operations before minority interest
 and extraordinary item                                                        8,861        13,214        6,529
   Minority interest (Note 1)                                                  1,439         1,265        1,255
                                                                          ----------    ----------    ---------
Earnings from continuing operations before extraordinary item                  7,422        11,949        5,274
   Loss from discontinued operations, net of income taxes (Note 2)                 -             -       (1,416)
   Gain on sale of discontinued operations, net of income taxes (Note 2)           -         2,680        1,396
                                                                          ----------    ----------    ---------
Earnings before extraordinary item                                             7,422        14,629        5,254
   Extraordinary loss from early extinguishment of debt,
      net of income taxes (Note 5)                                                 -             -       (2,886)
                                                                          ----------    ----------    ---------
Net earnings                                                              $    7,422    $   14,629    $   2,368
                                                                          ==========    ==========    =========
   Preferred Stock Class C dividends not declared or recorded (Note 8)             -        (2,284)      (1,915)
                                                                          ----------    ----------    ---------
Common stockholders' share of earnings                                    $    7,422    $   12,345    $     453
                                                                          ==========    ==========    =========

Earnings Per Common Share (Note 17)
   Basic Earnings Per Share:
     Continuing operations before extraordinary item                      $     0.83    $     1.14    $    0.40
     Discontinued operations                                                       -          0.32         0.00
     Extraordinary item                                                            -             -        (0.35)
                                                                          ----------    ----------    ---------
                          Common stockholders' share of earnings          $     0.83    $     1.46    $    0.05
                                                                          ==========    ==========    =========

   Diluted Earnings Per Share:
     Continuing operations before extraordinary item                      $     0.70    $     0.82    $    0.29
     Discontinued operations                                                       -          0.23         0.00
     Extraordinary item                                                            -             -        (0.25)
                                                                          ----------    ----------    ---------
                          Common stockholders' share of earnings          $     0.70    $     1.05    $    0.04
                                                                         ==========     ==========    =========

See accompanying notes.



DynCorp and Subsidiaries
Consolidated Statements of Permanent Stockholders' Equity
For the Years Ended December 31
(Dollars in thousands)

                                                                                                           Reclassification
                                                                                                             to Temporary
                                                                                                              Equity for
                                                                                                              Redemption
                                                                                         Common                  Value
                                                                Preferred      Common     Stock     Paid-in  greater than
                                                                    Stock       Stock  Warrants     Surplus    Par Value    Deficit
Balance, December 31, 1994                                         $3,000      $   81    $11,486   $130,277  $ (130,118)  $(118,256)
  Stock issued under Restricted Stock Plan (Note 10)                               26                  (242)
  Treasury stock purchased (Notes 7 and 9)
  Warrants exercised or canceled (Note 10)                                          7       (181)       175
  Contribution of stock to Employee Stock Ownership Plan (Note 12)                           121                 17,879
  Payment received on Employee Stock Ownership Plan note (Note 12)
  Accrued interest on note receivable (Note 11)
  Collection of note receivable (Note 11)
  Net earnings                                                                                                                2,368
  Reclassification to Redeemable Common Stock (Note 7)                            (76)                           (4,992)
                                                                   ------      ------     ------    -------    --------    --------
Balance, December 31, 1995                                          3,000         159     11,305    148,089    (135,110)   (115,888)
  Stock issued under Restricted Stock Plan (Note 10)                               11                  (124)
  Treasury stock purchased (Notes 7 and 9)
  Warrants and stock options exercised (Notes 10 and 19)                            7       (166)       185
  Reclassification from Temporary Equity (Note 7)                                 166                            32,972
  Shares purchased by Employee Stock Ownership Plan
    on Internal Market (Note 7)                                                   (13)                           (1,874)
  Payment received on Employee Stock Ownership Plan note (Note 12)
  Other                                                                                                  84
  Net earnings                                                                                                               14,629
  Reclassification to Redeemable Common Stock (Note 7)                              2                           (34,682)
                                                                   ------      ------     ------    -------    --------    --------
Balance, December 31, 1996                                          3,000         332     11,139    148,234    (138,694)   (101,259)
  Stock issued under Restricted Stock Plan (Note 10)                               13                  (802)
  Treasury stock issued
  Treasury stock purchased (Notes 7 and 9)
  Warrants and stock options exercised (Notes 10 and 19)                          111     (2,683)     2,981
  Class C Preferred Stock converted and warrants exercised                     (3,000)        95     (2,007)      5,119
  Common stock purchased and warrants exercised                                           (5,190)   (30,120)
  Loans to Employee Stock Ownership Plan (Note 12)
  Payment received on Employee Stock Ownership Plan note (Note 12)
  Net Earnings                                                                                                                7,422
  Reclassification to Redeemable Common Stock (Note 7)                            (73)                          (15,444)
                                                                   ------      ------     ------   --------   ---------    --------
Balance, December 31, 1997                                     $        -      $  478     $1,259   $125,412   $(154,138)   $(93,837)
                                                                   ======      ======     ======   ========   =========    ========


                                                                                   Employee
                                                                                    Stock      Cummings
                                                                                  Ownership      Point
                                                                                  Plan Loan   Industries
                                                                     Treasury   and Unearned      Note
                                                                        Stock    ESOP Shares   Receivable
Balance, December 31, 1994                                            $(8,817)  $       -      $ (8,943)
  Stock issued under Restricted Stock Plan (Note 10)
  Treasury stock purchased (Notes 7 and 9)                            (12,267)
  Warrants exercised or canceled (Note 10)
  Contribution of stock to Employee Stock Ownership Plan (Note 12)                (13,750)
  Payment received on Employee Stock Ownership Plan note (Note 12)                 13,247
  Accrued interest on note receivable (Note 11)                                                    (951)
  Collection of note receivable (Note 11)                                                         9,894
  Net earnings
  Reclassification to Redeemable Common Stock (Note 7)
                                                                     --------      -------      -------
Balance, December 31, 1995                                            (21,084)       (503)            -
  Stock issued under Restricted Stock Plan (Note 10)                       75
  Treasury stock purchased (Notes 7 and 9)                             (4,226)
  Warrants and stock options exercised (Notes 10 and 19)
  Reclassification from Temporary Equity (Note 7)
  Shares purchased by Employee Stock Ownership Plan
    on Internal Market (Note 7)
  Payment received on Employee Stock Ownership Plan note (Note 12)                    503
  Other
  Net earnings
  Reclassification to Redeemable Common Stock (Note 7)
                                                                     --------      -------      -------
Balance, December 31, 1996                                            (25,235)          -             -
  Stock issued under Restricted Stock Plan (Note 10)
  Treasury stock issued                                                   233
  Treasury stock purchased (Notes 7 and 9)                               (907)
  Warrants and stock options exercised (Notes 10 and 19)
  Class C Preferred Stock converted and warrants exercised
  Common stock purchased and warrants exercised                        (2,794)
  Loans to Employee Stock Ownership Plan (Note 12)                                (13,274)
  Payment received on Employee Stock Ownership Plan note (Note 12)                  5,189
  Net Earnings
  Reclassification to Redeemable Common Stock (Note 7)
                                                                     --------    --------   -----------
Balance, December 31, 1997                                           $(28,703)  $  (8,085)   $        -
                                                                     ========    ========   ===========
See accompanying notes.




DynCorp and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31
(Dollars in thousands)

                                                                                   1997           1996          1995
Cash Flows from Operating Activities:
  Net earnings                                                                 $  7,422       $ 14,629     $   2,368
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
     Depreciation and amortization (Note 1)                                       9,888          9,467        11,348
     Loss, before tax, on purchase of Junior Subordinated Debentures (Note 5)         -              -         4,786
     Payment of income taxes on gain on sale of the
        Commercial Aviation business                                                  -        (13,990)            -
      (Earnings) loss from discontinued operations (Note 2)                           -         (2,680)           20
     Deferred income taxes (Note 15)                                              4,165          1,478         4,959
     Proceeds from insurance settlement for asbestos claims                       1,488              -             -
     Change in reserves for divested businesses (Note 14)                         8,157            825         7,700
     Other                                                                         (882)          (848)       (1,031)
     Change in assets and liabilities, net of acquisitions and dispositions:
       Increase in accounts receivable and contracts
         in process                                                             (15,311)        (6,864)       (6,975)
       (Increase) decrease in inventories                                           (60)           353          (340)
       Increase in other current assets                                          (1,245)        (1,867)       (1,222)
       (Decrease) increase in current liabilities except notes payable
         and current portion of long-term debt                                   (3,685)         4,345        (7,756)
                                                                               --------       --------      --------
  Cash provided by continuing operations                                          9,937          4,848        13,857
  Cash used by operating activities of discontinued operations                        -              -        (3,375)
                                                                               --------       --------      --------
            Cash provided by operating activities                                 9,937          4,848        10,482
                                                                               --------       --------      --------
Cash Flows from Investing Activities:
  Sale of property and equipment                                                    318          1,093        16,294
  Proceeds received from notes receivable                                             4              3         8,950
  Purchase of property and equipment                                             (5,110)        (5,310)       (4,789)
  Deferred income taxes from "safe harbor" leases (Note 15)                        (309)          (316)         (554)
  Increase in investment in unconsolidated subsidiaries                          (2,038)          (169)          (93)
  Increase in notes receivable to equity investee                                  (867)             -             -
  Assets and liabilities of acquired businesses
     (excluding cash acquired) (Note 1)                                               -         (2,801)       (1,092)
  Proceeds from sale of discontinued operations (Note 2)                              -          3,050       135,700
  Decrease (increase) in cash on deposit for letters of credit (Note 5)               -          6,244        (3,307)
  Investing activities of discontinued operations                                     -              -       (11,439)
  Other                                                                            (255)          (113)          176
                                                                               --------       --------      --------
            Cash (used) provided by investing activities                         (8,257)         1,681       139,846
                                                                               --------       --------      --------
Cash Flows from Financing Activities:
  Treasury stock purchased (Note 7)                                                (923)        (9,712)      (12,267)
  Payment on indebtedness                                                        (1,708)        (1,264)      (25,172)
  Retirement of Contract Receivable Collateralized Notes 1992-1                 (98,500)             -             -
  Proceeds from Contract Receivable Collateralized Notes 1997-1                  50,000              -             -
  Proceeds from issuance of Senior Notes                                         99,484              -             -
  Common stock and warrants purchased from investors                            (37,819)             -             -
  Redemption of Junior Subordinated Debentures (Note 5)                               -              -      (105,971)
  Stock released to Employee Stock Ownership Plan (Note 12)                       5,189            503        17,497
  Loans to Employee Stock Ownership Plan (Note 12)                              (13,274)             -             -
  Deferred financing expenses (Note 5)                                           (5,080)        (1,310)         (864)
  Financing activities of discontinued operations                                     -              -          (228)
  Other                                                                            (324)           (20)           90
                                                                               --------       --------      --------
            Cash used by financing activities                                    (2,955)       (11,803)     (126,915)
                                                                               --------       --------      --------
Net (Decrease) Increase in Cash and Cash Equivalents                             (1,275)        (5,274)       23,413
Cash and Cash Equivalents at Beginning of the Year                               25,877         31,151         7,738
                                                                               --------       --------      --------
Cash and Cash Equivalents at End of the Year                                    $24,602       $ 25,877     $  31,151
                                                                               ========       ========      ========
See accompanying notes.


DynCorp and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1997
 (Dollars in thousands, except per share amounts or where otherwise noted)

(1)   Summary of Significant Accounting Policies

Organization -- The Company provides diversified management, technical and professional services to primarily U.S. Government customers throughout United States and internationally.

Principles of Consolidation -- All majority-owned subsidiaries have been included in the financial statements and all significant intercompany accounts and transactions have been eliminated. Outside investors' interest in the majority-owned subsidiaries is reflected as minority interest. Investments less than 50% owned are accounted for using the equity method of accounting.

Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

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

Accounts Receivable -- It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirement can be reasonably estimated.

Property and Equipment -- The Company computes depreciation and amortization using the straight-line method. The estimated useful lives used in computing depreciation and amortization are: buildings, 15-33 years; machinery and equipment, 3-20 years; and leasehold improvements, the lesser of the useful life or the term of the lease. Depreciation and amortization expense was $4,881 for 1997, $4,310 for 1996 and $5,100 for 1995.

Cost of property and equipment sold or retired and the related accumulated depreciation or amortization is removed from the accounts in the year of disposal, and any gains or losses are reflected in the consolidated statements of operations. Expenditures for maintenance and repairs are charged to expense as incurred, and major additions and improvements are capitalized.

Intangible Assets -- At December 31, 1997, intangible assets consist of $45,140 of unamortized goodwill and $1,610 of value assigned to contracts. Goodwill is being amortized on a straight-line basis over periods up to forty years ($43,330 forty years, $147 thirty years, $1,502 fifteen years and $161 ten years). Amortization expense was $1,560, $2,814 (see Note 14 (d)) and $2,081 in 1997, 1996 and 1995, respectively. Amounts allocated to contracts are being amortized over the lives of the contracts for periods up to ten years. Amortization of amounts allocated to contracts was $617 in 1997 and 1996 and $624 in 1995. Cumulative amortization of $18,159 and $31,129 has been recorded through December 31, 1997, of goodwill and value assigned to contracts, respectively.

Environmental Liabilities -- The Company accrues environmental costs in accordance with Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities", when it is probable that a liability has been incurred and the amount can be reasonably estimated. Recorded liabilities have not been discounted.

Postretirement Health Care Benefits -- The Company provides no significant postretirement health care or life insurance benefits to its retired employees other than allowing them to continue as participants in the Company's plans with the retiree paying the full cost of the premium. The Company has determined, based on an actuarial study, that it has no liability under Statement of Financial Accounting Standard ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

Postemployment Benefits -- SFAS No. 112, "Employers' Accounting for Postemployment Benefits", requires employers to accrue for the estimated cost of benefits provided by an employer to former or inactive employees after employment, but before retirement. The Company does provide limited post-employment benefits such as severance pay and outplacement services, however, the Company cannot reasonably estimate its liability and thus the accrual of any such post-employment benefits is accounted for in accordance with SFAS No. 5, "Accounting for Contingencies".

Long-Lived Assets -- SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain intangibles be reviewed for impairment when events or circumstances indicate the carrying amount of an asset may not be recoverable. The Company's practice is consistent with the guidelines as set forth in the statement.

Stock Options -- SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for fiscal years beginning after December 15, 1995. The statement encourages, but does not require, adoption of the fair value based method of accounting for employee stock options and other stock compensation plans. The Company accounts for its stock option plan in accordance with Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and has made the required proforma disclosure of net earnings and earnings per share as if the fair value based method for accounting defined in SFAS 123 had been applied (see Note 19).

Earnings per Common Share -- The Company has adopted SFAS No. 128, "Earnings per Share," and has restated all prior periods presented to conform to the new standard.

Segment Reporting -- SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in June 1997, and is effective for fiscal years beginning after December 15, 1997, with early application encouraged. The Company has chosen to adopt this statement in 1997 and the required disclosures are contained either in Part I, Item 1, "Business" included elsewhere in this Annual Report on Form 10-K, or in Note 22, "Business Segments" to the consolidated financial statements.

Derivative Financial Instruments -- The Company's policy is to use derivative financial instruments to manage its exposures to fluctuations in interest rates and foreign exchange rates. The Company does not hold or issue financial instruments for trading purposes. At December 31, 1997, the amounts of such financial instruments, as well as the amounts of gains and losses recorded during the year, were not material.

New Accounting Pronouncements -- SFAS No. 130, "Reporting Comprehensive Income", was issued in June 1997, and becomes effective for fiscal years beginning after December 15, 1997. The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. At present, the Company does not report any transactions which would be deemed to be included in comprehensive income, therefore, SFAS No. 130, will not materially impact the Company's financial statements.

Consolidated Statements of Cash Flows -- For purposes of these statements, short-term investments which consist of government treasury bills and time deposits with a maturity of ninety days or less are considered cash equivalents. Cash and cash equivalents at the balance sheet date are net of checks outstanding. Cash and short-term investments at December 31, 1997 and 1996, excludes $1.5 million and $3.0 million, respectively, of restricted cash which is classified as Other Assets.

Depreciation and amortization is comprised of property and equipment, amortization of intangible assets and other items such as the amortization of deferred debt expense, covenants not to compete and deferred organizational cost. Amortization in 1997 included a charge of $1.0 million for the write-off of software which the Company acquired late in 1996 in order to bid a contract which was subsequently awarded to another company.

Classification -- Consistent with industry practice, assets and liabilities relating to long-term contracts and programs are classified as current although a portion of these amounts is not expected to be realized within one year.

Noncash investing and financing activities consist of the following:

                                              1997        1996        1995
                                              ----        ----        ----
Acquisitions of businesses:
   Assets acquired                        $      -     $ 4,998     $ 2,772
   Liabilities assumed                           -      (1,498)     (1,680)
   Cash acquired                                 -        (699)          -
                                         ---------     -------    --------
   Net cash                              $       -     $ 2,801     $ 1,092
                                         ---------     -------     -------
Capitalized equipment leases and
 notes secured by property and equipment $     626     $     -     $     -

(2)   Discontinued Operations

    During 1995, the Company sold all of its subsidiaries engaged in the commercial aircraft maintenance and ground handling activities, i.e., the Commercial Aviation business. At December 31, 1995, certain contingencies existed regarding the final sales prices of both the maintenance and ground handling businesses. Additionally, the Company retained certain contingent liabilities which included general warranties and representations and certain specific issues regarding environmental, insurance and tax matters. During 1996, the Company recorded a net gain of $2,680 related to the resolution of some of these outstanding issues as well as the adjustment of estimated reserves recorded at disposition.

The components of discontinued operations on the statements of operations are as follows:

                                                     Years Ended December 31,
                                                       1996            1995
   Revenues                                        $     -         $130,709
   Cost of services                                      -          123,698
   Interest expense and other (a)                        -            7,236
   Pre-tax gain on sale of discontinued operations  (3,448)         (29,998)
   Income tax provision                                768           29,793
                                                   -------         --------
   Gain (loss) from discontinued operations        $ 2,680        $     (20)
                                                   =======        =========

 (a) The Company has charged interest expense to discontinued operations of $7,950 in 1995. The interest expense charged is the sum of the interest on the debt of the discontinued operations assumed by the buyers plus an allocation of other consolidated interest that was not directly attributable to the continuing operations of the Company.

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

(3)   Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

    Accounts Receivable, Prepaid Income Taxes, Accounts Payable and Accrued Income Taxes - The carrying amount approximates the fair value due to the short maturity of these instruments.

    Long-term debt and other liabilities and deferred credits - The fair value of the Company's 7.486% Contract Receivable Collateralized Notes and the Senior Notes, based on the current rate as if the issue date were December 31, 1997, is $153.4 million as compared to a book value of $149.5 million. The fair value of the 8.54% Contract Receivable Collateralized notes at December 31, 1996, was equal to the book value, $100.0 million, due to the short maturity of the notes. For the remaining long-term debt (see Note 5) and other liabilities and deferred credits, the carrying amount approximates the fair value.

(4)   Accounts Receivable and Contracts in Process

    The components of accounts receivable and contracts in process were as follows at December 31:

                                                           1997         1996
                                                       --------    ---------
U.S. Government:
  Billed and billable                                  $119,538     $108,301
  Recoverable costs and accrued profit on progress
    completed but not billed                             25,462       26,473
  Retainage due upon completion of contracts              2,034        2,343
                                                     ----------   ----------
                                                        147,034      137,117
                                                       --------     --------
Other Customers (primarily subcontracts  from
 U.S. Government prime contractors and other state,
 local and quasi-government agencies):
  Billed and billable (less allowance for doubtful
    accounts of $476 in 1997 and $229 in 1996)           37,104       42,689
  Recoverable costs and accrued profit on progress
    completed but not billed                             18,620        7,873
                                                     ----------   ----------
                                                         55,724       50,562
                                                     ----------   ----------
                                                       $202,758     $187,679
                                                       ========     ========

    Billed and billable include amounts earned and contractually billable at year-end but which were not billed because customer invoices had not yet been prepared at year-end. Recoverable costs and accrued profit not billed is composed primarily of amounts recognized as revenues, but which are not contractually billable at the balance sheet dates. It is expected that all amounts at December 31, 1997, will be collected within one year except for approximately $6,580.

(5)   Long-term Debt

    At December 31, 1997 and 1996, long-term debt consisted of:

                                                                     1997         1996
9 1/2% Senior Notes                                               $99,510    $       -
7.486% Contract Receivable Collateralized Notes, Series 1997-1     50,000            -
8.540% Contract Receivable Collateralized Notes, Series 1992-1          -      100,000
Mortgages payable                                                   3,100        3,461
Notes payable, 8.5% demand note in 1997, due in installments
  through 2002, 11.43% weighted average interest rate in 1996          79          722
                                                                 --------     --------
                                                                  152,689      104,183
Less current portion                                                  450          628
                                                                 --------     --------
                                                                 $152,239     $103,555
                                                                 ========     ========

Debt maturities as of December 31, 1997, were as follows:


                       1998                         $    450
                       1999                              153
                       2000                              166
                       2001                              180
                       2002                           50,212
                       Thereafter                    101,528
                                                   ---------
                                                    $152,689
                                                   =========

    On March 17, 1997, the Company closed on the issuance of $100.0 million of 9 1/2% Senior Subordinated Notes ("Senior Notes") with a scheduled maturity in 2007. Interest is payable semi-annually, in arrears, on March 1 and September 1 of each year. The Senior Notes are redeemable, in whole or in part, at the option of the Company, on or after March 1, 2002 at a redemption price which ranges from 104.75% in 2000 to 100.00% in 2005 and thereafter. In addition, at any time prior to March 1, 2000, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes (at a redemption price of 109.50%) with proceeds generated from a public offering of equity, provided at least 65% of the original aggregate amount of the Senior Notes remains outstanding. The Senior Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company.

    On April 18, 1997, the Company's wholly owned subsidiary Dyn Funding Corporation ("DFC"), completed a private placement of $50 million of 7.486% Fixed Rate Contract Receivable Collateralized Notes, Series 1997-1, Class A (the "Class A Notes"). The Class A Notes are collateralized by the right to receive proceeds from certain U.S. Government contracts and certain eligible commercial accounts receivable of the Company and its subsidiaries. Credit support for the Class A Notes is provided by overcollateralization in the form of additional receivables. The Company retains an interest in the excess balance of the receivables through its ownership of the common stock of DFC. Interest payments are made monthly with principal payments scheduled to begin March 31, 2002 (the "Amortization Date"). The period between April 18, 1997 and February 28, 2002 is referred to as the "Non-Amortization Period".

    On an ongoing basis, cash receipts from the collection of the receivables are used to make interest payments on the Class A Notes, pay a servicing fee to the Company, and purchase additional receivables from the Company. During the Non-Amortization period, cash in excess of the amount required to purchase additional receivables and meet payments on the Class A Notes is to be paid to the Company subject to certain collateral coverage tests. The receivables pledged as security for the Class A Notes are valued at a discount from their stated value for purposes of determining proper credit support. DFC is required to maintain receivables, at their discounted values, plus cash on deposit at least equal to the outstanding balance of the Class A Notes.

    The Class A Notes may be redeemed in whole, but not in part, at the option of DFC at a price equal to the principal, plus accrued interest, plus a premium (as defined). The indenture also provides for special redemption of the Class A Notes in the event the collateral value ratio is less than 1.00 and mandatory redemption in the event the collateral value ratio is less than 0.95 on two consecutive determination dates and the Company has not substituted receivables or deposited cash to bring the collateral value ratio to 1.00. Mandatory redemption is also required in the event three special redemptions are required within any twelve month period or the aggregate stated value of all ineligible receivables which have been ineligible for more than 30 days exceed 7% of the aggregate collateral balance and the collateral value ratio is less than 1.00.

    Also issued at closing were $90 million of Floating Rate Contract Receivable Collateralized Notes, Series 1997-1, Class B (the "Class B Notes"). The Class B Notes, when drawn, will be subject to the same terms as the Class A Notes. At December 31, 1997, the Class B Notes had yet to be utilized. (See Note 24).

    The proceeds from the issuance of the Senior Notes, net of a discount, and from the issuance of the Class A Notes were used to retire the maturing 8.54% Contract Receivable Collateralized Notes, Series 1992-1, to fund the Company's purchase of common stock and warrants, to make a loan to the ESOP to enable it to repay notes issued for the purchase of the Company's Class C Preferred Stock and to pay various transaction fees (see Note 12).

    At December 31, 1997, $60,478 of accounts receivable are restricted as collateral for the Class A Notes. Additionally, $1.5 million of cash (3% of the balance of the Class A Notes) is restricted and has been included in Other Assets in the balance sheet. Similarly $3 million, or 3% of the previously outstanding 8.54% Collateralized Notes, had been classified as restricted cash and included in Other Assets on the balance sheet on December 31, 1996.

    Upon the closing of the Senior Notes and the Class A Notes, the Company reduced its revolving credit facility with Citicorp North America, Inc. from $50 million to $15 million. The facility provides funds for working capital and capital expenditure requirements and also provides for letters of credit for the Company and its subsidiaries. The agreement contains customary restrictions on the ability of the Company to undertake certain activities, such as the incurrance of additional debt, the payment of dividends on or the repurchase of the Company's common stock, the merger of the Company into another Company, the sale of substantially all the Company's assets, and the acquisition of the stock or substantially all the assets of another company. The agreement also stipulates that the Company must maintain certain financial ratios, including specified ratios of earnings to fixed charges and debt to earnings. The Company utilized this credit facility throughout 1997, never exceeding $8.0 million in borrowings at any given period in time. At December 31, 1997, there were no borrowings under this line of credit, however, the amount available was reduced by $10 million due to outstanding letters of credit.

    During 1995, the Company repurchased or called all of the outstanding 16% Junior Subordinated Debentures. The Company recorded an extraordinary loss of $2,886, net of an income tax benefit of $1,900 consisting primarily of the write-off of unamortized discount or deferred financing costs and also various transaction fees.

    The Company acquired the Alexandria, VA headquarters of Technology Applications, Inc. ("TAI") on November 12, 1993, in conjunction with the acquisition of TAI. A mortgage of $3,344 bearing interest at 8% per annum was assumed. Payments are made monthly and the mortgage matures in April 2003. Additionally, a $1,150 promissory note was issued. The note bears interest at 7% per annum. Payments under the note shall be made quarterly through October 1998.

    The Company obtained title to its corporate office building on July 31, 1992 by assuming a mortgage of $19,456. On February 7,1995, the Company sold the building to RREEF America REIT Corp. C and entered into a twelve year lease with RREEF as the landlord. The facility was sold for $13,780 and the proceeds were applied to the mortgage. A net gain of $3,430 was realized on the transaction and is being amortized over the life of the lease.

    Deferred debt issuance costs are being amortized using the effective interest rate method over the term of the related debt. At December 31, 1997, unamortized deferred debt issuance costs were $5,645 and amortization for 1997, 1996 and 1995 was $706, $829 and $743, respectively.

    Cash paid for interest was $13,076 for 1997, $9,485 for 1996 and $14,150 for 1995.

(6)   Accrued Expenses

    At December 31, 1997 and 1996, accrued expenses consisted of the following:

                                                       1997           1996
                                                       ----           ----
    Salaries and wages                            $  42,804       $ 44,044
    Insurance                                        19,878         14,768
    Interest                                          3,103          4,447
    Payroll and miscellaneous taxes                  10,650          8,508
    Accrued contingent liabilities and operating
      reserves (see Note 21)                         24,017         19,969
    Other                                             5,175          7,409
                                                  ---------      ---------
                                                   $105,627        $99,145
                                                  =========      =========

(7)   Redeemable Common Stock

    Common stock which is redeemable has been reflected as Temporary Equity at the redeemable value at each balance sheet date and consists of the following:


                         Balance at                                Balance at
                         Redeemable    December 31,                Redeemable     December 31,
               Shares      Value           1997       Shares         Value           1996
ESOP Shares  3,520,037      $24.00    $ 84,480,888  3,520,037        $23.70     $ 83,424,877
             3,367,082      $20.00      67,341,640  2,645,920        $20.00       52,918,400
             ---------                 -----------  ---------                    -----------
             6,887,119                $151,822,528  6,165,957                   $136,343,277
             =========                 ===========  =========                    ===========

Other Shares   125,714      $24.00    $  3,017,136    125,714        $23.70     $  2,979,422
             =========                ============  =========                    ===========


ESOP Shares

    In accordance with ERISA regulations and the Employee Stock Ownership Plan (the "Plan") documents, the ESOP Trust or the Company is obligated to purchase vested common stock shares from ESOP participants (see Note 12) at the fair value (as determined by an independent appraiser) as long as the Company's common stock is not publicly traded. The shares initially bought by the ESOP in 1988 were bought at a "control price," reflecting the higher price that buyers typically pay when they buy an entire company (as the ESOP and other investors did in the 1988 LBO). A special provision in the ESOP's 1988 agreement permits participants to receive a "control price" when they sell these shares back to the Company under the ESOP's "put option" provisions. This "control price," determined by the appraiser as of December 31, 1997, was $24.00 per share. The additional shares received by the ESOP in 1994 through 1997 were at a "minority interest price," reflecting the lower price that buyers typically pay when they are buying only a small piece of a company. Participants do not have the right to sell these shares at the "control price". The minority interest price determined by the independent appraiser as of December 31, 1997 was $20.00 per share. Participants receive their vested shares upon retirement, becoming disabled, or death, over a period of one to five years and for other reasons of termination over a period of one to ten years, all as set forth in the Plan documents. In the event the fair value of a share is less than $27.00, the Company was committed to pay, through December 31, 1996, up to an aggregate of $16 million, the difference (Premium) between the fair value and $27.00 per share. The Company estimated a total Premium of $8.5 million and recorded the Premium as Other Expense in the Consolidated Statements of Operations in 1989 through 1994 (see Note 14). As of December 31, 1996, the Company had expended $6,976 of the Premium. In 1996, the Company reversed $1,250, revising its estimated ESOP Premium. The remaining liability represents the Company's obligation to honor the Premium commitment to ESOP participants who were grandfathered due to minor administrative changes in the plan in 1995. From October 1990 through May 1996, the Company had purchased 633,453 shares from participants. In June 1996, the ESOP Trust began purchasing participants' shares at fair value, utilizing the cash available from the Company's contributions (see Note 12), while the Company continues to pay the premium, if any. Based on the fair values of $24.00 and $20.00 per share at December 31, 1997, the estimated aggregate annual commitment to repurchase shares from the ESOP participants upon death, disability, retirement and termination is as follows:
$7,178 in 1998, $6,606 in 1999, $7,970 in 2000, $10,764 in 2001, $13,743 in 2002
and $105,562 thereafter. Under the Subscription Agreement with the ESOP dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase. At December 31, 1997 and 1996, 6,887,119 and 6,165,957 shares, respectively, were outstanding and included in Redeemable Common Stock.

Management Investors Shares

    Redeemable common stock held by management investors includes those shares acquired by management investors pursuant to the merger in 1988, shares earned through the Restricted Stock Plan (see Note 10) and shares issued through the Management Employees Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan allowed employees in management, supervisory or senior administrative positions to purchase shares of the Company's common stock along with warrants at current fair value. The Board of Directors was responsible for establishing the fair value for purposes of the Stockholders Agreement and the Stock Purchase Plan. The Stock Purchase Plan was discontinued in 1994. Treasury stock, which the Company acquired from terminated employees who had previously purchased shares from the Company, was issued to employees purchasing stock under the Stock Purchase Plan. Under the DynCorp Stockholders Agreement adopted in March 1994 and which expires in March 1999, the Company was committed, upon an employee's termination of employment, to purchase common stock shares held by employees pursuant to the merger, through the Stock Purchase Plan or through the Restricted Stock Plan. In May 1995, the Board of Directors, with the consent of the Class C Preferred stockholder, approved the establishment of an Internal Market as a replacement for the resale procedures included in the DynCorp Stockholders Agreement. In May 1996, the Securities and Exchange Commission approved the registration of shares for trading on the Internal Market, thus releasing the Company from its obligation to repurchase any management or restricted stock shares. Therefore, the management investor shares were reclassified from Temporary Equity (at the redemption value) to Permanent Equity (at par value) in 1996.

Other Shares

    In conjunction with the acquisition of Technology Applications, Inc. in November 1993, the Company issued put options on 125,714 shares of common stock. The holder may, at any time commencing on December 31, 1998 and ending on December 31, 2000, sell these shares to the Company at a price per share equal to the greater of $17.50; or, if the stock is publicly traded, the market value at a specified date; or, if the Company's stock is not publicly traded, the ESOP control price at the time of exercise. At December 31, 1997 and 1996, 125,714 shares of common stock were outstanding and included in Redeemable Common Stock.


    Following are the changes in Redeemable Common Stock for the three years ended December 31, 1997:

                                                    Redeemable Common Stock
                                                                    Management
                                             Other          ESOP     Investors         Total
Balance, December 31, 1994               $   2,288     $  86,338     $  42,202     $ 130,828
  Treasury stock purchased                                (2,904)       (9,336)      (12,240)
  Warrants exercised (Note 10)                                             179           179
  Contribution of stock to ESOP (Note 12)                 18,000                      18,000
  Adjustment of shares to fair value           (13)         (953)           93          (873)
                                         ---------     ---------     ---------     ---------
Balance, December 31, 1995                   2,275       100,481        33,138       135,894
  Reclassification to permanent equity                                 (33,138)      (33,138)
  Treasury stock purchased                                  (290)                       (290)
  Shares purchased on Internal Market                      1,887                       1,887
  Adjustment of shares to fair value           704        34,265                      34,969
                                         ---------     ---------     ---------     ---------
Balance, December 31, 1996                   2,979       136,343             -       139,322
  Shares purchased on Internal Market                        205                         205
  Shares purchased by ESOP not
     collateralized by notes                              13,371                      13,371
Adjustment of shares to fair value              38         1,904                       1,942
                                         ---------     ---------     ---------     ---------
Balance, December 31, 1997                  $3,017      $151,823     $       -     $ 154,840
                                         =========     =========     =========     =========


(8)   Preferred Stock, Class C

    Dividends on the Class C Preferred Stock accrued at an annual rate of 18%, compounded quarterly. At December 31, 1996, cumulative dividends of $11,147 had not been recorded or paid. In February 1997, the ESOP purchased all of the Class C Preferred Stock which was immediately converted into Common Stock.

(9)   Common Stock

    At December 31, 1997, Common Stock includes those shares issued to outside investors, management investor shares (i.e. shares issued through the Restricted Stock Plan and Management Employees Stock Purchase Plan) and any ESOP shares which have been purchased by the Company and are being held as treasury stock.

(10)   Common Stock Warrants and Restricted Stock

    The Company initially issued warrants on September 9, 1988 to the Class C Preferred stockholder and to certain common stockholders to purchase a maximum of 5,891,987 shares of common stock of the Company. The warrants issued to the Class C Preferred stockholder and to certain common stockholders were recorded at their fair value of $2.43 per warrant and warrants issued to a lender were recorded at $3.28 per warrant. Each warrant is exercisable to obtain one share of common stock. The stockholder may exercise the warrant and pay in cash the exercise price of $0.25 for one share of common stock or may sell back to the Company a sufficient number of the exercised shares to equal the value of the warrants to be exercised. During 1997, 3,736,113 warrants were exercised or cancelled and 347,367 warrants were outstanding at December 31, 1997. Rights under the warrants lapse no later than September 9, 1998. Included in the warrants exercised in 1997 are those associated with the Class C Preferred Stock which was purchased by the ESOP in February 1997 and was immediately converted into Common Stock.

    The Company had a Restricted Stock Plan (the "Plan") under which management and key employees could be awarded shares of common stock based on the Company's performance. The Company initially reserved 1,023,037 shares of common stock for issuance under the Plan. Under the Plan, Restricted Stock Units ("Units") were granted to participants who were selected by the Compensation Committee of the Board of Directors. Each Unit entitled the participant upon achievement of the performance goals (all as defined) to receive one share of the Company's common stock. Units could not be converted into shares of common stock until the participant's interest in the Units had vested. Vesting occurred upon completion of the specified periods as set forth in the Plan.

(11)   Cummings Point Industries, Inc. Note Receivable

    The Company loaned $5.5 million (the "Note") to Cummings Point Industries, Inc., of which Capricorn Investors, L.P. ("Capricorn") owns more than 10%. By separate agreement and as security to the Company, Capricorn agreed to purchase the Note from the Company upon three months' notice for the amount of outstanding principal plus accrued interest. As additional security, Capricorn's purchase obligation was collateralized by certain common stock and warrants issued by the Company and owned by Capricorn. The Note, which had previously been reflected as a reduction in stockholders' equity was paid in full in August, 1995.

(12)   Employee Stock Ownership Plan

    In September 1988, the Company established an Employee Stock Ownership Plan (the "Plan"). The Company borrowed $100 million and loaned the proceeds, on the same terms as the Company's borrowings, to the Plan to purchase 4,123,711 shares of common stock of the Company ("the ESOP loan"). In accordance with subsequent amendments to the plan, the ESOP acquired 2,797,812 additional shares, from 1993 through 1996 either through contributions of stock from the Company, or contributions of cash from the Company with which the ESOP then purchased shares either from the Company, on the Internal Market or directly from retired or terminated participants.

    At the beginning of 1997, the ESOP had considerable cash on hand. Utilizing this cash and loans from the Company, the ESOP purchased all of the Company's Class C Preferred Stock. The ESOP subsequently converted the Class C Preferred Stock and exercised the related warrants, at which time the Company issued 949,642 shares of common stock to the ESOP. The purchase price for the Class C Preferred Stock was $18,566 ($19.55 per share, after exercise of warrants) of which half was paid in cash ($8,277 on hand and $1,006 loaned from the Company) and notes were issued for the balance. The notes, plus $89 of accrued interest, were paid in full by April 2, 1997, with the proceeds of another loan from the Company. The unpaid balance on these notes from the ESOP, $5,189, representing 260,272 shares, is reflected as a reduction of stockholders' equity at December 31, 1997.

    Utilizing the Company's 1997 contribution as well as subsequent loans, the ESOP made the required principal and interest payments on the aforementioned notes, paid administrative fees, purchased 230,320 shares of stock either from retired or terminated participants or on the Internal Market and purchased 150,434 shares of stock from retired officers of the Company in a transaction that allowed the ESOP to acquire shares at a below market price. At December 31, 1997, the unpaid balance on these subsequent loans, $2,896, representing 128,958 shares, is also reflected as a reduction in stockholders' equity.

    The Plan covers a majority of the employees of the Company. Participants in the Plan become fully vested after four years of service. Of the 8,251,919 shares acquired by the ESOP, 7,862,689 have been either issued or allocated to participants as of December 31, 1997. The Company recognizes ESOP expense each year based on the cash contribution for the year. In 1997, 1996 and 1995, cash contributions to the ESOP were $11,200, $13,670 and $17,497, respectively. These amounts were charged to Cost of Services and Corporate Selling and Administrative Expenses.

(13)   Savings Plan

    The Company has a Savings and Retirement Plan which qualifies under section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute from 1% to 15% of their income on a pretax basis. In 1996, the Company began matching 100% of the first 1% of employee contributions and 25% of the next 4% of employee contributions, provided the employee contribution was invested in the Company's Stock Fund. Matching contributions are invested in additional shares of the Company's common stock. The Company has expensed approximately $1,224 and $711 in 1997 and 1996, respectively, related to these matching contributions.

(14)   Other Expenses

                                                      Years Ended December 31,
                                                     1997           1996           1995
Amortization of costs in excess
  of net assets acquired (see Note 1)            $  1,560       $  1,528         $2,081
Provision for non-recovery of receivables             629            120              -
ESOP Repurchase Premium (see Note 7)                    -         (1,250)             -
Write-off of investment in
  unconsolidated subsidiary (d)                                    1,286              -
Legal and other expense accruals
  associated with business discontinued in 1995       177              -              -
Costs associated with businesses discontinued
  in 1988 and prior years
     o Asbestos liability issues (a and b)          7,800(a)           -          5,300(b)
     o Subcontractor suit (c)                           -            750          2,400
     o Environmental costs (see Note 21(b))           180             75              -
Termination costs (e)                                   -          3,299              -
Miscellaneous                                           3           (334)           431
                                                 --------       --------       --------
     Total Other                                 $ 10,349       $  5,474       $ 10,212
                                                 ========       ========       ========


(a)      In connection with the proposed  global  settlement that would transfer
         Fuller-Austin    Insulation,    Company    ("Fuller-Austin")    to    a
         post-Fuller-Austin  bankruptcy  reorganization plan trust (the "Trust")
         for the  benefit of present  and future  asbestos  claimants  (see Note
         21(a)),  the Company has  reserved an  additional  $7.8 million for the transfer of certain property and insurance rights to the Trust, and the payment to the Trust of certain cash consideration.
(b)      Reserves for potential  uninsured costs to defend and settle future asbestos claims against  Fuller-Austin  (see Note 21(a)).  (c) Reserves for the estimated
(c)      Reserves for the estimated costs (primarily legal defense) to resolve a lawsuit filed by a subcontractor of a former  subsidiary (see Note 21(b)).
(d)      In 1994, the Company paid $3 million for a 25% interest in Composite  Technology,  Inc. ("CTI").
         The volume of CTI's business has declined and in 1996 the
         Company  determined the goodwill  associated  with this  investment had been impaired and, accordingly, the unamortized balance at December 31,
         1996, was written off.
(e)      During 1996,  several  senior  executives  and a member of the Board of
         Directors announced their intentions to either retire or step down from their positions with the Company.  In conjunction with this action, the
         Company  accrued  $3.3  million,   representing  commitments  to  these
         individuals  for  supplemental   pension  benefits,   consulting  fees,
         payments  due under a covenant  not to  compete,  remuneration  for the waiver of certain preferred stock and Board of Directors voting rights, as well as accrued life insurance premiums payable.


(15)   Income Taxes

    As prescribed by SFAS No. 109, "Accounting for Income Taxes," the Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are provided if required.

    Earnings (loss) from continuing operations before income taxes and minority interest (but including extraordinary item - see Note 5) were derived from the following:

                                   Years Ended December 31,
                              1997          1996         1995
                           ---------     --------       ------
 Domestic operations        $ 11,422     $ 19,102     $ (3,111)
 Foreign operations             (279)           5       (4,236)
                           ---------     --------     ---------
                            $ 11,143     $ 19,107     $ (7,347)
                           =========     ========      ========

    The provision (benefit) for income taxes consisted of the following:

                                     Years Ended December 31,
                            1997             1996             1995
                            ----             ----             ----
Current:
  Federal               $ (1,926)         $ 4,286         $(10,322)
  Foreign                     43              (81)          (2,234)
  State                        -              210           (1,493)
                        --------       ----------        ---------
                          (1,883)           4,415          (14,049)
                        --------        ---------         --------
Deferred:
  Federal                  6,653            3,939            9,749
  Foreign                      -            1,100            1,000
  State                      499             (436)           2,900
                        --------       ----------        ---------
                           7,152            4,603           13,649
                        --------        ---------         --------
Valuation Allowance:
  Federal                 (2,488)          (4,067)          (7,707)
  State                     (499)             942             (983)
                        --------         --------        ---------
                          (2,987)          (3,125)          (8,690)
                        --------          -------         ---------
       Total             $ 2,282          $ 5,893          $(9,090)
                        ========          =======          =======

    The components of and changes in deferred taxes are as follows:

                                                         Deferred                Deferred               Deferred
                                              Dec. 31,   Expense      Dec. 31,   Expense     Dec. 31,   Expense
                                                 1997   (Benefit)        1996   (Benefit)       1995   (Benefit)
Deferred tax liabilities:
  Employee benefits                          $ (2,220)   $     33    $ (2,187)   $  1,027   $ (1,160)    $ 1,535
  Contracts revenue recognition               (15,385)      3,954     (11,431)      1,645     (9,786)        885
  Intangible amortization                        (549)       (212)       (761)        (37)      (798)       (275)
  Depreciation and other amortization            (199)        265          66        (413)      (347)        806
  Other, net                                     (234)        309          75        (102)       (27)        (26)
                                              -------     -------     -------     -------    -------      ------
    Total deferred tax liabilities            (18,587)      4,349     (14,238)      2,120    (12,118)      2,925
                                              -------     -------     -------     -------    -------      ------
Deferred tax assets:
  Deferred compensation                         1,733         507       2,240         191      2,431       1,621
  Operating reserves and other accruals        13,954       1,797      15,751       3,234     18,985       1,290
  Increase due to federal rate change             335           -         335           -        335           -
  Deferred taxes of discontinued operations,
    retained by the Company                         -           -           -           -          -       4,018
  Benefit of state tax on temporary
    differences and state net operating
    loss carryforwards                          5,034         499       5,533        (942)     4,591         983
  Benefit of foreign, targeted jobs, R&E
    and AMT tax credit carryforwards                -           -           -           -          -       2,812
                                              -------     -------     -------     -------    -------      ------
    Total deferred tax assets                  21,056       2,803      23,859       2,483     26,342      10,724
                                              -------     -------     -------     -------    -------      ------
  Total temporary differences
    before valuation allowances                 2,469       7,152       9,621       4,603     14,224      13,649
  Valuation allowances:
    Federal                                         -      (2,488)     (2,488)     (4,067)    (6,555)     (7,707)
    State                                      (5,034)       (499)     (5,533)        942     (4,591)       (983)
                                              -------     -------     -------     -------    -------      ------
    Total temporary differences
      affecting tax provision                  (2,565)      4,165       1,600       1,478      3,078       4,959
                                              -------     -------     -------     -------    -------      ------
  "Safe harbor" leases                         (5,370)       (309)     (5,679)       (316)    (5,995)       (554)
                                              -------     -------     -------     -------    -------      ------
Net deferred tax (liability) asset            $(7,935)    $ 3,856     $(4,079)    $ 1,162    $(2,917)    $ 4,405
                                              =======     =======     =======     =======    =======      ======


    The federal and state valuation allowances represent reserves for income tax benefits which were not recognized in prior years due to the uncertainty regarding future earnings.

    The tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. Federal income tax rate to the pre-tax earnings (loss) from continuing operations. The differences can be reconciled as follows:

                                                        Years Ended December 31,
                                                       1997      1996      1995
Expected Federal income tax provision (benefit)      $3,900    $6,688   $  (896)
Valuation allowance                                  (2,488)   (4,067)   (7,707)
State and local income taxes, net of
  Federal income tax benefit                              -       465       275
Nondeductible amortization of intangibles
  and other costs                                       726     1,165      (263)
Foreign income tax                                       43     1,016         -
Foreign, targeted job, R&E, AMT and fuel tax credits    (31)      (16)     (257)
Other, net                                              132       642      (242)
                                                    -------   -------   --------
       Tax provision (benefit)                       $2,282    $5,893   $(9,090)
                                                    =======   =======   ========

    The Company has state net operating loss carryforwards available to offset future taxable income. Following are the net operating losses by year of expiration:

                        Year of                        State Net
                      Expiration                    Operating Losses

                          1997                         $     587
                          1998                               689
                          1999                             1,474
                          2000                             2,471
                          2001                               942
                  Through 2011                            48,453
                                                        --------
                                                         $54,616
                                                        ========

    The Company's U.S. Federal income tax returns have been cleared through 1993.

    Cash paid for income taxes was $2,676 for 1997, $20,680 for 1996 ($14.0 million of which related to the gain on the sale of the Commercial Aviation business) and $3,140 for 1995.

(16)   Pension Plans

    Union employees who are not participants in the ESOP are covered by multiemployer pension plans under which the Company pays fixed amounts, generally per hours worked, according to the provisions of the various labor contracts. In 1997, 1996 and 1995, the Company expensed $3,451, $2,837 and $2,514, respectively, for these plans. Under the Employee Retirement Income Security Act of 1974 as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan's unfunded vested benefits liability. Based on information provided by the administrators of the majority of these multiemployer plans, the Company does not believe there is any significant amount of unfunded vested liability under these plans.

(17)   Earnings Per Common Share

    The Company has adopted SFAS No. 128, "Earnings per Share" which became effective for financial statements for periods ended after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and requires restatement of prior periods. Specifically, the statement replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS and requires a dual presentation on the face of the income statement and a reconciliation of basic EPS to diluted EPS.

    Basic EPS is computed by dividing earnings, after deducting the effect of unpaid dividends on the Class C Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares. The weighted average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated ESOP shares. Shares earned and vested but unissued under the Restricted Stock Plan are considered contingently issuable and have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted average number of stock warrants and options outstanding, assuming the treasury stock method.

   The reconciliation of basic EPS to diluted EPS is as follows:


                                                           1997                   1996                  1995
                                                    Earnings Per Share     Earnings  Per Share   Earnings  Per Share
 Basic Earnings Per Share
 Income from continuing operations
     before extraordinary item                       $ 7,422                $11,949              $ 5,274
 Class C Preferred dividends                               -                 (2,284)              (1,915)
                                                   ---------              ---------            ---------
     Common stockholders' share of earnings          $ 7,422   $0.83        $ 9,665   $1.14      $ 3,359    $0.40
 Discontinued operations                                   -       -          2,680    0.32          (20)   (0.00)
 Extraordinary item                                        -       -              -       -       (2,886)   (0.35)
                                                   ---------  ------      ---------   -----    ---------   ------
     Income for basic earnings per share             $ 7,422   $0.83        $12,345   $1.46      $   453    $0.05
                                                   =========  ======      =========   =====    =========   ======
 Weighted average shares outstanding               8,985,420              8,461,681            8,434,715
                                                   =========              =========            =========

 Diluted Earnings Per Share
 Common stockholders' share of earnings              $ 7,422   $0.70        $ 9,665   $0.82      $ 3,359    $0.29
 Discontinued operations                                   -       -          2,680    0.23          (20)   (0.00)
 Extraordinary item                                        -       -              -       -       (2,886)   (0.25)
                                                   ---------  ------      ---------   -----    ---------   ------
     Income for diluted earnings per share           $ 7,422   $0.70       $ 12,345   $1.05      $   453   $ 0.04
                                                   =========  ======      =========   =====    =========   ======
 Weighted average shares outstanding               8,985,420              8,461,681            8,434,715
     Effect of dilutive securities:
        Warrants                                   1,523,529              3,239,894            3,310,536
        Stock Options                                128,722                 34,696                    -
                                                  ----------             ----------           ----------
 Shares for diluted earnings per share            10,637,671             11,736,271           11,745,251
                                                  ==========             ==========           ==========


(18)   Incentive Compensation Plans

   The Company has several formal incentive compensation plans which provide for incentive payments to officers and key employees. Incentive payments under these plans are based upon operational performance, individual performance, or a combination thereof, as defined in the plans. Incentive compensation expense of $6,510 for 1997, $6,367 for 1996, and $6,692 for 1995 has been changed to Cost of Services and Corporate Selling and Administrative Expenses.

(19)   Stock Option Plan

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

                                              Exercise Price
                                               or Range of     Weighted Average
                                     Shares   Exercise Prices   Exercise Price

Outstanding at December 31, 1994            -        N/A             N/A
Granted                               318,000      $14.90          $14.90
                                      -------
Outstanding at December 31, 1995      318,000      $14.90          $14.90
Granted                               488,000   $14.50-19.00       $17.57
Canceled or terminated                (15,500)     $14.90          $14.90
Exercised                                (600)     $14.90          $14.90
                                    ---------
Outstanding at December 31, 1996      789,900   $14.50-19.00       $16.55
Granted                               145,000   $19.00-20.00       $19.48
Canceled or terminated                (47,900)  $14.90-19.00       $16.61
Exercised                              (9,000)     $14.90          $14.90
                                    ---------
Outstanding at December 31, 1997      878,000   $14.50-20.00       $17.05
                                    =========
Exercisable at year-end               199,600
                                    =========

    The Company has opted to account for its stock option plan in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees". Accordingly, under the intrinsic value based method of accounting for options, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock Based Compensation", encourages, but does not require, adoption of the fair value based method of accounting for employee stock options. The fair value of each option grant is equal to the Formula Price at the date of grant (see Item 5, "Market for the Registrant's Common Stock and Related Stockholder Matters," included elsewhere in this Annual Report on Form 10-K). The minimum value is determined assuming a five year expected life of the options, a risk-free interest rate of 5 1/2% and a volatility factor of zero. Had the Company adopted SFAS No. 123, common stockholders' share of net earnings would have been approximately $5,851 and $12,065 for the year ended December 31, 1997 and 1996, respectively and diluted earnings per share would have been $0.55 in 1997 and $1.03 in 1996. Comparable data has not been presented for December 31, 1995 as none of the options had vested and, therefore, no additional compensation cost would be assumed.

(20)   Leases

    Future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year at December 31, 1997 are summarized below:

                          Years Ending December 31,
                 1998                                $   8,659
                 1999                                    8,339
                 2000                                    3,552
                 2001                                    2,400
                 2002                                    2,071
                 Thereafter                              8,445
                                                        ------
                 Total minimum lease payments        $  33,466
                                                        ======

    Net rent expense for leases of $21,577 for 1997, $21,797 for 1996, and $24,734 for 1995 has been charged to Cost of Services and Corporate Selling and Administrative Expense.

(21)   Contingencies and Litigation

    The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortuous conduct. The Company is also potentially liable for certain personal injury, tax, environmental and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury and contract and dispute claims. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny, liability, and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers. The total amount of damages currently claimed by the plaintiffs in
these  cases  is  estimated  to  be  approximately $101.0  million   (including
compensatory punitive damages and penalties). The Company believes that the amount that will actually be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance, the Company believes it is adequately reserved with respect to the potential liability for such claims. The estimates set forth above do not reflect claims that may have been incurred but have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

(a)   Asbestos Claims

    An acquired and inactive subsidiary, Fuller-Austin, which discontinued its business activities in 1986, has been named as one of many defendants in civil lawsuits which have been filed in certain state courts beginning in 1986 (principally Texas) against manufacturers, distributors and installers of products allegedly containing asbestos. Fuller-Austin was a non-manufacturer that installed and occasionally distributed industrial insulation products. Fuller-Austin had discontinued the use of asbestos-containing products prior to being acquired by the Company in 1974. These claims are not part of a class action.

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

Claim Exposure (number of plaintiffs, claims and per claim amounts not in thousands)

    As of February 13, 1998, 17,083 plaintiffs have filed claims against Fuller-Austin and various other defendants. Of these claims, 2,218 have been dismissed and 4,125 have been resolved without an admission of liability at an average cost of $3,439 per claim, excluding legal defense costs.

The following is a summary of the number of claims filed against Fuller-Austin:

                                                   Years
                         1994
                         & Prior     1995     1996     1997    1998     Total
                         ----------------------------------------------------
Claims Filed              4,056     4,523    4,122    3,784     598    17,083
Claims Dismissed           (113)      (51)  (1,116)    (931)     (7)   (2,218)
Claims Resolved          (1,617)     (182)  (1,825)    (460)    (41)   (4,125)
                                                                      -------
Claims Outstanding,
  as of February 13,1998                                               10,740
                                                                      =======

    In connection with these claims, Fuller-Austin's primary insurance carriers have incurred approximately $25.8 million (including $11.6 million of legal defense costs) to defend and settle the claims and, in addition, jury verdict judgments have been entered against Fuller-Austin in the aggregate amount of $4.5 million (partially reduced by appeal during 1997 by $2.0 million) which have not been paid and which are under appeal by Fuller-Austin.

    Fuller-Austin has experienced a decline in the number of claims taken to trial. During the 15-month period ending January 31, 1998, no cases were tried by plaintiffs although approximately 855 cases were set for trial during this period. Plaintiffs have instead elected to enter into settlements with Fuller-Austin for amounts ranging from $250 to $14,500 for an average during the period of $2,632 per claim. In addition, in connection with these settlements, a significant number of claims filed against Fuller-Austin were dismissed with no payment by Fuller-Austin or its insurers. Fuller-Austin and its carriers will continue to evaluate settlement proposals, but will be prepared to try cases that cannot be settled in a manner consistent with recent settlement trends.

    During the first quarter of 1998, Fuller-Austin agreed in principle to settle with approximately 660 non-Texas claimants who were threatening to amend pending law suits to add Fuller-Austin as a defendant. The settlement, if concluded, will aggregate approximately $4.0 million which is included in the estimate of future claims set forth below. Fuller-Austin considers the entire settlement to be covered by insurance.

    The number of claims filed against Fuller-Austin has become significant only since 1992, and therefore, Fuller-Austin has a relatively brief history (compared to manufacturers and suppliers) of claims volume and a limited data file upon which to estimate the number or costs of claims that may be received in the future. Also, effective September 1, 1995, the State of Texas (where most of these claims have been filed) enacted tort reform legislation which Fuller-Austin believes has curtailed the number of unsubstantiated asbestos claims filed against the subsidiary in Texas.

    Fuller-Austin's defense counsel has analyzed the 10,740 claims outstanding as of February 13, 1998. Based on this analysis and consultation with its other professional advisors, Fuller-Austin has estimated its cost, including legal defense costs, to be $11.5 million for claims filed and still unsettled and $38.7 million as its minimum estimate of future costs of claims and settlements, including legal defense costs. No upper limit of exposure can presently be reasonably estimated. The Company cautions that these estimates are subject to significant uncertainties, including the future effect of tort reform legislation enacted in Texas and other states, the success of Fuller-Austin's litigation strategy, the size of jury verdicts, success of appeals in process, the number and financial resources of future plaintiffs, and the actions of other defendants. Therefore, actual claim experience may vary significantly from such estimates, especially if certain Texas appeals are decided unfavorably to Fuller-Austin and/or the level of claims filed in other states increases. At December 31, 1997 and 1996, Fuller-Austin recorded an estimated liability for future indemnity payments and defense costs related to currently unsettled claims and minimum estimated future claims of $50.2 million and $55.0 million, respectively (recorded as long-term liability).

Insurance Coverage

    Defense has been tendered to and accepted by Fuller-Austin's primary insurance carriers, and by certain of the Company's primary insurance carriers that issued policies under which Fuller-Austin is named as an additional insured; however, only one such primary carrier has partially accepted defense without a reservation of rights. The Company believes that Fuller-Austin has at least $4.4 million in unexhausted primary coverage (net of deductibles and self-insured retentions, but including disputed coverage) under its liability insurance policies to cover the unsettled claims, verdicts and future unasserted claims and defense costs. The primary carriers also have unlimited liability for defense costs (presently running at an average annual rate of approximately $1.3 million) until such time as the primary limits under these policies are exhausted. When the primary limits are exhausted, liability for both indemnity and legal defense will be tendered to the excess coverage carriers, all of which have been notified of the pendency of the asbestos claims. The Company and Fuller-Austin have approximately $390.0 million of additional excess and umbrella insurance that is generally responsive to asbestos claims after taking into consideration certain pending carrier settlements that are discussed below. This amount excludes approximately $92.0 million of coverage issued by insolvent carriers. After the $4.4 million of unexhausted primary coverage, the Company has first tier excess coverage of $35.0 million excluding a $35.0 million first tier excess segment of insolvent coverage for policy years 1979 through 1984 (the "Insolvent Segment"). All of the Company's and Fuller-Austin's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy terms and conditions.

Coverage Litigation

    The Company and Fuller-Austin have instituted litigation in Los Angeles Superior Court, California, against their primary and excess insurance carriers to obtain declaratory judgments from the court regarding the obligations of the various carriers to defend and pay asbestos claims. The issues in this litigation include the aggregate liability of the carriers, the triggering and drop-down of excess coverage to cover the Insolvent Segment and allocation of losses among multiple carriers including insolvent carriers and various other issues related to the interpretation of the policy contracts. All of the carrier defendants have filed general denial answers.

    Although there can be no assurances as to the outcome of this litigation, management believes that it is probable that Fuller-Austin will prevail in obtaining judicial rulings confirming the availability of a substantial portion of the coverage. Based on a review of the independent ratings of these carriers, the Company and Fuller-Austin believe that a substantial portion of this coverage will continue to be available to meet the claims. Fuller-Austin recorded in Other Assets $50.2 million and $55.0 million at December 31, 1997 and 1996, respectively, representing the amount that it expects to recover from its insurance carriers for the payment of currently unsettled and estimated future claims.

    The Company cautions, however, that even though the existence and aggregate dollar amounts of insurance are not generally being disputed, such insurance coverage is subject to interpretation by the court and the timing of the availability of insurance payments could, depending upon the outcome of the litigation and/or carrier settlement negotiations, delay the receipt of insurance company payments and require Fuller-Austin to assume responsibility for making interim payment of asbestos defense and indemnity costs at a time when it may not have adequate cash funds.

    While the Company believes that Fuller-Austin has recorded sufficient liability to satisfy Fuller-Austin's reasonably anticipated costs of present and future asbestos claimants' suits, it is not possible to predict the amount or timing of future suits or the future solvency of Fuller-Austin's insurers. In the event that currently unresolved and future claims exceed the recorded liability of $50.2 million, the Company and Fuller-Austin believe that the judicially determined and /or negotiated amounts of excess and umbrella insurance coverage that will be available to cover additional claims will be significant; however, it is impossible to predict whether or not such amounts will be adequate to cover all additional claims without further contribution by Fuller-Austin.

Possible Global Settlement/Bankruptcy Filing

    Representatives of Fuller-Austin are currently in discussions with representatives of more than 75% of the asbestos claimants and a designated but not confirmed representative of potential future asbestos claimants regarding the possibility of a global settlement of all present and future asbestos claims against Fuller-Austin. If successful, these discussions could lead to the preparation and filing by Fuller-Austin of a bankruptcy proceeding under the U.S. Bankruptcy Code (the "Code") that has been previously approved by the asbestos claimants. It is contemplated that presently negotiated settlements with certain of the carrier-defendants in the coverage litigation would also be achieved by Fuller-Austin concurrently with the confirmation of the
Fuller-Austin reorganization plan as part of the bankruptcy proceeding. The contemplated plan would call for Fuller-Austin and certain of its insurance proceeds and rights to be placed in a bankruptcy trust to be administered by unrelated parties for the benefit of present and future asbestos claimants.

    In furtherance of the proposed global settlement, representatives of Fuller-Austin, its parent and sole stockholder, the Company, the present asbestos claimants, and the representative of the future unknown claimants have reached a separate agreement in principle ("Release Agreement"), contingent on approval of the Plan by the Bankruptcy Court, under which the Company would be released from any and all present and future liability for Fuller-Austin asbestos liability in consideration of the transfer of certain Company property and insurance rights to the Fuller-Austin bankruptcy trust, and the payment to the trust of certain cash consideration. The total amount reserved for this purpose is approximately $14.0 million, a portion of which was recorded in prior years and the balance, $7.8 million, was reserved by the Company in the fourth quarter of 1997 in anticipation of the settlement under the Release Agreement.

    In the event Fuller-Austin is unsuccessful in concluding such negotiations for a global settlement of all present and future asbestos claims, and depending on the progress of the coverage litigation, the extent to which carriers agree to voluntarily pay Fuller-Austin asbestos claims pending the resolution of the coverage litigation, and the interim cash demands on Fuller-Austin in connection with pending and future asbestos claims, Fuller-Austin may seek protection under the Code without a global or other settlement with the asbestos claimants. Fuller-Austin has been advised by its bankruptcy counsel that, upon filing for such protection under the Code, all pending claims against Fuller-Austin (including all asbestos claims) would be stayed, and the disposition of such claims and all Fuller-Austin assets, including its insurance assets, would be subject to the jurisdiction of the U.S. Bankruptcy Court in which Fuller-Austin's petition is filed.

    There can be no assurance at this time that the global settlement will be concluded. Also, it is impossible to determine whether it will be necessary for Fuller-Austin to otherwise seek protection from its creditors (including asbestos claimants) under the Code.

(b)   General Litigation

    The Company has retained certain liability in connection with its 1989 divestiture of its major electrical contracting business, Dynalectric Company ("Dynalectric"). The Company and Dynalectric were sued in 1988 in Bergen County Superior Court, New Jersey, by a former Dynalectric joint venture partner/subcontractor (subcontractor). The subcontractor has alleged that its subcontract to furnish certain software and services in connection with a major municipal traffic signalization project was improperly terminated by Dynalectric and that Dynalectric fraudulently diverted funds due, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter the joint venture, and conspired with other defendants to commit acts in violation of the New Jersey Racketeering Influenced and Corrupt Organization Act. The aggregate dollar amount of these claims has not been formally recited in the subcontractor's complaint. Dynalectric has also filed certain counterclaims against the former subcontractor. The Company and Dynalectric believe that they have valid defenses, and/or that any liability would be offset by recoveries under the counterclaims. The Company and Dynalectric were found to have committed certain discovery abuses, but no monetary amount of sanctions has yet been assessed. The Company and Dynalectric expect to file an appeal with respect to this finding. After nine years of seeking arbitration of this matter, the Company and Dynalectric have finally prevailed. Arbitration will take place in Washington, D.C. later in 1998. The Company believes that it has established adequate ($1.3 million at December 31, 1997) reserves for the contemplated defense costs and for the cost of obtaining enforcement of arbitration provisions contained in the contract.

    In November, 1994, the Company acquired an information technology business which was involved in various disputes with federal and state agencies, including two contract default actions and a qui tam suit by a former employee alleging improper billing of a federal government agency customer. The Company has contractual rights to indemnification from the former owner of the acquired subsidiary with respect to the defense of all such claims and litigation, as well as all liability for damages when and if proven. In October, 1995, one of the federal agencies asserted a claim against the subsidiary and gave the Company notice that it intended to withhold payments against the contract under which the claim arose. To date, the agency has withheld approximately $3.0 million due the Company under one of the aforementioned disputes. This subsidiary has submitted a demand for indemnification to the former owner of the subsidiary which has been denied. The subsidiary recently received an arbitration award confirming that it is entitled to indemnification.

    As to environmental issues, neither the Company, nor any of its subsidiaries, is named a Potentially Responsible Party (as defined in the
Comprehensive  Environmental Response,  Compensation and Liability Act (CERCLA))
at any site. The Company, however, did undertake, as part of the 1988 divestiture of a petrochemical engineering subsidiary, an obligation to install and operate a soil and water remediation system at a subsidiary research facility site in New Jersey and also is required to pay the costs of continued operation of the remediation system. In addition, the Company, pursuant to the sale of the Commercial Aviation Business, is responsible for the costs of clean-up of environmental conditions at certain designated sites. Such costs may include the removal and subsequent replacement of contaminated soil, concrete, tanks, etc., that existed prior to the sale of the Commercial Aviation Business (see Note 2).

    The Company is a party to other civil and contractual lawsuits which have arisen in the normal course of business for which potential liability, including costs of defense,constitute the remainder of the $101.0 million discussed above. The estimated probable liability for these issues is approximately $10.0 million and is substantially covered by insurance. All of the insured claims are within policy limits and have been tendered to and accepted by the applicable carriers. The Company has recorded an offsetting asset (Other Assets) and liability (long-term liability) of $10.0 million at December 31, 1997 and 1996, for these items.

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

    The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors if the payments exceed allowable costs. Audits have been completed on the Company's incurred contract costs through 1986 and are continuing for subsequent periods. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based on its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by the Department of Justice and other investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at December 31, 1997 that will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(22)   Business Segments

    The Company has three reportable segments, Information and Engineering Technology (I&ET), Aerospace Technology (AT) and Enterprise Management (EM). These three reportable segments are strategic business areas which provide distinctly different services to a variety of customers. I&ET designs, develops, supports and integrates software and systems to provide customers with comprehensive solutions for information management and engineering needs. AT provides services ranging from aviation maintenance to multifaceted aerospace sciences, technology and avionics engineering. EM offers a full range of
technical  services  from  facilities   management  to  security  systems,  ship
operations, the development of work management and maintenance systems and engineering and logistics services. See also Item I, "Business," included elsewhere in this Annual Report on Form 10-K for a description of the business segments.

    The accounting  policies of the segments are the same as those  described in
Note 1, "Summary of Significant Accounting Policies". The Company evaluates performance based primarily on operating profit, but also evaluates return on net assets and days' sales outstanding. Operating profit is the excess of revenues over operating expenses and certain nonoperating expenses.

    The Company derived 97% of its revenues in 1997 and 1996 and 95% of its revenues in 1995 from contracts and subcontracts with the U.S. Government. Prime contracts comprised 72%, 79% and 84% of revenue of which prime contracts with the Department of Defense ("DoD") represented 45%, 50% and 51% of revenue in 1997, 1996 and 1995, respectively. In 1997, the Company's second largest customer was the Department of Energy, comprising 22% of revenue. No other customer accounted for more than 10% of revenues in any year.

    Revenue, operating profit, identifiable assets, capital expenditures and depreciation and amortization by segment are presented below:


                                                                  Years Ended December 31,
                                                                 1997        1996        1995
Revenue
   I&ET                                                    $  282,634  $  271,538  $  271,133
   AT                                                         448,963     383,252     319,335
   EM                                                         414,340     366,663     318,257
                                                           ----------  ----------   ---------
                                                           $1,145,937  $1,021,453    $908,725
                                                           ==========  ==========   =========
Operating Profit
   I&ET                                                    $   11,095  $   20,237  $   18,139
   AT                                                          16,804      13,451      11,425
   EM                                                          20,690      17,485       9,866
                                                           ----------  ----------  ----------
                                                               48,589      51,173      39,430
                                                           ----------  ----------  ----------
   Corporate selling and administrative                        17,785      18,241      18,705
   Interest (net expense)                                      10,414       8,468      11,052
   Goodwill amortization                                        1,560       2,814       2,081
   Costs associated with divested businesses                    8,157         825       7,700
   Minority interest included in operating profit              (1,439)     (1,265)     (1,255)
   Termination costs (Note 14)                                      -       3,299           -
   Acquisition costs                                            2,203       1,241       2,075
   ESOP put premium                                                 -      (1,250)          -
   Other miscellaneous                                         (1,234)       (307)      1,633
                                                           ----------  ----------  ----------
   Earnings (loss) from continuing operations
      before income taxes, minority interest and
      and extraordinary item                               $   11,143  $   19,107  $   (2,561)
                                                           ==========  ==========  ==========

                                                                     As of December 31,
                                                                 1997        1996        1995
Identifiable Assets
   I&ET                                                    $  118,016  $  105,363  $   99,032
   AT                                                          75,239      76,681      60,275
   EM                                                          70,026      64,637      82,333
   Other (a)                                                   51,575      55,093      60,106
   Corporate                                                   67,728      66,978      73,744
                                                           ----------  ----------  ----------
                                                           $  382,584  $  368,752  $  375,490
                                                           ==========  ==========  ==========

   (a)  Includes  assets  related to  probable  insurance  indemnification recoveries pertaining to a former subsidiary (see Note 21(a)).

                                                                   Years Ended December 31,
                                                                 1997       1996         1995
    Capital Expenditures
       I&ET                                                $    1,976  $   3,606   $    2,700
       AT                                                         885        823          640
       EM                                                         740        384          936
       Corporate                                                1,509        497          513
                                                           ----------  ----------  ----------
                                                           $    5,110  $   5,310   $    4,789
                                                           ==========  ==========  ==========
    Depreciation and Amortization
       I&ET                                                $    5,651  $   3,775   $    5,223
       AT                                                       1,349      2,337        1,412
       EM                                                       1,432      1,525        2,296
       Corporate                                                1,456      1,830        2,417
                                                           ----------  ----------  ----------
                                                           $    9,888  $   9,467   $   11,348
                                                           ==========  ==========  ==========

The equity in net income of investees accounted for by the equity method included in operating profit and the amount of investment in equity method investees included in identifiable assets for each segment is presented below:

                                                                   Years Ended December 31,
                                                                 1997       1996         1995
    Equity Investees Earnings
       I&ET                                                $        -  $       -   $        -
       AT                                                          92         17           14
       EM                                                       1,038        659          141
                                                           ----------  ----------  ----------
                                                           $    1,130  $     676   $      155
                                                           ==========  ==========  ==========

                                                                         As of December 31,
                                                                 1997       1996         1995
    Investment in Equity Investees
       I&ET                                                $        -  $       -   $        -
       AT                                                       1,568      1,566        1,486
       EM                                                       2,266        230          142
                                                           ----------  ----------  ----------
                                                           $    3,834  $   1,796   $    1,628
                                                           ==========  ==========  ==========


(23)   Quarterly Financial Data (Unaudited)

      A summary of quarterly financial data for 1997 and 1996 is as follows:


                                                  1997 Quarters                                    1996 Quarters
                                       First     Second   Third(a)  Fourth(b)         First     Second      Third  Fourth(c)
Revenues                            $271,137   $288,695   $283,832   $302,273      $241,726   $249,630   $246,968   $283,129
Gross profit                          11,343     12,321     13,981     12,045        10,729     13,682     13,151     13,728
Earnings (loss) from continuing
  operations before income
  taxes, minority interest and
  extraordinary item                   4,005      3,680      6,097     (2,639)        3,737      6,892      5,965      2,513
Minority interest                        408        203        387        441           296        326        367        275
Discontinued operations                    -          -          -          -             -        865          -      1,815
Net earnings (loss)                    2,311      2,035      4,087     (1,011)        2,241      4,418      3,241      4,729
Earnings (loss) per common share:
  Basic earnings per share:
    Continuing operations           $   0.27     $ 0.23   $   0.46   $ ( 0.11)     $   0.20   $   0.36   $   0.32   $   0.28
    Discontinued operations                -          -          -          -             -       0.10          -       0.21
  Common stockholders' share
      of earnings (loss)            $   0.27     $ 0.23   $   0.46   $ ( 0.11)     $   0.20   $   0.46   $   0.32   $   0.49
  Diluted earnings (loss) per share
    Continuing operations           $   0.21     $ 0.20   $   0.39   $ ( 0.11)     $   0.14   $   0.26   $   0.23   $   0.19
    Discontinued operations                -          -          -          -             -       0.07          -       0.16
  Common stockholders' share
      of earnings (loss)            $   0.21     $ 0.20   $   0.39   $ ( 0.11)     $   0.14   $   0.33   $   0.23   $   0.35


Quarterly financial data may not equal annual totals due to rounding. Quarterly earnings per share data may not equal annual total.

(a) 1997 Third Quarter includes:
   - $2,488 reversal of income tax valuation allowance (see Note 15)

(b) 1997 Fourth Quarter includes:
   - $7,800 of costs related to asbestos  litigation  (see Notes 14 and 21(a))
   - $2,055 reversal of accrued interest related to IRS examinations and potential disallowance of deductions (see Note 15)

(c) 1996 Fourth Quarter includes:
   - $3,299 accrual for supplemental  pension and other fees payable to retiring officers and a member of the Board of Directors (see Note 14)
   - $1,286 write-off of cost in excess of net assets acquired of an unconsolidated affiliate (see Note 14)
   - $1,250 reversal of overaccrued ESOP Premium (see Note 7)
   - $4,067 reversal of income tax valuation allowance (see Note 15)


(24)   Subsequent Event

    On February 2, 1998, the Company acquired the assets of FMAS Corporation ("FMAS"), a medical outcome measurement and data abstraction services company headquartered in Rockville, MD. FMAS is a leading provider of proprietary outcome performance measurement systems to all DoD treatment facilities as well as a number of other facilities under contract with the DoD.

    The Company financed the acquisition of FMAS by drawing $10.0 million of the $90 million of the Class B Notes available under the April 1997 indenture (see
Note 5). The Class B Notes were issued at 6.325% through March 1, 1998, adjusted to 6.372% through March 29, 1998, and will be adjusted monthly until redeemed. After drawing down the $10.0 million of Class B Notes the Company had sufficient unused receivable collateral to support an additional $50.0 million of borrowings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES

    None

                                PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are:

Name                   Age  Position
Dan R. Bannister        67   Director and Chairman of the Board
T. Eugene Blanchard     67   Director
Russell E. Dougherty    77   Director
Paul G. Kaminski        55   Director
Paul V. Lombardi        56   Director, President and Chief Executive Officer*
Dudley C. Mecum II      63   Director
David L. Reichardt      55   Director, Senior Vice President and General
                                       Counsel *
Herbert S.Winokur, Jr.  54   Director and Chairman of the Executive Committee
Robert B. Alleger, Jr.  52   Vice President, Aerospace Technology *
John J. Fitzgerald      44   Vice President and Controller *
Patrick C. FitzPatrick  58   Senior Vice President and Chief Financial
                                       Officer *
Paul T. Graham          31   Vice President and Treasurer
H. Montgomery Hougen    62   Vice President and Secretary and Deputy General
                                       Counsel
Roxane P. Kerr          49   Senior Vice President, Human Resources *
Marshall S. Mandell     55   Vice President, Business Development *
Carl H. McNair, Jr.     64   Vice President, Enterprise Management *
Ruth Morrel             43   Vice President, Law and Compliance
Henry H. Philcox        58   Vice President, Chief Information Officer
Richard E. Stephenson   62   Vice President, Technology and Government Relations
Robert G. Wilson        56   Vice President and General Auditor

* Officers designated by an asterisk are deemed to be "officers" for purposes of Rule 16a-1(f), as promulgated in Release No. 34-28869.

                               DIRECTORS

Dan R. Bannister                                            Director since 1985

Mr. Bannister, age 67, is Chairman of the Board. He served as President of the Company from 1984 until 1997 and as Chief Executive Officer from 1985 until 1997. In February, 1997, he was elected Chairman of the Board; he is an active employee of the Company. He is a director of ITC Training Corporation. His term as a director expires in 1998.

T. Eugene Blanchard                                         Director since 1988

Mr. Blanchard, age 67, served as Senior Vice President and Chief Financial Officer from 1979 to February, 1997, when he retired as an employee of the Company. He is the Chairman of the Company's Employee Stock Ownership Plan Committee. He is a director of Landmark Systems Corporation. His term as a director expires in 2000.

Russell E.  Dougherty                                     Director  since  1989

General Dougherty, age 77, is an attorney with the law firm of McGuire, Woods, Battle & Boothe. He is a retired General, United States Air Force, who served as Commander-in-Chief, Strategic Air Command and Chief of Staff, Allied Comand Europe. From 1980 to 1986, he served as Executive Director of the Air Force Association and Publisher of Air Force Magazine. He was formerly a member of the Defense Science Board; trustee of the Institute for Defense Analysis; and trustee of The Aerospace Corp. His term as a director expires in 1999.

Paul G. Kaminski                                      Director since July, 1997

Mr. Kaminski, age 55, also served as a director of the Company from 1988 until 1994. He is President and Chief Executive Officer of Technovation, Inc. (consulting and investment banking). He served in the United States Department of Defense as Under Secretary of Defense for Acquisition and Technology from 1994 to 1997. He was Chairman and Chief Executive Officer of Technology Strategies & Alliances (strategic partnership consulting) from 1993 to 1994. His term as a director expires in 1998.

Paul V. Lombardi                                          Director  since  1994

Mr. Lombardi, age 56, has served as President and Chief Executive Officer since February, 1997. He served as Chief Operating Officer from 1995 to February, 1997; as Executive Vice President from 1994 to February, 1997; as Vice President 1992 to 1994; as President of Federal Sector 1994 to 1995, and as President of Government Services Group 1992 to 1994. He was Senior Vice President and Group General Manager, Planning Research Corporation from 1990 to 1992. His term as a director expires in 2000.

Dudley C. Mecum II                                          Director since 1988

Mr. Mecum, age 63, is a Managing Director of Capricorn Holdings LLC (an investment company). He was a partner, G. L. Ohrstrom & Co., an investment firm, from 1989 to 1997. He served as Group Vice President and Director, Combustion Engineering, Inc. from 1985 to 1988, and previously as Vice Chairman, Peat, Marwick & Mitchell. He is a director of The Travelers Group, Travelers Property and Casualty Inc., Lyondell Petrochemical Company, Vicorp Restaurants Inc., Fingerhut Companies, Inc., Metris Companies Inc., and Suburban Propane Partners LLP. His term as a director expires in 2000.

David L. Reichardt                                         Director  since 1988

Mr. Reichardt, age 55, has served as Senior Vice President and General Counsel of the Company since 1986. He served as President of Dynalectric Company, a former subsidiary of the Company, from 1984 to 1986 and as Vice President and General Counsel of DynCorp from 1977 to 1984. His term as a director expires in 1998.

Herbert S. Winokur, Jr.                                     Director since 1988

Mr. Winokur, age 54, served as Chairman of the Board from 1988 to February, 1997. He is President, Winokur Holdings, Inc. (an investment company), which is the Managing Partner of Capricorn Investors, L.P. and Capricorn Investors II, L.P. He was formerly Senior Executive Vice President, Member, Office of the President, and Director, Penn Central Corporation. He is a director of ENRON Corporation; NAC Re Corp.; Mrs. Fields Holdings, Inc.; and the WMF Group Ltd. His term as a director expires in 1999.

                          OTHER EXECUTIVE OFFICERS

In addition to the above-named directors who are also officers of the Company, the Company's executive officers are:

Robert B. Alleger, Jr., age 52, Vice President, Aerospace Technology, has served in that capacity and as President of the Aerospace Technology Strategic Business Unit ("SBU") since 1996. He was Vice President, Systems Support Services, Lockheed Martin Services, Inc. from 1992 to February, 1996 and Vice President, Business Development, GE Government Services, General Electric Company from 1989 to 1992.

John J. Fitzgerald, age 44, Vice President and Controller, has served in that capacity since July, 1997. He was Vice President and Controller, PRC, Inc. from 1992 to 1997.

Patrick C. FitzPatrick, age 58, Senior Vice President and Chief Financial Officer, has served as Senior Vice President and Chief Financial
Officer since February, 1997. He also served as Treasurer from March to November, 1997. He was Chief Financial Officer, American Mobile Satellite Corporation from 1996 to February, 1997; Senior Vice President and Chief Financial Officer of PRC Inc. from 1992 to 1996; and President and Chief Operating Officer of Oxford Real Estate Management Services from 1990 to 1992.

Paul T. Graham, age 31, Vice President and Treasurer, has served in that capacity since November, 1997. He was Finance Manager of the Company from 1992 to 1994, Assistant Treasurer from 1994 to 1997, and Director of Finance from 1995 to 1997.

H. Montgomery Hougen, age 62, Vice President and Secretary and Deputy General Counsel, has served as a Vice President since 1994 and as Corporate Secretary and Deputy General Counsel since 1984.

Roxane P. Kerr, age 49, Senior Vice President, Human Resources, has served in that capacity since March, 1998. She was Vice President, Human Resources, LucasVerity Plc from 1993 to 1998 and a private human resources consultant from 1992 to 1993.

Marshall S. Mandell, age 55, Vice President, Business Development, has served in that capacity since 1994. He has also served as Acting President of the Information and Engineering Technology SBU since September, 1997. He served as Vice President, Business Development, Applied Science Group from 1992 to 1994. He was Senior Vice President, Eastern Computers, Inc. from 1991 to 1992 and President, Systems Engineering Group, Ogden/Evaluation Research Corporation from 1984 to 1991.

Carl H. McNair, Jr. age 64, Vice President, Enterprise Management, has served in that capacity and as President of the Enterprise Management SBU since 1994. He served as President, Support Services Division from 1990 to 1994. He is a director of Air Methods Corporation.

Ruth Morrel, age 43, Vice President, Law and Compliance, has served in that capacity since 1994. She served as Group General Counsel from 1984 to 1994.

Henry H. Philcox, age 58, Vice President and Chief Information Officer, has served in that capacity since August, 1995. He was Chief Information Officer of the Internal Revenue Service from 1990 to June, 1995.

Richard E. Stephenson, age 62, Vice President, Technology and Government Relations, has served in that capacity since 1994. He served as Vice President Strategic Planning, Government Services Group from 1991 to 1994.

Robert G. Wilson, age 56, Vice President and General Auditor, has served in that capacity since 1985.

                               STOCKHOLDERS AGREEMENT

         Under the terms of the New Stockholders Agreement (the "Stockholders Agreement") which was adopted by substantially all management stockholders and expires on March 10, 1999, the management stockholders and outside investors who control approximately 32% of the voting stock on a fully diluted basis agreed to the following procedure for election of directors. Capricorn Investors, LP ("Capricorn"), an entity under the control of Mr. Winokur, on behalf of itself and the other outside investors, was entitled to nominate four of the total number of directors; Company management was entitled to nominate four directors; and the two groups would agree on a ninth director, for whom all of the parties have agreed to vote. All of the current directors and the nominees listed above were initially selected by this process. Effective January 23, 1997, Capricorn waived its right to nominate directors, but not its obligation to vote in accordance with the Shareholders Agreement.

              SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company believes that all required persons filed all required reports under Section 16 of the Securities Exchange Act in a timely manner.


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

                         SUMMARY COMPENSATION TABLE

                                                          Long Term
                                                        Compensation
                                 Annual compensation       Awards

                                               Other    Securities
                                               annual   underlying    All other
Name and principal            Salary   Bonus   compen- options/SARs compensation
 position                Year   ($)     ($)(1)  sation      (#)          ($) (2)
     (a)                 (b)    (c)      (d)    ($)(c)      (f)            (i)

Paul V. Lombardi         1997  332,789  160,000  177        --          45,395
President & Chief        1996  279,614  148,000   --      90,000        50,974
Executive Officer        1995  257,071  105,900   --      40,000        47,749

Dan R. Bannister         1997  275,481     --    174       --           55,698
Chairman of the Board    1996  326,105  235,000   --     100,000        66,132
(formerly President &    1995  325,853  165,000   --      65,000        67,060
Chief Executive Officer)

David L. Reichardt       1997  245,082   90,000  244       --           41,515
Senior Vice President &  1996  219,464   99,000   --      75,000        41,780
General Counsel          1995  206,008   88,300   --      25,000        40,497

Patrick C. FitzPatrick   1997  241,933   90,000   --     100,000        33,493
Senior Vice President &  1996    --        --     --       --            --
Chief Financial Officer  1995    --        --     --       --            --

Marshall S. Mandell      1997  204,248   73,300  364       --           24,129
Vice President, Business 1996  179,246   80,000           30,000         9,182
Development              1995  157,705   65,000           12,500         7,066


     (1) Column (d) reflects bonuses earned and expensed during year, whether paid during or after such year. Since 1996, 20% of executive bonuses have been paid in shares of Common Stock, valued at then-current market value.
     (2) Column (i) includes individual's pro rata share of the Company's contribution to the Company's Employee Stock Ownership Plan ("ESOP") and Savings and Retirement Plan ("SARP") and the Company-paid portion of group term and supplemental executive retirement plan insurance premiums. These amounts are:


             ESOP contributions  SARP contributions     Insurance Premiums
                   ($)                  ($)                  ($) (1)
Name           1997(2) 1996  1995   1997  1996  1995     1997    1996     1995

Mr.Lombardi           5,075 4,632  2,850   900    --   42,545  44,999   43,117
Mr.Bannister          5,075 4,632  3,800 1,250    --   51,898  59,807   62,428
Mr.Reichardt          5,075 4,632  1,269   913    --   40,246  35,792   35,865
Mr.FitzPatrick           --    --  1,267    --    --   32,227      --       --
Mr.Mandell            5,075 4,632  2,361 1,306     --  21,768   2,801    2,434

     (1) Includes supplemental executive retirement plan insurance and term life insurance premium, the premium for which is computed according to Internal Revenue Service tables.
     (2) Individual allocation of 1997 ESOP contribution has not been calculated as of this date.

                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                           Potential realizable
                                                              value at assumed
                                                           annual rates of stock
                                                             price appreciation
                                      Individual Grants        for option term

               Number of  Percent of total
               securities  options/ SARs
               underlying  granted to    Exercise or
              options/SARs employees in  base price  Expiration
  Name        granted (#)   fiscal year  ($/Share)     date      5% ($)  10% ($)
  (a)             (b)         (c)          (d)         (e)        (f)     (g)

Mr. Lombardi       0           n/a         n/a         n/a        n/a      n/a
Mr. Bannister      0           n/a         n/a         n/a        n/a      n/a
Mr. Reichardt      0           n/a         n/a         n/a        n/a      n/a
Mr. FitzPatrick  50,000       }69%        19.00       2/3/04    386,745  901,281
                 50,000                   20.00     11/24/04    407,100  848,717
Mr. Mandell        0           n/a         n/a         n/a        n/a      n/a


               AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FY-END OPTION/SAR VALUES

                                Number of securities
                               underlying unexercised   Value of unexercised
                               options/SARs at fiscal in-the-money options/ SARs
                                    year-end (#)        at fiscal year-end ($)
              Shares
           acquired on   Value        Exercisable/             Exercisable/
   Name     exercise(#) realized     Unexercisable            Unexercisable
   (a)          (b)      ($) (c)         (d)                      (e)


Mr. Lombardi     --       --       34,000   96,000          126,600   302,400
Mr. Bannister    --       --       46,000  119,000          182,600   398,900
Mr. Reichardt    --       --       25,000   75,000           88,500   226,500
Mr. FitzPatrick  --       --            0  100,000                0    50,000
Mr. Mandell      --       --       11,000   31,500           40,500    98,250

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

                       CHANGE-IN-CONTROL AGREEMENTS

         The Company has entered into change-in-control agreements with Messrs. Lombardi, Reichardt, and FitzPatrick (the "Severance Agreements"). Each Severance Agreement provides that certain benefits, including a lump-sum payment, will be triggered if the executive is terminated following a change in control of the Company, unless termination occurs under those circumstances set forth in the Severance Agreements. A change in control would occur if the Company were to be substantially acquired by a new owner or if a majority of the Board of Directors were replaced. The Severance Agreements currently expire on December 31, 1998 but are subject to annual automatic renewal unless terminated by the Board of Directors. The amount of such lump sum payment would be 2.99 times the sum of the executive's annual salary and the average incentive compensation for the three prior years. Other benefits include payment of incentive compensation not yet paid for the prior year and a pro rata portion of incentive compensation awards for the current year. Each Severance Agreement also provides a reduction if the payments exceeds the amount the Company is entitled to deduct on its federal income tax return. The Severance Agreements also provide that the Company will reimburse the individual for legal fees and expenses incurred by the executive as a result of termination.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the members of the Compensation Committee are current or former employees of or have a business or other relationship with the Company, except for Mr. Winokur. (See Item 13. "Certain Relationships and Related Information" for a discussion of a series of transactions involving Mr. Winokur and the Company.) No executive officer of the Company serves on the board of directors or compensation committee of any entity (other than subsidiaries of the Company) whose directors or executive officers served on the Board of Directors or Compensation Committee of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 1998, the Company had [10,078,200] shares of Common Stock outstanding, which constituted all the outstanding voting securities of the Company. If all shares issuable upon exercise of outstanding warrants, shares issuable upon exercise of all vested and unvested options, and shares issuable as a result of expiration of deferrals under a former Restricted Stock Plan were to be issued, the outstanding voting securities following such events (the "fully diluted shares") would consist of [11,612,202] shares of Common Stock. The following tables show beneficial ownership of outstanding voting shares as a percentage of currently outstanding stock and beneficial ownership of issued and issuable shares as a percentage of common stock on a fully diluted basis assuming all such exercises and issuances.

               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table presents information as of March 10, 1998, concerning the only beneficial owners of five percent or more of the outstanding shares of the Company's common stock.

Name and address of                          Amount & nature of      Percent of
beneficial owner                                ownership              shares

DynCorp Employee Stock Ownership Plan Trust    7,282,581               72.3%
c/o DynCorp                                    Direct (1)
2000 Edmund Halley Dr.
Reston, VA  20191-3436

Capricorn Investors, L.P. (2)                  1,231,952               12.2%
30 East Elm Street                             Direct
Greenwich, CT  06830

   (1) The Trust holds these shares for the accounts of approximately 30,400 participants. The Trustees vote the shares in accordance with instructions received from participants.
   (2) H. S. Winokur, Jr., a director of the Company, is the President of Winokur Holdings, Inc., which is the managing partner of Capricorn Holdings, G.P., which in turn is the general partner of Capricorn.

                      SECURITY OWNERSHIP OF MANAGEMENT

         The following table presents information as of March 10, 1998, concerning the beneficial ownership of the Company's common stock by directors and named executive officers and all directors and officers as a group.
Shares include those held on behalf of the individuals in the ESOP and SARP.

                            Amount & nature of ownership

 Name and title of    Outstanding Obtainable within                  Percent of
 beneficial owner       shares       60 days (1)      Total          shares (2)

 D. R. Bannister         258,605      131,711        90,316  Direct       }3.8%
 Chairman of the Board     9,098                      9,098  Indirect

 T. E. Blanchard          91,281      31,200        122,481  Direct       }1.3%
 Director                                            13,702  Indirect

 R.E. Dougherty           4,000            0          4,000  Direct        } *
 Director

 P. C. FitzPatrick          184       10,000         10,184  Direct        } *
 Senior Vice President    3,098                       3,098  Indirect
 & Chief Financial Officer

 P. G. Kaminski               0            0             0                   *
 Director

 P. V. Lombardi          17,133       52,000         69,133  Direct         }*
 President, Chief         2,218                       2,218  Indirect
 Executive Officer &
 Director

 M. S. Mandell            3,772       17,000         20,772  Direct         }*
 Vice President,          2,193                       2,193  Indirect
 Business Development

 D. C. Mecum II               0            0              0                  *
 Director

 D. L. Reichardt         37,137       40,000         77,137  Direct         }*
 Senior Vice President    6,759                       6,759  Indirect
 & Director

 H. S. Winokur, Jr.   1,231,952            0      1,231,952  Indirect     10.9%
 Director (3)

 All directors and      482,747      325,511        808,257  Direct      }17.3%
 officers as a        1,298,573                   1,298,894  Indirect
 group

     (1) Column reflect shares issuable upon exercise of vested option and expiration of deferral periods under former Restricted Stock Plan.
     (2) Percentages include aggregate direct and indirect shares. An asterisk indicates that beneficial ownership is less than one percent of the class.
     (3) Includes securities owned by Capricorn. See preceding table for relationship of Mr. Winokur to Capricorn.

Item 13.  Certain Relationships and Related Information

         Mr. Winokur is the President of Winokur Holdings, Inc., which is the managing partner of Capricorn Holdings, G.P., which in turn is the general partner of Capricorn. On January 23, 1997, the Company entered into an agreement with Capricorn. Under the agreement Capricorn waived its rights to nominate directors of the Company under the Stockholders Agreement and certain class voting rights of the Company's then-outstanding Class C Preferred stock. As consideration, the Company paid Capricorn $1,175,000, and the Company authorized Capricorn to distribute a substantial portion of the shares of common stock and warrants and all of the formerly outstanding shares of Class C Preferred stock, to its several individual investors (the "Investors"). Following the distribution, the Company and the ESOP entered into a series of transactions with the individual Investors, and, during February through April 1997, the Company and the ESOP purchased the distributed securities, which were the equivalent of 2,884,178 shares of common stock in the aggregate, at a price of $19.55 per share. Except for the entities under the control of Mr. Winokur, none of the Investors were affiliates of the Company.

         On February 5, 1997, the Company also entered into a consulting agreement with Capricorn Management, G.P., an entity controlled by Mr. Winokur. Under that agreement, the Company paid an aggregate amount of $1,050,000 for consulting services during the period from 1995 through 1997 and for a covenant against competition; the payment was assigned to Capricorn. Capricorn also received a right of first offer under certain circumstances in the event the Company seeks additional growth capital.

         General Dougherty is an attorney with the law firm of McGuire Woods, Battle & Boothe, which firm is retained by the Company from time to time to provide various legal services.

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

 Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1997, 1996 and 1995.

 All other financial schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

3.  Exhibits

Exhibit Description
3.1     Certificate of Incorporation, as currently in effect, consisting of
             Amended and Restated Certification of Incorporation (incorporated by reference to Registrant's Form 10-K/A for 1995, File No. 1-3879)
3.2     Registrant's By-laws as amended to date (incorporated by reference to
             Registrant's Form 10-K/A for 1995, File No. 1-3879)
4.1     Indenture and supplement, dated April 18, 1997 between Dyn Funding
             Corporation (a wholly owned subsidiary of the Registrant) and Bankers Trust Company relating to Contract Receivable Collateralized Notes (incorporated by reference to Registrant's Form S-2, File No. 33-59279)
4.2     Registration Rights Agreement, dated as of March 17, 1997, among the
             Registrant, and BT Securities Corporation and Citicorp Securities, Inc (incorporated by reference to Registrant's Form S-4 for
             1997, File No. 333-25355)
4.3     Indenture, dated March 17, 1997, between the Registrant and United
             States Trust Company of New York relating to the 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Registrant's Form S-4 for 1997, File No. 333-25355)
4.4     Specimen Common Stock Certificate (incorporated by reference to
             Registrant's Form 10-K for 1988, File No. 1-3879)
4.5     Statement Respecting Warrants and Lapse of Certain Restrictions
             (incorporated by reference to Registrant's Form 10-K for 1988,
             File No. 1-3879)
4.6     Amendment (effective March 26, 1991) to Statement Respecting
             Warrants and Lapse of Certain Restrictions (incorporated by reference to Registrant's Form 10-K for 1990, File No. 1-3879)
4.7     Article Fourth of the Amended and Restated Certificate of Incorporation
             (incorporated by reference to Registrant's Form 10-K for 1992,
             File No. 1-3879)
4.8     Second Amended and Restated Credit Agreement by and among Citicorp
             North America, Inc., certain Lenders, and the Registrant dated
             May 15, 1997 (incorporated by reference to Registrant's Form
             S-4 for 1997, File No. 333-25355)
4.9     Stockholders Agreement (incorporated by reference to Registrant's
             Form S-1 for 1995, File No. 33-59279)
10.1    Deferred Compensation Plan (incorporated by reference to Registrant's
             Form 10-K for 1987, File No. 1-3879)
10.2    Management Incentive Plan (filed herewith)
10.3    DynCorp Executive Incentive Plan (filed herewith)
10.4    Management Severance Agreements (incorporated by reference to Exhibits
             (c)(4) through (c)(12) to Schedule 14D-9 filed by Registrant January 25, 1988)
10.5    Employment Agreement of Paul V. Lombardi, Vice President, Government
             Services Group and currently President & Chief Executive Officer (incorporated by reference to Registrant's Form 10-K for 1993,
             File No. 1-3879)
10.6    Employment Agreement of Patrick C. FitzPatrick,  Senior Vice
             President and Chief Financial Officer (incorporated by reference to Registrant's Form 10-K for 1996, File No. 1-3879)
10.7    Restricted Stock Plan (incorporated by reference to Registrant's
             Form 10-K/A for 1995, File No. 1-3879)
10.8    1995 Stock Option Plan, as amended (filed herewith)
21      Subsidiaries of the Registrant (filed herewith)
23      Consent of Independent Public Accountants (filed herewith)

(b)  Reports on Form 8-K

    None filed during the fourth quarter
        ended December 31, 1997

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DYNCORP

March 31, 1998                          By:   P. V. Lombardi
                                              P. V. Lombardi
                                              President and Chief
                                              Executive Officer


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



P. V. Lombardi    President and Director                 March 31, 1998
P. V. Lombardi    (Chief Executive Officer)

P. C. FitzPatrick Senior Vice President -                March 31, 1998
P. C. FitzPatrick Chief Financial Officer

D. L. Reichardt   Senior Vice President -                March 31, 1998
D. L. Reichardt   General Counsel and Director

J. J. Fitzgerald  Vice President and Controller          March 31, 1998
J. J. Fitzgerald  (Chief Accounting Officer)

D. R. Bannister   Director                               March 31, 1998
D. R. Bannister

T. E. Blanchard   Director                               March 31, 1998
T. E. Blanchard

H. S. Winokur, Jr.Director                               March 31, 1998
H. S. Winokur, Jr.

D. C. Mecum II    Director                               March 31, 1998
D. C. Mecum II

R. E. Dougherty   Director                               March 31, 1998
R. E. Dougherty

P. G. Kaminski    Director                               March 31, 1998
P. G. Kaminski

DynCorp (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Balance Sheets
(Dollars in thousands)
                                                                  December 31,
                                                                1997       1996
Assets

Current Assets:
Cash and cash equivalents                                   $ 18,591   $ 22,761
Accounts receivable and contracts in process,
  net of allowance for doubtful accounts (Note 3)             40,694     23,802
Inventories of purchased products and supplies                   548        911
Other current assets                                          10,005      8,263
                                                             -------    -------
    Total current assets                                      69,838     55,737

Investment in and advances to subsidiaries and affiliates     80,869     35,124

Property and Equipment, net of accumulated depreciation
   and amortization                                            7,780      6,217

Intangible Assets, net of accumulated amortization            30,775     31,831

Other Assets                                                   8,982      3,775
                                                             -------    -------
       Total Assets                                         $198,244   $132,684
                                                            ========   ========

The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

See accompanying "Notes to Condensed Financial Statements".

DynCorp (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Balance Sheets
(Dollars in thousands)
                                                                 December 31,
                                                               1997        1996
                                                             ------       -----
Liabilities and Stockholders' Equity
Current Liabilities:
    Notes payable and current portion of long-term
      debt (Note 2)                                         $      -   $    267
    Accounts payable                                          17,078     15,203
    Advances on contracts in process                             661        508
    Accrued liabilities                                       71,304     72,758
                                                            --------   --------
        Total current liabilities                             89,043     88,736

Long-Term Debt (Note 2)                                       99,510        455

Other Liabilities and Deferred Credits                        12,465      6,654

Contingencies and Litigation                                       -          -

Temporary Equity:
    Redeemable Common Stock, at Redemption Value -
        ESOP                                                 151,823    136,343
        Other                                                  3,017      2,979

Permanent Stockholders' Equity:
    Preferred Stock, Class C                                       -      3,000
    Common Stock                                                 478        332
    Common Stock Warrants                                      1,259     11,139
    Paid-in Surplus                                          125,412    148,234
    Adjustment for redemption value greater than par value  (154,138)  (138,694)
    Deficit                                                  (93,837)  (101,259)
    Common Stock Held in Treasury                            (28,703)   (25,235)
    Unearned ESOP Shares                                      (8,085)         -
                                                            --------   --------
        Total Liabilities and Stockholders' Equity          $198,244   $132,684
                                                            ========   ========


The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

See accompanying "Notes to Condensed Financial Statements."

DynCorp (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Statements of Operations
(Dollars in thousands)

                                                                           For the Years Ended December 31,
                                                                          1997            1996             1995
Revenues                                                               $594,379        $588,978        $584,021
                                                                       --------        --------        --------
Costs and Expenses:
    Cost of services                                                    570,324         565,582         570,808
    Corporate selling and administrative                                  9,808          11,323          12,552
    Interest expense                                                      6,382           1,089           5,375
    Interest income                                                      (2,375)         (1,162)         (2,759)
    Other expense (Note 3)                                               27,773          18,373          22,583
                                                                       --------        --------        --------
                                                                        611,912         595,205         608,559

Loss from continuing operations before
  income taxes, equity in net income of
  subsidiaries and extraordinary item                                   (17,533)         (6,227)        (24,538)
    Benefit for income taxes                                             (7,709)         (3,994)        (25,340)
                                                                       --------        --------        --------
(Loss) earnings from continuing operations before
  equity in net income of subsidiaries and
  extraordinary item                                                     (9,824)         (2,233)            802
    Equity in net income of subsidiaries                                 17,246          14,182           4,472
                                                                       --------        --------        --------
Earnings from continuing operations before
  extraordinary item                                                      7,422          11,949           5,274
  Earnings (loss) from discontinued operations, net of
    income taxes                                                              -           2,680             (20)
                                                                       --------        --------        --------
Earnings before extraordinary item                                        7,422          14,629           5,254
    Extraordinary loss from early extinguishment
      of debt                                                                 -               -          (2,886)
                                                                       --------        --------        --------
Net earnings                                                             $7,422         $14,629        $  2,368
                                                                       ========        ========        ========
    Preferred Class C dividends not declared or recorded                      -          (2,284)         (1,915)
                                                                       --------        --------        --------
Common stockholders' share of earnings                                   $7,422         $12,345        $    453
                                                                       ========        ========        ========


The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

See accompanying "Notes to Condensed Financial Statements."



DynCorp (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Statements of Cash Flows
(Dollars in thousands)
                                                                                      For the Years Ended December 31,
                                                                                   1997            1996            1995
Cash Flows from Operating Activities:
    Net earnings                                                               $  7,422         $14,629        $  2,368
    Adjustments to reconcile net earnings from operations
     to net cash (used) provided by operating activities:
       Depreciation and amortization                                              3,530           3,600           5,437
       Loss, before tax, on purchase of Junior Subordinated Debentures                -               -           4,786
       Payment of income taxes on gain on sale of
         discontinued operations                                                      -         (13,990)              -
       (Earnings) loss from discontinued operations                                   -          (2,680)             20
       Deferred income taxes                                                      1,785             787           2,707
       Change in reserves of businesses divested in 1988                          8,157             825           7,700
       Other                                                                       (323)           (327)         (2,021)
       Change in assets and liabilities, net of acquisitions and dispositions:
          (Increase) decrease in accounts receivable and
            contracts in process                                                (16,892)          4,367           4,311
          Decrease (increase) in inventories                                        363             255            (445)
          Increase in other current assets                                       (1,808)         (1,523)         (1,886)
          Decrease in current liabilities except notes
            payable and current portion of long-term debt                        (7,909)         (9,652)         (5,994)
                                                                               --------        --------        --------
    Cash (used) provided by continuing operations                                (5,675)         (3,709)         16,983
    Cash used by discontinued operations                                              -               -          (1,416)
                                                                               --------        --------        --------
        Cash (used) provided by operating activities                             (5,675)         (3,709)         15,567
                                                                               --------        --------        --------
Cash Flows from Investing Activities:
    Sale of property and equipment                                                  249             859              27
    Purchase of property and equipment, net of capitalized leases                (3,464)         (1,452)         (1,926)
    Proceeds received from notes receivable                                           -               -           8,943
    Assets and liabilities of acquired businesses                                     -          (1,707)              -
    Proceeds from sale of discontinued operations                                     -           3,050         135,700
    Investing activities of discontinued operations                                   -               -         (41,669)
    Increase in investments in affiliates                                          (867)              -               -
    Decrease (increase) in cash on deposit for letters of credit                      -           6,244          (3,307)
    Other                                                                          (276)           (232)           (229)
                                                                               --------        --------        --------
         Cash (used) provided from investing activities                          (4,358)          6,762          97,539
                                                                               --------        --------        --------
Cash Flows from Financing Activities:
    Treasury stock purchased                                                       (923)         (9,712)        (12,267)
    Payment on indebtedness                                                        (722)           (842)         (6,659)
    Proceeds from issuance of Senior Notes                                       99,484               -               -
    Common stock and warrants purchased from investors                          (37,819)              -               -
    Redemption of Junior Subordinated Debentures                                      -               -        (105,971)
    Stock released to Employee Stock Ownership Plan                               5,189             503          17,497
    Loans to Employee Stock Ownership Plan                                      (13,274)              -               -
    Deferred financing expenses                                                  (4,120)         (1,310)           (864)
    Other financing transactions                                                   (209)            (20)              -
    Change in intercompany balances, net                                        (41,743)            737          19,152
                                                                               --------        --------        --------
         Cash provided (used) from financing activities                           5,863         (10,644)        (89,112)
                                                                               --------        --------        --------
    Net (Decrease) Increase in Cash and Short-term Investments                   (4,170)         (7,591)         23,994
    Cash and Short-term Investments at Beginning of the Year                     22,761          30,352           6,358
                                                                               --------        --------        --------
    Cash and Short-term Investments at End of the Year                          $18,591         $22,761         $30,352
                                                                               ========        ========        ========

The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements. See accompanying "Notes to Condensed
Financial Statements."


DynCorp (Parent Company)
Schedule I - Notes to Condensed Financial Statements December 31, 1997 (Dollars in thousands except where otherwise noted)


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

2.  Long-term Debt

    At December 31, 1997 and 1996, long-term debt consisted of:

                                                    1997     1996
                                                   -----    -----
9 1/2% Senior Notes, due 2007                    $99,510  $     -
Notes payable, due in installments through 2002,
  11.43% weighted average interest rate                -      722
                                                 -------  -------
Less current portion                                   -      267
                                                 -------  -------
                                                 $99,510  $   455
                                                 =======  =======

3.  Accounts Receivable

    The Company's wholly-owned subsidiary, Dyn Funding Corporation ("DFC"), was established in January, 1992 to facilitate the issuance of $100.0 million of 8.54% Contract Receivable Collateralized Notes and to purchase eligible accounts receivable from the Company and its subsidiaries. In April 1997, DFC completed a private placement of $50.0 million of 7.486% Fixed Rate Contract Receivable Collateralized Notes (the "Notes"). Utilizing the proceeds from the issuance of the Notes and a portion of the proceeds from the 9 1/2% Senior Notes, the Company retired the maturing 8.54% Contract Receivable Collateralized Notes. On an ongoing basis, the cash received by DFC from collection of the receivables is used to make interest payments on the Notes, pay a servicing fee to the Company and purchase additional receivables from the Company (see Note 5 to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

    The Company receives 97% of the face value of the accounts receivable sold to DFC. The 3% discount from the face value of the accounts receivable is recorded as an expense by the Company at the time of sale. In 1997 and 1996, the Company recorded as expense $16.7 million and $17.2 million which is reflected in "Other expense" in the accompanying "Statements of Operations" (in the "Consolidated Statements of Operations" of DynCorp and Subsidiaries this expense is offset by the gain recognized by DFC).


DynCorp and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 1997, 1996 and 1995
(Dollars in thousands)

                                           Balance at  Charged to     Write-off of              Balance
                                            Beginning   Costs and    Uncollectible            at End of
              Description                   of Period    Expenses       Accounts     Other       Period
Year Ended December 31, 1997
  Allowance for doubtful accounts             $   229      $  629       $(382)   $       -      $   476

Year Ended December 31, 1996
  Allowance for doubtful accounts             $     9      $  120       $   -    $     100 (1)  $   229

Year Ended December 31, 1995
  Allowance for doubtful accounts             $     9      $    -       $   -    $       -      $     9



(1) Balance recorded at acquisition of Data Management Design, Inc.
