Form 10-Q
period 1998-04-02
DYNCORP
filed 1998-05-18
CIK 30770

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 April 2, 1998


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


(703)264-0330
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,169,304 shares of common stock having a par value of $0.10 per share were outstanding at May 13, 1998.




                                 DYNCORP
                                  INDEX








PART I.  FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets -
         April 2, 1998 and December 31, 1997

     Consolidated Condensed Statements of Operations -
         Three Months Ended April 2, 1998 and March 27, 1997

     Consolidated Condensed Statements of Cash Flows -
         Three Months Ended April 2, 1998 and March 27, 1997

    Consolidated Statement of Permanent Stockholders' Equity

     Notes to Consolidated Condensed Financial Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

                          PART I. FINANCIAL INFORMATION

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       APRIL 2, 1998 AND DECEMBER 31, 1997
                             (Dollars in thousands)




                                                        April 2,
                                                          1998     December 31,
                                                       Unaudited        1997
Assets
Current Assets:
 Cash and cash equivalents                             $  17,706      $ 24,602
 Accounts receivable and contracts in process (Note 2)   224,165       202,758
 Inventories of purchased products and supplies,
     at lower of cost (first-in, first-out) or market        822         1,090
 Other current assets                                     12,607        11,133
     Total current assets                                255,300       239,583

Property and Equipment (net of accumulated depreciation
 and amortization of $24,157 in 1998 and $22,412 in 1997) 19,496        19,620

Goodwill and Contracts Acquired (net of accumulated amortization
 of $45,898 in 1998 and $43,577 in 1997) (Note 7)         53,894        46,750

Other Assets (Notes 2 and 9)                              77,948        76,631

Total Assets                                            $406,638      $382,584




See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       APRIL 2, 1998 AND DECEMBER 31, 1997
                (Dollars in thousands, except per share amounts)

                                                        April 2,
                                                         1998      December 31,
                                                       Unaudited        1997
Liabilities and Stockholders' Equity
Current Liabilities:
 Notes payable and current portion of long-term debt  $      339      $    450
 Accounts payable                                         39,300        46,109
 Deferred revenue and customer advances                    2,941         2,947
 Accrued liabilities                                     112,722       105,833
     Total current liabilities                           155,302       155,339

Long-Term Debt  (Note 2)                                 172,198       152,239

Other Liabilities and Deferred Credits  (Note 9)          77,670        77,780

Contingencies and Litigation  (Note 9)                       -             -

Temporary Equity (Note 3):
 Redeemable Common Stock -
   ESOP Shares, 6,967,930 and 6,887,119
     shares issued and outstanding in 1998 and 1997,
     respectively, subject to restrictions               159,527       151,823
   Other, 125,714 shares issued and outstanding in
     1998 and 1997, respectively                           3,111         3,017

Permanent Stockholders' Equity (Note 4):
 Common Stock, par value ten cents per share, authorized
   20,000,000 shares; issued 4,738,412 shares in 1998
   and 4,784,770 shares in 1997                              474           478
 Common Stock Warrants                                     1,252         1,259
 Paid-in Surplus                                         125,300       125,412
 Reclassification to temporary equity for redemption value
   greater than par value                               (161,929)     (154,138)
 Deficit                                                 (91,174)      (93,837)
 Common Stock Held in Treasury,  at cost;  1,675,676 shares and 170,716 warrants in 1998 and 1,677,511 shares and
   170,716 warrants in 1997                              (28,667)      (28,703)
 Unearned ESOP Shares                                     (6,426)       (8,085)

Total Liabilities and Stockholders' Equity              $406,638      $382,584

See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                    UNAUDITED

                                                     Three Months Ended
                                                 April 2,           March 27,
                                                   1998               1997
Revenues:
 Information and Engineering Technology          $  74,158         $  62,565
 Aerospace Technology                              116,497           104,594
 Enterprise Management                             107,218           103,978
     Total revenues                                297,873           271,137

Costs and expenses:
 Cost of services                                  283,936           259,794
 Corporate selling and administrative                5,267             4,439
     Interest income                                  (349)             (361)
 Interest expense                                    3,794             2,983
 Other                                                 366               277
     Total costs and expenses                      293,014           267,132

Earnings before income taxes and minority interest   4,859             4,005
   Provision for income taxes (Note 5)               1,776             1,286

Earnings before minority interest                    3,083             2,719
   Minority interest                                   420               408

Net earnings                                    $    2,663         $   2,311

Weighted average number of  shares
outstanding  for basic earnings per share (Note 6)  10,000             8,628

Weighted average number of  shares
outstanding for diluted earnings per share (Note 6) 10,463            11,078

Basic earnings per share                       $      0.27          $   0.27

Diluted earnings per share                     $      0.25          $   0.21


See accompanying notes to consolidated condensed financial statements.


                              DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                    UNAUDITED

                                                                    Three Months Ended

                                                                    April 2,          March 27,
                                                                      1998                1997

Cash Flows from Operating Activities:
Net earnings                                                     $    2,663           $   2,311
Adjustments to reconcile net earnings from operations
  to net cash used:
Depreciation and amortization                                         2,088               2,650
Other                                                                   536                 163
Changes in current assets and liabilities, net of acquisitions:
  Increase in current assets except
    cash, cash equivalents and notes receivable                     (19,280)             (4,912)
  Decrease in current liabilities except notes payable
    and current portion of long-term debt                            (1,320)             (8,195)
     Cash used by operating activities                              (15,313)             (7,983)

Cash Flows from Investing Activities:
Sale of property and equipment                                            4                  23
Purchase of property and equipment                                     (832)             (1,360)
Assets and liabilities of acquired businesses                       (10,000)                  -
Increase in investment in unconsolidated affiliates                    (478)               (154)
Other                                                                (1,645)               (116)
Cash used by investing activities                                   (12,951)             (1,607)

Cash Flows from Financing Activities:
Treasury stock issued (purchased)                                        54                (268)
Payment on indebtedness                                                (161)               (595)
Proceeds from Contract Receivable Collateralized Notes 1997-1        20,000                   -
Proceeds from issuance of Senior Notes                                    -              99,484
Stock released to Employee Stock Ownership Plan                       1,659               1,297
Loan to Employee Stock Ownership Plan (Note 4)                            -             (10,379)
Deferred financing expenses                                                              (3,502)
Common stock and warrants purchased from investors                        -             (37,819)
Other                                                                  (184)               (367
  Cash provided from financing activities                            21,368              47,851


Net (Decrease) Increase in Cash and Cash Equivalents                 (6,896)             38,261
Cash and Cash Equivalents at Beginning of the Period                 24,602              25,877
Cash and Cash Equivalents at End of the Period                    $  17,706        $     64,138


Supplemental Cash Flow Information:
  Cash paid for income taxes                                      $     730        $       804
   Cash paid for interest                                         $   7,438        $     4,169


See accompanying notes to consolidated condensed financial statements.


  DYNCORP AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS' EQUITY
  (Dollars in thousands)




                                UNAUDITED



                                                                           Adjustment for
                                                         Common             Redemption Value                         Unearned
                                              Common      Stock     Paid-in   Greater than              Treasury       ESOP
                                               Stock   Warrants     Surplus      Par Value  Deficit     Stock          Shares


Balance, December 31, 1997                  $  478     $1,259    $125,412    $(154,138)    $(93,837) $ (28,703)$    (8,085)

     Stock issued under
        Restricted Stock Plan                      2                    170
     Treasury stock issued                                                                                    86
     Treasury stock purchased                                                     (288)                      (50)
     Stock warrants and options exercised          1         (7)          6
     Payment received on Employee Stock
        Ownership Plan note                                                                                           1,659
     Common stock and warrants
          purchased (Note 4)
     Net earnings                                                                                   2,663
     Reclassification to Redeemable
       Common Stock                               (7)                                (7,791)


  Balance, April 2, 1998                    $    474     $1,252    $125,300    $(161,929)    $(91,174)  $(28,667)   $(6,426)



  See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  April 2, 1998

                                    UNAUDITED

1. The unaudited consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Prior year financial statements have been reclassified to conform to 1998 presentation. Prior year earnings per share have been restated in accordance with SFAS No.128 "Earnings Per Share," which was adopted by the Company on December 31, 1997. (See Note 6)

2. At April 2, 1998, $75.7 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes, Series 1997-1. Additionally, $1.5 million of cash is restricted as collateral for the Notes and has been included in Other Assets on the balance sheet at April 2, 1998 and December 31, 1997.

      At April 2, 1998, the Company's wholly-owned subsidiary Dyn Funding Corporation ("DFC") had drawn $20.0 million under the Floating Rate Contract Receivable Collateralized Rates Notes, Series 1997-1, Class B (the "Class B Notes"). This amount was utilized to fund a temporary increase in the Company's working capital. Subsequent to April 2, 1998, DFC reduced the balance outstanding under the Class B Notes by $15.0 million.

      Accounts receivable are net of an allowance for doubtful accounts of $316,000 as of April 2, 1998 and $476,000 as of December 31, 1997.

3. Common stock which is redeemable has been reflected as Temporary Equity at each balance sheet date and consists of the following:
                                 Balance at                          Balance at
                     Redeemable    April 2,           Redeemable    December 31,
              Shares    Value        1998      Shares    Value          1997

ESOP Shares 3,520,037  $24.75    $ 87,120,916 3,520,037  $24.00    $ 84,480,888
            3,447,893  $21.00      72,405,753 3,367,082  $20.00      67,341,640
            6,967,930            $159,526,669 6,887,119            $151,822,528

Other Shares  125,714  $24.75    $  3,111,422   125,714  $24.00    $  3,017,136


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

4. The Company made loans to the Employee Stock Ownership Trust during 1997 to purchase shares and warrants as well as to pay off expiring loans. At April 2, 1998, the unpaid balance on these loans, $6.426 million representing 308,060 shares, is reflected as a reduction in stockholders' equity.

5. The provision for income taxes in 1998 and 1997 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

6. The Company has adopted SFAS No. 128 "Earnings Per Share," which became effective for financial statements for periods ended after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and requires restatement of prior periods. Specifically, the statement replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS and requires a dual presentation on the face of the income statement and a reconciliation of basic EPS to diluted EPS.

      Basic EPS is computed by dividing earnings by the weighted average number of common shares outstanding and contingently issuable shares. The weighted average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated ESOP shares. Shares earned and vested but unissued under the Restricted Stock Plan are considered contingently issuable and have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted average number of stock warrants and options outstanding, assuming the treasury stock method.

      The reconciliation of basic EPS to diluted EPS is as follows:


                                                      3 Months Ended
                                               April 2, 1998   March 27, 1997
                                               Earnings  Per   Earnings   Per
                                                         Share            Share
      Basic Earnings Per Share
      Income for basic earnings per share        $2,663  $0.27    $2,311  $0.27
      Weighted average shares outstanding     9,999,612        8,628,228

      Diluted Earnings Per Share
      Income for diluted earnings per share      $2,663  $0.25   $ 2,311  $0.21
      Weighted average shares outstanding     9,999,612        8,628,228
          Effect of dilutive securities:
             Warrants                           341,867        2,321,176
             Stock Options                      121,912          128,749
      Shares for diluted earnings per share  10,463,391       11,078,153



7. On February 2, 1998, the Company acquired a majority of the net assets of FMAS Corporation ("FMAS"), a medical outcome measurement and data abstraction services company headquartered in Rockville, MD, for $10 million in cash. FMAS is a leading provider of proprietary outcome performance measurement systems to all DoD treatment facilities as well as a number of other facilities under contract with the DoD. The acquisition has been accounted for as a purchase and $7.8 million of goodwill, which will be amortized over 20 years, has been recorded based on a preliminary allocation of the purchase price.

8.    New Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" was issued in June 1997, and became effective for fiscal years beginning after December 15, 1997. The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has reviewed the requirements of SFAS No. 130 and at present the Company does not report any transactions which would be deemed to be included in comprehensive income.

      AICPA Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities," was issued in April 1998 and is effective for fiscal years beginning after December 15, 1998. The statement provides guidance on the financial reporting of start-up costs and organization costs, and requires costs of start-up activities to be expensed as incurred. The Company estimates that adoption of this statement will not have a material impact on the Company's financial statements.

9.    Contingencies and Litigation

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

     (a)   Asbestos Claims

     An acquired and inactive subsidiary, Fuller-Austin, which discontinued its business activities in 1986, has been named as one of many defendants in civil lawsuits which have been filed in certain state courts (principally Texas) beginning in 1986 against manufacturers, distributors and installers of products allegedly containing asbestos. Fuller-Austin was a non-manufacturer that installed and occasionally distributed industrial insulation products. Fuller-Austin had discontinued the use of asbestos-containing products prior to being acquired by the Company in 1974. These claims are not part of a class action.

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

     Claim Exposure (number of plaintiffs, claims and per claim amounts not in thousands)

     As of April 17, 1998, 18,326 plaintiffs have filed claims against Fuller-Austin and various other defendants. Of these claims, 2,239 have been dismissed and 4,717 have been resolved without an admission of liability at an average cost of $3,262 per claim, excluding legal defense costs.

     The following is a summary of the number of claims filed against Fuller-Austin:

                                                  Years


                            1994
                          & Prior    1995     1996     1997     1998     Total

     Claims Filed           4,057    4,523    4,122    3,787    1,837    18,326
     Claims Dismissed        (113)     (51)  (1,116)    (931)     (28)   (2,239)
     Claims Resolved       (1,619)    (189)  (1,825)    (460)    (624)   (4,717)
     Claims Under Appeal               (13)                                 (13)
     Claims Outstanding,
     as of April 17, 1998                                                11,357


     In connection with these claims, Fuller-Austin's primary insurance carriers have incurred approximately $27.6 million (including $12.2 million of legal defense costs) to defend and settle the claims and, in addition, jury verdict judgments have been entered against Fuller-Austin in the aggregate amount of $6.5 million, partially reduced by appeal during 1997 by $2.0 million, which have not been paid and which are under appeal by Fuller-Austin.

     Fuller-Austin has experienced a decline in the number of claims taken to trial. During the 18-month period ending April 30, 1998, no cases were tried by plaintiffs although approximately 904 cases were set for trial during this period. Plaintiffs have instead elected to enter into settlements with Fuller-Austin for amounts ranging from $250 to $14,500 for an average during the period of $2,658 per claim. In addition, in connection with these settlements, a significant number of claims filed against Fuller-Austin were dismissed with no payment by Fuller-Austin or its insurers. Fuller-Austin and its carriers will continue to evaluate settlement proposals, but will be prepared to try cases that cannot be settled in a manner consistent with recent settlement trends.

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

     Fuller-Austin's defense counsel has analyzed the 11,357 claims outstanding as of April 17, 1998. Based on this analysis and consultation with its other professional advisors, Fuller-Austin has estimated its cost, including legal defense costs, to be $11.2 million for claims filed and still unsettled and $38.7 million as its minimum estimate of future costs of claims and settlements, including legal defense costs. No upper limit of exposure can presently be reasonably estimated. The Company cautions that these estimates are subject to significant uncertainties, including the future effect of tort reform legislation enacted in Texas and other states, the success of Fuller-Austin's litigation strategy, the size of jury verdicts, success of appeals in process, the number and financial resources of future plaintiffs, and the actions of other defendants. Therefore, actual claim experience may vary significantly from such estimates, especially if certain Texas appeals are decided unfavorably to Fuller-Austin and/or the level of claims filed in other states increases. At April 2, 1998 and December 31, 1997, Fuller-Austin recorded an estimated liability for future indemnity payments and defense costs related to currently unsettled claims and minimum estimated future claims of $49.9 million and $50.2 million, respectively (recorded as long-term liability).

     Insurance Coverage

     Defense has been tendered to and accepted by Fuller-Austin's primary insurance carriers, and by certain of the Company's primary insurance carriers that issued policies under which Fuller-Austin is named as an additional insured; however, only one such primary carrier has partially accepted defense without a reservation of rights. The Company believes that Fuller-Austin has at least $4.4 million in unexhausted primary coverage (net of deductibles and self-insured retentions, but including disputed coverage) under its liability insurance policies to cover the unsettled claims, verdicts and future unasserted claims and defense costs. The primary carriers also have unlimited liability for defense costs (presently running at an average annual rate of approximately $1.3 million) until such time as the primary limits under these policies are exhausted. When the primary limits are exhausted, liability for both indemnity and legal defense will be tendered to the excess coverage carriers, all of which have been notified of the pendency of the asbestos claims. The Company and Fuller-Austin have approximately $390.0 million of additional excess and umbrella insurance that is generally responsive to asbestos claims after taking into consideration certain pending carrier settlements that are discussed below. This amount excludes approximately $92.0 million of coverage issued by insolvent carriers. After the $4.4 million of unexhausted primary coverage, the Company has first tier excess coverage of $39.0 million excluding a $40.0 million first tier excess segment of insolvent coverage for policy years 1979 through 1984 (the "Insolvent Segment"). All of the Company's and Fuller-Austin's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy terms and conditions.

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

     Although there can be no assurances as to the outcome of this litigation, management believes that it is probable that Fuller-Austin will prevail in obtaining judicial rulings confirming the availability of a substantial portion of the coverage. Based on a review of the independent ratings of these carriers, the Company and Fuller-Austin believe that a substantial portion of this coverage will continue to be available to meet the claims. Fuller-Austin recorded in Other Assets $49.9 million and $50.2 million at April 2, 1998 and December 31, 1997 respectively, representing the amount that it expects to recover from its insurance carriers for the payment of currently unsettled and estimated future claims.

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

     While the Company believes that Fuller-Austin has recorded sufficient liability to satisfy Fuller-Austin's reasonably anticipated costs of present and future asbestos claimants' suits, it is not possible to predict the amount or timing of future suits or the future solvency of Fuller-Austin's insurers. In the event that currently unresolved and future claims exceed the recorded liability of $49.9 million, the Company and Fuller-Austin believe that the judicially determined and /or negotiated amounts of excess and umbrella insurance coverage that will be available to cover additional claims will be significant; however, it is impossible to predict whether or not such amounts will be adequate to cover all additional claims without further contribution by Fuller-Austin.

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

     (b)   General Litigation

     The Company has retained certain liability in connection with its 1989 divestiture of its major electrical contracting business, Dynalectric Company ("Dynalectric"). The Company and Dynalectric were sued in 1988 in Bergen County Superior Court, New Jersey, by a former Dynalectric joint venture partner/subcontractor (subcontractor). The subcontractor has alleged that its subcontract to furnish certain software and services in connection with a major municipal traffic signalization project was improperly terminated by Dynalectric and that Dynalectric fraudulently diverted funds due, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter the joint venture, and conspired with other defendants to commit acts in violation of the New Jersey Racketeering Influenced and Corrupt Organization Act. The aggregate dollar amount of these claims has not been formally recited in the subcontractor's complaint. Dynalectric has also filed certain counterclaims against the former subcontractor. The Company and Dynalectric believe that they have valid defenses, and/or that any liability would be offset by recoveries under the counterclaims. The Company and Dynalectric were found by a Special Master to have committed certain discovery abuses, but no monetary amount of sanctions has yet been assessed. The Company and Dynalectric expect to file an appeal with respect to this finding. In late 1997, the state court granted Dynalectric's Motion to Compel Arbitration that originally had been filed in 1988. Arbitration will take place in Washington, D.C. later in 1998. The Company believes that it has established adequate ($1.3 million at April 2, 1998) reserves for the contemplated defense costs and for the cost of obtaining enforcement of arbitration provisions contained in the contract.

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

     As to environmental issues, neither the Company, nor any of its subsidiaries, is named a Potentially Responsible Party (as defined in the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) at any site. The Company, however, did undertake, as part of the 1988 divestiture of a petrochemical engineering subsidiary, an obligation to install and operate a soil and water remediation system at a subsidiary research facility site in New Jersey and also is required to pay the costs of continued operation of the remediation system. In addition, the Company, pursuant to the 1995 sale of its Commercial Aviation Business, is responsible for the costs of clean-up of environmental conditions at certain designated sites. Such costs may include the removal and subsequent replacement of contaminated soil, concrete, tanks, etc., that existed prior to the sale of the Commercial Aviation Business.

     The Company is a party to other civil and contractual lawsuits which have arisen in the normal course of business for which potential liability, including costs of defense, constitute the remainder of the $101.0 million discussed above. The estimated probable liability for these issues is approximately $10.0 million and is substantially covered by insurance. All of the insured claims are within policy limits and have been tendered to and accepted by the applicable carriers. The Company has recorded an offsetting asset (Other Assets) and liability (long-term liability) of $10.0 million at April 2, 1998 and December 31, 1997 for these items.

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

     The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors if the payments exceed allowable costs. Audits have been completed on the Company's incurred contract costs through 1986 and are continuing for subsequent periods. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based on its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by the Department of Justice and other investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at April 2, 1998 that will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

10. The Company has three reportable segments: Information and Engineering Technology (I&ET), Aerospace Technology (AT) and Enterprise Management
     (EM).

     Revenues, operating profit and identifiable assets by segment are presented below:

                                   April 2,                March 27,
                                    1998                     1997

Revenue
I&ET                              $  74,158               $  62,565
AT                                  116,497                 104,594
                                    107,218                 103,978
                                   $297,873                $217,137

Operating Profit
I&ET                              $   4,412               $   3,788
AT                                    4,040                   3,080
EM                                    5,047                   4,915
                                     13,499                $ 11,783
Corporate selling and
Administrative                        5,267                   4,440
Interest (net expense)                3,445                   2,622
Goodwill amortization                   539                     394
Minority interest included in
  operating profit                     (420)                   (408)
Acquisition costs                       178                     897
Other miscellaneous                    (369)                   (167)
Earnings (loss) from continuing
  operations before income taxes
  and minority interest           $   4,859               $   4,005


                                                  As of

                                     April 2,               December 31,
                                       1998                     1997

Identifiable Assets
I&ET                             $  129,039                   $118,016
AT                                   76,639                     75,239
EM                                   84,708                     70,026
Other (a)                            50,321                     51,575
Corporate                            65,931                     67,728

                                   $406,638                   $382,584


(a) Includes assets related to probable insurance indemnification recoveries pertaining to a former subsidiary (See Note 9).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with the 1997 Form 10-K.

Working capital at April 2, 1998 was $100.0 million compared to $84.2 million at December 31, 1997, an increase of $15.8 million, which was primarily due to an increase in accounts receivable. During the first quarter of 1998, the implementation of a new procedure for payments by the Defense Finance and Accounting Service ("DFAS") caused significant delays in payments on certain of the Company's contracts with the Department of Defense. These delays, along with a phase-in of two significant contracts, were primarily responsible for the borrowing of $20.0 million during the first quarter under the Class B Notes. As the implementation at DFAS has progressed, delays in payment have become less significant, and subsequent to April 2, 1998 the balance outstanding under the Class B Notes was reduced by $15.0 million.

Cash used by operations was $15.3 million in the first quarter of 1998, as compared to $8.0 million in the first quarter of 1997. The increase in cash used is mainly attributable to a greater demand for working capital in 1998, as described above.

Investing activities used funds of $13.0 million in the first quarter of 1998, principally for the acquisition of FMAS and for the purchase of new software for internal use. During the first quarter of 1997, cash used by investing activities was $1.6 million, principally for the purchase of property and equipment.

Financing activities provided funds of $21.4 million in the first quarter of 1998 which consisted primarily of $20.0 million borrowed against the Contract Receivable Collateralized Class B Variable Rate Note to finance working capital needs described above. Subsequent to April 2, 1998, the balance outstanding under the Class B Notes was reduced by $15.0 million. During the first quarter of 1997, financing activities provided funds of $47.9 million, which consisted primarily of proceeds from the sale of the 9.5% Senior Notes less funds utilized to make a loan to the Employee Stock Ownership Plan to fund the purchase of the Class C Preferred Stock, to fund the Company's purchase of common stock and warrants from investors and to pay transaction fees associated with the placement of the Notes.

At April 2, 1998, $75.7 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes Series 1997-1.

At April 2, 1998, backlog (including option years on government contracts) was $3.7 billion compared to $3.6 billion at December 31, 1997, a net increase of $142 million, attributable to contract wins, extensions and add-ons.

Results of Operations

Revenues for the first quarter of 1998 were $297.9 million, up $26.8 million (9.9%) from $271.1 million in the first quarter of 1997. Revenues for Aerospace Technology (AT), Enterprise Management (EM) and Information and Engineering Technology (I&ET) for the first quarter were $116.5 million, $107.2 million and $74.2 million respectively, an increase of $11.9 million, $3.2 million and $11.6 million over the comparable period in 1997. Increased levels of effort on State Department contracts in support of the government's drug eradication program and the Haitian peacekeeping initiative contributed to the increase in both revenues and operating profit for AT. Both EM's revenues and operating profit increased in the first quarter 1998 over the first quarter 1997 primarily due to the February, 1998, acquisition of FMAS Corporation, a medical outcome measurement and data abstraction services company. Increased revenues for I&ET were attributable to higher levels of effort on numerous Indefinite Delivery/Indefinite Quantity ("IDIQ") contracts and increased state and local business.

Cost of Services was 95.3% of revenue for the first quarter of 1998 as compared to 95.8% of revenue for the comparable period in 1997, resulting in gross margins of $13.9 million (4.7%) and $11.3 million (4.2%), respectively. The same contract wins and losses which affected revenues and operating profit similarly affected gross margin. Additionally, the Company charged $0.5 million to Cost of Services in the first quarter of 1997, representing a partial write-off of certain purchased software as the result of net realization concerns.

Interest expense was $3.8 million in the first quarter of 1998, up from $3.0 million in 1997, principally due to additional borrowings in 1998 from the utilization of the Class B Variable Rate Note.

The provision for income taxes in 1998 and 1997 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

  This item is incorporated herein by reference to Note 9 to the Consolidated Condensed Financial Statements included elsewhere in this quarterly Report on Form 10-Q.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         None filed

(b)  Reports on Form 8-K

   None filed


                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DYNCORP




Date:  May 12, 1998               /s/ Patrick C. FitzPatrick

                                        P.C. FitzPatrick
                                      Senior Vice President
                                   and Chief Financial Officer





Date:  May 12, 1998               /s/ John J. Fitzgerald

                                        J.J. Fitzgerald
                                 Vice President and Controller