Form 10-Q
period 1998-07-02
DYNCORP
filed 1998-08-17
CIK 30770

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 2, 1998    Commission file number    1-3879






                                    DynCorp
         (Exact name of registrant as specified in its charter)

                                    Delaware                   36-2408747
                         (State or other jurisdiction of      (IRS Employer
                           incorporation or organization)   Identification No.)


            2000 Edmund Halley Drive, Reston, VA                 20191-3436
                   (Address of principal executive offices)     (Zip Code)

                                  (703)264-0330
                 Registrant's telephone number, including area code)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding as of August 14, 1998

Common Stock, $0.10 Par Value                   10,458,358


                       DYNCORP AND SUBSIDIARIES
                             FORM 10-Q
                FOR THE QUARTER ENDED JULY 2, 1998

                               INDEX



                                                                         Page


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets at
    July 2, 1998 and December 31, 1997                                    3-4

  Consolidated Condensed Statements of Operations for
    Three and Six Months Ended July 2, 1998 and June 26, 1997             5

  Consolidated Condensed Statements of Cash Flows for
    Six Months Ended July 2, 1998 and June 26, 1997                       6

  Consolidated Statement of Permanent Stockholders' Equity                7

  Notes to Consolidated Condensed Financial Statements                    8-16

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    17-19

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                              19

 Item 4.  Submission of Matters to a Vote of Security Holders            19-20

 Item 6.  Exhibits and Reports on Form 8-K                               20

  Signatures                                                             20

                          PART I. FINANCIAL INFORMATION

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JULY 2, 1998 AND DECEMBER 31, 1997
                                 (In thousands)



                                                         July 2,
                                                          1998      December 31,
                                                        Unaudited      1997
                                                        ---------   ------------
Assets
Current Assets:
 Cash and cash equivalents                              $   9,695    $  24,602
 Accounts receivable and contracts in process (Note 2)    223,886      202,758
 Inventories of purchased products and supplies,
   at lower of cost (first-in, first-out) or market           904        1,090
 Other current assets                                      12,221       11,133
                                                        ---------    ---------
     Total current assets                                 246,706      239,583

Property and Equipment (net of accumulated
  depreciation and amortization of $25,651 in
  1998 and $22,412 in 1997)                                19,624       19,620

Goodwill and Contracts Acquired (net of accumulated
  amortization of $46,453 in 1998 and $45,205 in
  1997) (Note 7)                                           46,410       46,750

Other Assets (Notes 2 and 9)                               85,923       76,631
                                                         --------     --------
Total Assets                                             $398,663     $382,584
                                                         ========     ========




See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JULY 2, 1998 AND DECEMBER 31, 1997
                      (In thousands, except share amounts)

                                                         July 2,
                                                          1998      December 31,
                                                        Unaudited      1997
                                                        ---------   ------------
Liabilities and Stockholders' Equity
Current Liabilities:
 Notes payable and current portion of long-term debt     $  2,285     $    450
 Accounts payable                                          41,589       46,109
 Deferred revenue and customer advances                     2,056        2,947
 Accrued liabilities                                      117,449      105,833
                                                         --------     --------
     Total current liabilities                            163,379      155,339

Long-Term Debt  (Notes 2)                                 152,156      152,239

Other Liabilities and Deferred Credits  (Note 9)           77,661       77,780

Contingencies and Litigation  (Note 9)                          -            -

Temporary Equity (Note 3):
 Redeemable Common Stock -
   ESOP Shares, 7,049,100 and 6,887,119
     shares issued and outstanding in 1998 and 1997,
     respectively, subject to restrictions               170,925      151,823
   Other, 125,714 shares issued and outstanding in
     1998 and 1997                                         3,269        3,017

Permanent Stockholders' Equity (Note 4):
 Common Stock, par value ten cents per share, authorized
   20,000,000 shares; issued 5,001,997 shares in 1998
   and 4,784,770 shares in 1997                              500          478
 Common Stock Warrants                                       422        1,259
 Paid-in Surplus                                         126,191      125,412
 Reclassification to temporary equity for redemption
  value greater than par value                          (173,476)    (154,138)
 Deficit                                                 (87,978)    ( 93,837)
 Common Stock Held in Treasury, at cost; 1,714,927
  shares and 170,716 warrants in 1998 and 1,677,511
  shares and 170,716 warrants in 1997                   (29,619)      (28,703)
 Unearned ESOP Shares                                    (4,767)       (8,085)
                                                       ---------     ---------
Total Liabilities and Stockholders' Equity             $398,663      $382,584
                                                       =========     =========




See accompanying notes to consolidated condensed financial statements.

                             DYNCORP AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    UNAUDITED

                                      Three Months Ended     Six Months Ended
                                      ------------------     ----------------
                                       July 2,   June 26,   July 2,   June 26,
                                        1998       1997      1998       1997
                                      -------    --------   -------   --------
Revenues:                             $303,602   $288,695   $601,475   $559,832

Costs and Expenses:
   Costs of services                   287,927    276,374    571,863    536,168
   Corporate selling and
     administrative                      4,793      4,353     10,061      8,792
   Interest income                        (328)      (637)      (677)      (998)
   Interest expense                      3,855      3,907      7,648      6,891
   Other                                 1,502      1,018      1,868      1,294
                                      --------   --------   --------   --------
  Total costs and expenses             297,749    285,015    590,763    552,147

Earnings before income taxes
   and minority interest                 5,853      3,680     10,712      7,685
 Provision for income taxes (Note 5)     2,130      1,442      3,906      2,728
                                      --------   --------   --------   --------
Earnings before minority interest        3,723      2,238       6,806      4,957
 Minority interest                         528        203         947        611
                                      --------   --------    --------   --------
Net earnings                          $  3,195   $  2,035    $  5,859   $  4,346
                                      ========   ========    ========   ========

Weighted average number of
 shares outstanding for basic
 earnings per share (Note 6)            10,255      8,863      10,135      8,733

Weighted average number of
 shares outstanding for
 diluted earnings per share (Note 6)    10,609     10,416      10,537     10,797

Basic earnings per share              $   0.31   $   0.23    $   0.58   $   0.50

Diluted earnings per share            $   0.30   $   0.20    $   0.56   $   0.40




See accompanying notes to consolidated condensed financial statements.















                     DYNCORP AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (In thousands)
                            Unaudited
                                                             Six Months Ended
                                                             ----------------
                                                            July 2,    June 26,
                                                             1998        1997
                                                            -------    --------

Cash Flows from Operating Activities:
Net earnings                                                $  5,859   $  4,346
Adjustments to reconcile net earnings from operations
   to net cash provided (used):
 Depreciation and amortization                                 4,142      5,043
 Increase in reserves for divested businesses                      -        125
 Proceeds from insurance settlement for asbestos claims        1,463      1,000
 Other                                                           (58)      (344)
Changes in current assets and liabilities, net of
   acquisitions:
 Increase in current assets except cash and cash equivalents (18,895)       (60)
 Increase in current liabilities except notes payable
   and current portion of long term debt                       5,264      1,104
                                                             --------    ------
    Cash provided (used) by operating activities             ( 2,225)    11,214

Cash Flows from Investing Activities:
Sale of property and equipment                                   299         51
Purchase of property and equipment                            (2,498)    (2,926)
Assets and liabilities of acquired business                  (10,241)         -
Increases in investment in unconsolidated affiliates          (1,054)      (677)
Other                                                         (3,231)      (122)
                                                            --------    -------
    Cash used by investing activities                       (16,725)    (3,674)

Cash Flows from Financing Activities:
Treasury stock purchased                                        (873)      (284)
Payment on indebtedness                                      (18,265)      (463)
Retirement of Contract Receivable Collateralized
   Notes 1992-1                                                    -    (98,500)
Proceeds from Contract Receivable Collateralized
   Notes 1997-1                                               20,000     50,000
Proceeds from issuance of Senior Notes                             -     99,484
Stock released to Employee Stock Ownership Plan                3,318      2,595
Loan to Employee Stock Ownership Plan (Note 4)                     -    (10,379)
Deferred financing expenses                                        -     (4,767)
Common stock and warrants purchased from investors                 -    (37,819)
Other                                                           (137)      (361)
                                                              -------   --------
    Cash provided (used) from financing activities             4,043       (494)

Net (Decrease) Increase in Cash and Cash Equivalents         (14,907)     7,046
Cash and Cash Equivalents at Beginning of the Period          24,602     25,877
                                                            --------   --------
Cash and Cash Equivalents at End of the Period              $  9,695   $ 32,923
                                                            ========   ========
Supplemental Cash Flow Information:
Cash paid for income taxes                                  $  4,253   $  2,229
                                                            ========   ========
Cash paid for interest                                      $  7,311   $  5,938
                                                            ========   ========




See accompanying notes to consolidated condensed financial statements.






                        DYNCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS' EQUITY
                              (In thousands)

                                 UNAUDITED



                                                             Adjustment
                                         Common              for Redemption                         Unearned
                               Common     Stock    Paid-in   Value Greater               Treasury       ESOP
                                Stock  Warrants    Surplus   than Par Value  Deficit        Stock     Shares
                               ------  --------    -------   --------------  -------     --------   --------

Balance, December 31, 1997      $ 478    $1,259   $125,412   $(154,138)   $( 93,837)    $(28,703)   $(8,085)

 Stock issued under
  Restricted Stock Plan             2                  126
 Treasury stock issued                                                                        85
 Treasury stock purchased                             (288)                               (1,001)
 Stock warrants and options
  exercised                        35     (837)        941
 Payment received on Employee
  Stock Ownership Plan note                                                                          3,318
 Net earnings                                                                5,859
 Reclassification to Redeemable
  Common Stock                    (15)                         (19,338)

 Balance, July 2, 1998          $ 500  $  422     $126,191   $(173,476)   $(87,978)    $(29,619)   $(4,767)


                               DYNCORP AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    July 2, 1998

                                    UNAUDITED

1. The unaudited consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Prior year financial statements have been reclassified to conform to the 1998 presentation. Prior year earnings per share have been restated in accordance with SFAS No. 128 "Earnings Per Share," which was adopted by the Company on December 31, 1997 (See Note 6).

2. At July 2, 1998, the Company's wholly-owned subsidiary Dyn Funding Corporation ("DFC") had outstanding borrowings of $2.0 million under the Floating Rate Contract Receivable Collateralized Rates Notes, Series 1997-1, Class B. The amount was utilized to fund the Company's working capital needs.

      At July 2, 1998, $75.3 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes, Series 1997-1 Class A and B. Additionally, $1.5 million of cash is restricted as collateral for the Notes and has been included in Other Assets on the balance sheet at July 2, 1998 and December 31, 1997.

      Accounts receivable are net of an allowance for doubtful accounts of $1,216,000 as of July 2, 1998 and $476,000 as of December 31, 1997.

3. Common stock which is redeemable has been reflected as Temporary Equity at each balance sheet date and consists of the following:

                                   Balance at                       Balance at
                      Redeemable    July 2,             Redeemable  December 31,
               Shares   Value        1998      Shares     Value        1997
               -----  ----------   ---------   ------   ----------  ------------

ESOP Shares  3,520,037  $26.00   $ 91,520,962   3,520,037  $24.00   $ 84,480,888
             3,529,063  $22.50     79,403,918   3,367,082  $20.00     67,341,640
             ---------          ------------   ---------            ------------
             7,049,100          $170,924,880   6,887,119            $151,822,528
             =========          ============   =========            ============

Other Shares   125,714  $26.00  $  3,268,564     125,714   $24.00   $  3,017,136
             =========          ============   =========            ============

      In accordance with ERISA regulations and the Employee Stock Ownership Plan documents, the ESOP Trust or the Company is obligated to purchase distributed common stock shares from ESOP participants on retirement or termination at fair value as long as the Company's common stock is not publicly traded. However, under the Subscription Agreement with the ESOP dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase.

      In conjunction with the acquisition of Technology Applications, Inc. in 1993, the Company issued put options on 125,714 shares of its common stock to the former owner. The holder may, at any time commencing on December 31, 1998 and ending on December 31, 2000, sell these shares to the Company at a price per share equal to the greater of $17.50 or, (a) if the stock is publicly traded, the market value at a specified date or, (b) if the Company's stock is not publicly traded, the fair value at the time of exercise.

4. The Company made loans to the Employee Stock Ownership Trust during 1997 to purchase shares and warrants as well as to pay off expiring loans. At July 2, 1998, the unpaid balance on these loans, $4.8 million representing 226,891 shares, is reflected as a reduction in stockholders' equity.

5. The provision for income taxes in 1998 and 1997 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

6. The Company has adopted SFAS No. 128 "Earnings Per Share," which became effective for financial statements for periods ending after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and requires restatement of prior periods. Specifically, the statement replaces the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS and requires a dual presentation on the face of the income statement and a reconciliation of basic EPS to diluted EPS.

      Basic EPS is computed by dividing earnings by the weighted average number of common shares outstanding and contingently issuable shares. The weighted average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated ESOP shares. Shares earned and vested but unissued under the Restricted Stock Plan are contingently issuable shares whose condition for issuance has been satisfied and as such have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted average number of stock warrants and options outstanding, assuming the treasury stock method.

The reconciliation of basic EPS to diluted EPS is as follows:

                                                  Three Months Ended                        Six Months Ended
                                                  ------------------                        ----------------
                                            July 2, 1998        June 26, 1997       July 2, 1998        June 26, 1997
                                            ------------        -------------       ------------        -------------

                                            Earnings   Per      Earnings   Per      Earnings   Per      Earnings   Per
                                                       Share               Share               Share               Share
Basic Earnings Per Share
Income for basic earnings per share           $3,195   $0.31      $2,035   $0.23      $5,859   $0.58      $4,346   $0.50
Weighted average shares outstanding       10,254,835           8,863,265          10,135,476           8,732,800

Diluted Earnings Per Share
Income for diluted earnings per share         $3,195   $0.30      $2,035   $0.20      $5,859   $0.56      $4,346   $0.40
Weighted average shares outstanding       10,254,835           8,863,265          10,135,476           8,732,800
 Effect of dilutive securities:
  Warrants                                   169,505           1,416,258             243,598           1,931,871
  Stock Options                              184,956             136,430             158,114             131,860
Shares for diluted earnings per share     10,609,296          10,415,953          10,537,188          10,796,531


7. On February 2, 1998, the Company acquired a majority of the net assets of FMAS Corporation ("FMAS"), a medical outcome measurement and data abstraction services company headquartered in Rockville, MD, for $10.3 million in cash. FMAS is a leading provider of proprietary outcome performance measurement systems to DoD treatment facilities as well as other public and governmental facilities. The acquisition has been accounted for as a purchase and $0.9 million of goodwill, which will be amortized over 15 years, has been recorded based on a preliminary allocation of the purchase price.

8.    New Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" was issued in June 1997, and became effective for fiscal years beginning after December 15, 1997. The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has reviewed the requirements of SFAS No. 130 and at present the Company does not report any additional transactions which would be deemed to be included in comprehensive income.

      In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits," which became effective for fiscal years beginning after December 15, 1997. The statement standardizes the disclosure requirements for pensions and other post retirement benefits. The statement addresses disclosure requirements only. Because the Company does not have significant post retirement benefits, adoption of the standard is not expected to materially change the Company's disclosures.

      In March 1998,  the American  Institute of  Certified  Public  Accountants
      (AICPA) issued Statement of Position No. (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which will be effective for fiscal years beginning after December 15, 1998. The Statement of Position requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption. Adoption of SOP No. 98-1 will not have a material impact on the Company's financial statements.

      AICPA SOP No. 98-5, "Reporting on the Costs of Start-up Activities," was issued in April 1998 and is effective for fiscal years beginning after December 15, 1998. The statement provides guidance on the financial reporting of start-up costs and organization costs, and requires costs of start-up activities to be expensed as incurred. The Company estimates that adoption of this statement will not have a material impact on the Company's financial statements.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt the provisions of the standard during the first quarter of 2000. Because of the Company's minimal use of derivatives, the Company does not expect that the adoption of the new standard will have a material impact on the results of operations or financial condition.

9.   Contingencies and Litigation

     The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortuous conduct. The Company is also potentially liable for certain personal injury, tax, environmental and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury and contract and dispute claims. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny, liability, and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers. The total amount of damages currently claimed by the plaintiffs in these cases is estimated to be approximately $139.6 million (including compensatory punitive damages and penalties). The Company believes that the amount that will actually be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance, the Company believes it is adequately reserved with respect to the potential liability for such claims. The estimates set forth above do not reflect claims that may have been incurred but have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

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

     Claim Exposure (number of plaintiffs, claims and per claim amounts not in thousands)

     As of July 31, 1998, 18,739 plaintiffs have filed claims against Fuller-Austin and various other defendants. Of these claims, 2,325 have been dismissed and 4,899 have been resolved without an admission of liability at an average cost of $3,263 per claim, excluding legal defense costs.

     The following is a summary of the number of claims filed against Fuller-Austin:

                                               Years
                          --------------------------------------------
                          1994
                          & Prior    1995      1996     1997     1998     Total
                          -------   ------   -------   ------   ------   ------
     Claims Filed          4,057    4,527     4,122    3,807    2,226    18,739
     Claims Dismissed       (113)     (51)   (1,116)    (931)    (114)   (2,325)
     Claims Resolved      (1,619)    (189)   (1,825)    (460)    (806)   (4,899)
     Claims Under Appeal              (13)                                  (13)
                                                                         -------
     Claims Outstanding,
     as of July 31, 1998                                                 11,502
                                                                         =======

     In connection with these claims, Fuller-Austin's primary insurance carriers have incurred approximately $29.3 million (including $13.3 million of legal defense costs) to defend and settle the claims and, in addition, jury verdict judgments have been entered against Fuller-Austin in the aggregate amount of $6.5 million, partially reduced by appeal during 1997 by $2.0 million, which have not been paid and which are under appeal by Fuller-Austin.

     Fuller-Austin has experienced a decline in the number of claims taken to trial. During the 21-month period ending July 31, 1998, no cases were tried by plaintiffs although approximately 1,113 cases were set for trial during this period. Plaintiffs have instead elected to enter into settlements with Fuller-Austin for amounts ranging from $250 to $14,500 for an average during the period of $2,830 per claim. In addition, in connection with these settlements, a significant number of claims filed against Fuller-Austin were dismissed with no payment by Fuller-Austin or its insurers. Fuller-Austin and its carriers will continue to evaluate settlement proposals, but will be prepared to try cases that cannot be settled in a manner consistent with recent settlement trends.

     During the first quarter of 1998, Fuller-Austin agreed in principle to settle with approximately 660 non-Texas claimants who were threatening to amend pending lawsuits to add Fuller-Austin as a defendant. The settlement, if concluded, will aggregate approximately $4.0 million, which is included in the estimate of future claims set forth below. Fuller-Austin considers the entire settlement to be covered by insurance.

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

     Fuller-Austin's defense counsel has analyzed the 11,502 claims outstanding as of July 31, 1998. Based on this analysis and consultation with its other professional advisors, Fuller-Austin has estimated its cost, including legal defense costs, to be $9.5 million for claims filed and still unsettled and $40.7 million as its minimum estimate of future costs of claims and settlements, including legal defense costs. No upper limit of exposure can presently be reasonably estimated. The Company cautions that these estimates are subject to significant uncertainties, including the future effect of tort reform legislation enacted in Texas and other states, the success of Fuller-Austin's litigation strategy, the size of jury verdicts, success of appeals in process, the number and financial resources of future plaintiffs, and the actions of other defendants. Therefore, actual claim experience may vary significantly from such estimates, especially if certain Texas appeals are decided unfavorably to Fuller-Austin and/or the level of claims filed in other states increases. Fuller-Austin recorded an estimated liability for future indemnity payments and defense costs related to currently unsettled claims and minimum estimated future claims of $50.2 million at July 2, 1998 and December 31, 1997 (recorded as long-term liability).

     Insurance Coverage

     Defense has been tendered to and accepted by Fuller-Austin's primary insurance carriers, and by certain of the Company's primary insurance carriers that issued policies under which Fuller-Austin is named as an additional insured; however, only one such primary carrier has partially accepted defense without a reservation of rights. The Company believes that Fuller-Austin has at least $2.7 million in unexhausted primary coverage (net of deductibles and self-insured retentions, but including disputed coverage) under its liability insurance policies to cover the unsettled claims, verdicts and future unasserted claims and defense costs. The primary carriers also have unlimited liability for defense costs (presently running at an average annual rate of approximately $1.3 million) until such time as the primary limits under these policies are exhausted. When the primary limits are exhausted, liability for both indemnity and legal defense will be tendered to the excess coverage carriers, all of which have been notified of the pendency of the asbestos claims. The Company and Fuller-Austin have approximately $390.0 million of additional excess and umbrella insurance that is generally responsive to asbestos claims after taking into consideration certain pending carrier settlements that are discussed below. This amount excludes approximately $92.0 million of coverage issued by insolvent carriers. After the $2.7 million of unexhausted primary coverage, the Company has first tier excess coverage of $39.0 million excluding a $40.0 million first tier excess segment of insolvent coverage for policy years 1979 through 1984 (the "Insolvent Segment"). All of the Company's and Fuller-Austin's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy terms and conditions.

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

     Although there can be no assurances as to the outcome of this litigation, management believes that it is probable that Fuller-Austin will prevail in obtaining judicial rulings confirming the availability of a substantial portion of the coverage. Based on a review of the independent ratings of these carriers, the Company and Fuller-Austin believe that a substantial portion of this coverage will continue to be available to meet the claims. Fuller-Austin recorded in Other Assets $49.0 million and $50.2 million at July 2, 1998 and December 31, 1997 respectively, representing the amount that it expects to recover from its insurance carriers for the payment of currently unsettled and estimated future claims.

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

     In furtherance of the proposed global settlement, representatives of Fuller-Austin, its parent and sole stockholder, the Company, the present asbestos claimants, and the representative of the future unknown claimants have reached a separate agreement in principle ("Release Agreement"), contingent on approval of the Plan by the Bankruptcy Court, under which the Company would be released from any and all present and future liability for Fuller-Austin asbestos liability in consideration of the transfer of certain Company property and insurance rights to the Fuller-Austin bankruptcy trust, and the payment to the trust of certain cash consideration. The total amount reserved for this purpose was $14.0 million at December 31, 1997. During the first six months of 1998, approximately $2.0 million was used for legal and other related costs.

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

     (b)   General Litigation

     The Company has retained certain liability in connection with its 1989 divestiture of its major electrical contracting business, Dynalectric Company ("Dynalectric"). The Company and Dynalectric were sued in 1988 in Bergen County Superior Court, New Jersey, by a former Dynalectric joint venture partner/subcontractor (subcontractor). The subcontractor has alleged that its subcontract to furnish certain software and services in connection with a major municipal traffic signalization project was improperly terminated by Dynalectric and that Dynalectric fraudulently diverted funds due, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter the joint venture, and conspired with other defendants to commit acts in violation of the New Jersey Racketeering Influenced and Corrupt Organization Act. The aggregate dollar amount of these claims has not been formally recited in the subcontractor's complaint. Dynalectric has also filed certain counterclaims against the former subcontractor. The Company and Dynalectric believe that they have valid defenses, and/or that any liability would be offset by recoveries under the counterclaims. The Company and Dynalectric were found by a Special Master to have committed certain discovery abuses, but no monetary amount of sanctions has yet been assessed. The Company and Dynalectric expect to file an appeal with respect to this finding. In late 1997, the state court granted Dynalectric's Motion to Compel Arbitration that originally had been filed in 1988. The arbitration commenced in July 1998 and is expected to be completed during 1998. The Company believes that it has established adequate reserves for the contemplated defense costs and for the cost of obtaining enforcement of arbitration provisions contained in the contract.

     In November, 1994, the Company acquired an information technology business which was involved in various disputes with federal and state agencies, including two contract default actions and a qui tam suit by a former employee alleging improper billing of a federal government agency customer. The Company has contractual rights to indemnification from the former owner of the acquired subsidiary with respect to the defense of all such claims and litigation, as well as all liability for damages when and if proven. In October, 1995, one of the federal agencies asserted a claim against the subsidiary and gave the Company notice that it intended to withhold payments against the contract under which the claim arose. To date, the agency has withheld approximately $3.0 million due the Company under one of the aforementioned disputes. This subsidiary has submitted a demand for indemnification to the former owner of the subsidiary, which has been denied. The subsidiary recently received an arbitration award confirming that it is entitled to indemnification.

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

     The Company is a party to other civil and contractual lawsuits which have arisen in the normal course of business for which potential liability, including costs of defense, constitute the remainder of the $139.6 million discussed above. The estimated probable liability for these issues is approximately $10.0 million and is substantially covered by insurance. All of the insured claims are within policy limits and have been tendered to and accepted by the applicable carriers. The Company has recorded an offsetting asset (Other Assets) and liability (long-term liability) of $10.0 million at July 2, 1998 and December 31, 1997 for these items.

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

     The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors if the payments exceed allowable costs. Audits have been completed on the Company's incurred contract costs through 1986 and are continuing for subsequent periods. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based on its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by the Department of Justice and other investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at July 2, 1998 that will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.












10. The Company has three reportable segments: Information and Engineering Technology (I&ET), Aerospace Technology (AT) and Enterprise Management
     (EM).

     Revenues, operating profit and identifiable assets by segment are presented below:

                                        Three Months Ended     Six Months Ended
                                        ------------------     ----------------
                                       July 2,     June 26,   July 2,   June 26,
                                         1998        1997       1998       1997
                                       -------     --------   -------   --------
Revenues
--------
 I&ET                                $ 77,866   $ 69,023    $152,024   $131,588
 AT                                   119,915    113,441     236,412    218,035
 EM                                   105,821    106,231     213,039    210,209
                                     --------   --------    --------   --------
                                     $303,602   $288,695    $601,475   $559,832
                                     ========   ========    ========   ========
Operating Profit
----------------
 I&ET                                 $ 3,677    $ 2,963     $ 8,089    $ 6,811
 AT                                     4,936      4,881       8,976      7,961
 EM                                     5,586      4,037      10,633      8,953
                                      -------    -------     -------    -------
                                       14,199     11,881      27,698     23,725

Corporate selling and administrative    4,793      4,353      10,061      8,793
Interest (net expense)                  3,527      3,270       6,971      5,893
Goodwill amortization                     401        389         939        783
Minority interest included in
   operating profit                      (528)      (203)       (947)      (611)
Acquisition costs                         177        318         357      1,212
Other miscellaneous                       (24)        74        (395)       (30)
                                      --------    -------   ---------   --------
Earnings from continuing operations
  before income taxes and minority
  interest                           $  5,853   $  3,680    $ 10,712   $  7,685
                                     ========   ========    ========   ========


                                  July 2,                   December 31,
                                    1998                           1997
                                  -------                   ------------
Identifiable Assets
-------------------
 I&ET                           $120,582                       $118,016
 AT                               79,328                         75,239
 EM                               96,183                         70,026
 Other (a)                        51,195                         51,575
 Corporate                        51,375                         67,728
                                --------                       --------
                                $398,663                       $382,584
                                ========                       ========




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

Working capital at July 2, 1998 was $83.3 million compared to $84.2 million at December 31, 1997, a decrease of $0.9 million.

Cash used by operations was $2.2 million in the first six months of 1998, as compared to $11.2 million cash provided in the first six months of 1997, an increase in cash used of $13.4 million. The increase resulted mostly from increases in accounts receivable, primarily from increase revenues and start-up of new contracts such as Department of Justice contract for the Immigration and Naturalization Service. Excluding the effect of changes in current assets and liabilities, operating activities produced a positive cash flow of $11.4 million in 1998 as compared to $10.2 million in 1997. The increase in cash flow attributable to increased earnings from continuing operations was partially offset by a decrease in non-cash charges, primarily depreciation and amortization.

Investing activities used funds of $16.7 million in the first six months 1998, principally for the acquisition of FMAS, the purchase of property and equipment, and for the purchase of new software for internal use as part of the Company's year 2000 plan. The Company has capitalized $3.1 million of internal use software and anticipates capitalizing another $8.0 million over the next year. During the first six months of 1997, cash used by investing activities was $3.7 million, principally for the purchase of property and equipment.

Financing activities provided funds of $4.0 million in the first six months of 1998. During the first half of 1998, the Company borrowed $20.0 million and repaid $18.0 million of the Contract Receivable Collateralized Class B Variable Rate Notes to finance working capital needs. During the first half of 1997, financing activities used funds of $0.5 million. The proceeds from the issuance of the 9.5% Senior Notes and the Contract Receivable Collateralized Notes Series 1997-1 were used to retire the Contract Receivable Collateralized Notes Series 1992-1, to a make a loan to the Employee Stock Ownership Plan to fund the purchase of the Class C Preferred Stock, to fund the Company's purchase of common stock and warrants from investors and to pay transaction fees associated with the placement of the Senior Notes.

In the second half 1998, the Company anticipates a global settlement of the Fuller-Austin Asbestos lawsuits under which the Company would be released from any and all present and future liability for Fuller-Austin asbestos liability in consideration of the transfer of certain Company property and insurance rights to the Fuller Austin bankruptcy trust, and payment to the trust of certain cash considerations. This settlement is expected to use cash of approximately $8.5 million to $10.5 million in the last six months of 1998.

At July 2, 1998, $75.3 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes Series 1997-1.

At July 2, 1998, backlog (including option years on government contracts) was $3.5 billion compared to $3.6 billion at December 31, 1997, a net decrease of $0.1 billion.

Results of Operations

Revenues for the second quarter and first half of 1998 were $303.6 million and $601.5 million, respectively, as compared to $288.7 million and $559.8 million for the comparable periods in 1997, an increase of $14.9 million and $41.6 million, respectively. Information and Engineering Technology (I&ET), Aerospace Technology (AT) and Enterprise Management (EM) reported revenues of $77.9 million, $119.9 million and $105.8 million, respectively, for the second quarter of 1998 as compared to $69.0 million, $113.4 million and $106.2 million for the same quarter in 1997. Revenues for the first half of 1998 for I&ET, AT and EM were $152.0 million, $236.4 million and $213.0 million, respectively, an increase of $20.4 million, $18.4 million and $2.8 million, respectively, over the same period in 1997. Increases in I&ET's second quarter and first half revenues were attributable to increased tasking and level of effort on several existing contracts and to the win of a new contract for Connecticut Medicaid. AT's second quarter and first half revenue increases resulted primarily from three new contract wins in Kuwait, Angola, and Qatar. Increased services on existing contracts and the installation of a new information system at Fort Rucker also contributed to second quarter and first half revenue increases. Partially reducing these increases were reduced business volumes on several existing contracts and a contract completion. Revenues increased slightly for EM for the first half of 1998. Increases in revenues due to a Department of Justice contract (Immigration and Naturalization Service), the addition of the operations of a seventh ship in the marine services area, and the acquisition of FMAS Corporation, a medical outcome measurement and data abstraction services company, were offset by reduced level of services on several contracts as well as completion of several contracts. For the second quarter 1998, decreases in revenues were attributable to the aforementioned completion of several contracts, coupled with the reduction in the level of effort on existing contracts.

In July 1998, EM was informed that its customer at Rocky Flats would not exercise the remaining two one-year options on its contract. This event will not have a significant financial impact on 1998. This contract was expected to generate revenues of $35 million to $50 million per year and operating profit of $2.0 million to $3.0 million for the next two years. Management anticipates the award of two significant contract wins in EM that will substantially offset this lost business in those future years.

Cost of Services for the second quarter and first half of 1998 was 94.8% and 95.1% of revenue as compared to 95.7% and 95.8% for the comparable periods in 1997. This resulted in gross margins of $15.7 million (5.2%) for the second quarter of 1998 as compared to $12.3 million (4.3%) for the second quarter of 1997 and $29.6 million (4.9%) and $23.7 million (4.2%) for the first half of 1998 and 1997, respectively. Contract wins and increased level of effort on existing contracts contributed to the improvement in gross margin and offset any decreases attributable to contract losses. Additionally, the Company charged $0.5 million to Cost of Services in the first quarter of 1997, representing a partial write-off of certain purchased software as the result of net realization concerns and $0.4 million of residual losses recorded in conjunction with the closure of the Company's operations in Mexico.

Interest expense was $3.9 million in the second quarter of 1998, unchanged from the comparable period in 1997. For the first half of 1998, interest expense was $7.6 million, up $0.7 million compared to $6.9 million for the first half of 1997, primarily due to increased levels of indebtedness.

The provision for income taxes in 1998 and 1997 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

Year 2000

The "Year 2000" issue ("Y2K") concerns the inability of some computer software and hardware to accommodate "00" in the two digit data field used to identify the year. An analysis of the Company's core systems (financial, payroll, and human resources) software has been completed and a replacement of current software with a new enterprise resource planning software is underway. Projected completion of the replacement of all core systems is September 1999. The implementation phase of the project is on schedule at the end of the second quarter of 1998. Total expenditures of $15 million in 1998 and 1999 are anticipated to complete this resystemization of which $11 million is expected to be capitalized.

In the event the replacement of core systems cannot be completed before the end of the millennium, a contingency plan calling for remediation of the current commercial software packages is in place. This remediation has either been completed by the vendors of the commercial packages, or is in process, and compliant packages can be obtained if necessary.

A Year 2000 Program Management Plan has been developed and put in place to address all other Y2K compliance issues. A multifunctional task group is overseeing assessment and remediation or replacement efforts in the areas of core systems, network and office automation and field IT and non-IT systems. The assessment and remediation/replacement phases are well underway, and no major problems have been identified that would materially affect the company's ability to perform on any of its current contracts.

An employee awareness program has been initiated that is intended to inform employees and managers of the potential for Y2K problems. This program is intended to address "home grown" office automation systems. None of these types of systems is considered mission critical to the company as a whole.

Infrastructure  items  that may have Y2K  compliance  problems  such as  desktop workstations, network components, servers, etc. are being systematically replaced as part of the normal infrastructure replacement strategy. The annual expenditures for these components are not significantly above levels that can be expected in the normal course of business. Depreciation and amortization expenses for the resystemization and for these infrastructure components are allowable costs under government contracts.

Forward Looking Statements

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward looking-statements" that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of future performance, assessment of contingent liabilities and expectations concerning liquidity, cash flow and contract awards. Such forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the Company's successful execution of internal performance plans; the outcome of litigation in process; labor negotiations; changing priorities or reductions in the U.S. Government defense budget; and termination of government contracts due to unilateral government action.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

This item is incorporated herein by reference to Note 9 to the Consolidated Condensed Financial Statements included elsewhere in this quarterly Report on Form 10-Q.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders, held on July 1, 1998, at DynCorp's headquarters in Reston, Virginia, the stockholders of DynCorp:

(a) Re-elected the following individuals to the Board of Directors for three-year terms:

                                 Votes Cast For             Votes Withheld

  Dan R. Bannister                  9,121,351                     522,263
  Paul G. Kaminski                  9,131,038                     522,576
  David L. Reichardt                9,171,936                     481,678

(b) Ratified the appointment of Authur Andersen LLP, public accountants, to audit the consolidated financial statements of the Company as of and for the fiscal year ending December 31, 1998. There were 9,109,921 votes for the appointment, 248,337 votes withheld, and 295,355 abstentions.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None filed

(b)  Reports on Form 8-K

     None filed



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DYNCORP



                                                  /s/ P. C. FitzPatrick
Date:  August 17, 1998
                                                 P.C. FitzPatrick
                                                 Senior Vice President
                                                 and Chief Financial Officer




                                                  /s/ J. J. Fitzgerald

Date:  August 17, 1998                           J.J. Fitzgerald
                                                 Vice President and Controller