Form 10-Q
period 1998-10-01
DYNCORP
filed 1998-11-16
CIK 30770

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 1, 1998  Commission file number 1-3879








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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding as of October 1, 1998

Common Stock, $0.10 Par Value                              10,386,306

                            DYNCORP AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED OCTOBER 1, 1998

                                      INDEX




                                                                          Page


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets at
   October 1, 1998 and December 31, 1997                                  3-4

  Consolidated Condensed Statements of Operations for
   Three and Nine Months Ended October 1, 1998 and September 25, 1997     5

  Consolidated Condensed Statements of Cash Flows for
   Nine Months Ended October 1, 1998 and September 25, 1997               6

  Consolidated Statement of Permanent Stockholders' Equity                7

  Notes to Consolidated Condensed Financial Statements                    8-16

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     17-21

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                              21

 Item 6.  Exhibits and Reports on Form 8-K                               21

  Signatures                                                             22

                             PART I. FINANCIAL INFORMATION

                                DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                         OCTOBER 1, 1998 AND DECEMBER 31, 1997
                                     (In thousands)




                                                        October 1,
                                                           1998     December 31,
                                                        Unaudited        1997
                                                        ---------   ------------
Assets
Current Assets:
 Cash and cash equivalents                               $  6,393       $ 24,602
 Accounts receivable and contracts in process (Note 2)    239,256        202,758
 Inventories of purchased products and supplies,
   at lower of cost (first-in, first-out) or market           675          1,090
 Other current assets                                      12,581         11,133
                                                         --------       --------
     Total current assets                                 258,905        239,583

Property and Equipment (net of accumulated
  depreciation and amortization of $27,715 in
  1998 and $22,412 in 1997)                                19,703         19,620

Goodwill and Contracts Acquired (net of accumulated
  amortization of $47,006 in 1998 and $45,205 in
  1997) (Note 7)                                           45,707         46,750

Other Assets (Notes 2 and 9)                               80,980         76,631
                                                         --------       --------

Total Assets                                             $405,295       $382,584
                                                         ========       ========




See accompanying notes to consolidated condensed financial statements.

                                DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                         OCTOBER 1, 1998 AND DECEMBER 31, 1997
                          (In thousands, except share amounts)


                                                        October 1,
                                                           1998     December 31,
                                                         Unaudited      1997
                                                        ----------  ------------
Liabilities and Stockholders' Equity
Current Liabilities:
 Notes payable and current portion of long-term debt    $    440       $    450
 Accounts payable                                         57,401         46,109
 Deferred revenue and customer advances                    1,664          2,947
 Accrued liabilities                                     112,005        105,833
                                                        --------       --------
     Total current liabilities                           171,510        155,339

Long-Term Debt  (Note 2)                                 152,138        152,239

Other Liabilities and Deferred Credits  (Note 9)          72,569         77,780

Contingencies and Litigation  (Note 9)                         -              -

Temporary Equity: (Note 3)
 Redeemable Common Stock -
   ESOP Shares, 7,076,080 and 6,887,119
     shares issued and outstanding in 1998 and 1997,
     respectively, subject to restrictions                156,482       151,823
   Other, 125,714 shares issued and outstanding in
     1998 and 1997                                          3,049         3,017

Permanent Stockholders' Equity: (Note 4)
 Common Stock, par value ten cents per share, authorized
   20,000,000 shares; issued 4,957,043 shares in 1998
   and 4,784,770 shares in 1997                               496           478
 Common Stock Warrants                                          -         1,259
 Paid-in Surplus                                          127,626       125,412
 Reclassification to temporary equity for redemption
 value greater than par value                            (158,811)     (154,138)
 Deficit                                                  (83,952)     ( 93,837)
 Common Stock Held in Treasury, at cost; 1,778,493
  shares and 0 warrants at October 1, 1998 and
  1,677,511 shares and 170,716 warrants at
  December 31, 1997                                       (31,045)      (28,703)
 Unearned ESOP Shares                                      (4,767)       (8,085)
                                                         ---------     ---------
Total Liabilities and Stockholders' Equity               $405,295      $382,584
                                                         =========     =========




See accompanying notes to consolidated condensed financial statements.


                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                    UNAUDITED


                                      Three Months Ended    Nine Months Ended
                                      ------------------    -----------------
                                      October  September    October  September
                                         1,       25,          1,       25,
                                        1998     1997         1998     1997
                                      -------  ---------    -------  ---------
Revenues                              $316,358  $283,832    $917,833  $843,665

Costs and Expenses:
   Costs of services                   300,061   269,851     871,924   806,018
   Corporate general and
     administrative                      5,015     4,062      15,076    12,855
   Interest income                        (291)     (463)       (968)   (1,460)
   Interest expense                      3,676     3,730      11,325    10,621
   Other                                   701       555       2,569     1,850
                                      --------  --------    --------   -------
    Total costs and expenses           309,162   277,735     899,926   829,884

Earnings before income taxes
   and minority interest                 7,196     6,097      17,907    13,781
 Provision for income taxes (Note 5)     2,685     1,623       6,590     4,351
                                      --------  --------     -------    -------

Earnings before minority interest        4,511     4,474      11,317     9,430
 Minority interest                         485       387       1,432       997
                                      --------  --------     -------   -------

Net earnings                           $ 4,026   $ 4,087     $ 9,885   $ 8,433
                                       =======   =======     =======   =======

Weighted average number of
 shares outstanding for basic
 earnings per share (Note 6)            10,436    8,928       10,224     8,792

Weighted average number of
 shares outstanding for
 diluted earnings per share (Note 6)    10,579   10,458       10,541    10,694

Basic earnings per share                $ 0.39   $ 0.46       $ 0.97    $ 0.96

Diluted earnings per share              $ 0.38   $ 0.39       $ 0.94    $ 0.79




See accompanying notes to consolidated condensed financial statements.




                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   UNAUDITED
                                                              Nine Months Ended
                                                              -----------------
                                                             October   September
                                                                1,         25,
                                                               1998       1997
                                                             -------   ---------
Cash Flows from Operating Activities:
Net earnings                                                  $ 9,885   $ 8,433
Adjustments to reconcile net earnings from operations
   to net cash provided (used):
 Depreciation and amortization                                  6,517     7,254
 Increase in reserves for divested businesses                   1,000       325
 Proceeds from insurance settlement for asbestos claims         1,463     1,488
 Other                                                             94      (744)
Changes in current assets and liabilities, net of
   acquisitions:
 Increase in current assets except cash and cash equivalents  (34,221)   (5,327)
 Increase (decrease) in current liabilities excluding
   notes payable and current portion of long term debt         13,422      (195)
                                                              -------    -------
    Cash (used) provided by operating activities              ( 1,840)   11,234

Cash Flows from Investing Activities:
Sale of property and equipment                                    187        57
Purchase of property and equipment                             (3,583)   (4,462)
Assets and liabilities of acquired business                   (10,241)        -
Increases in investment in unconsolidated affiliates             (971)   (3,351)
Increase in notes receivable                                        -      (168)
Other                                                          (3,519)     (210)
                                                              --------   -------
    Cash used by investing activities                         (18,127)   (8,134)

Cash Flows from Financing Activities:
Treasury stock purchased                                       (1,287)     (284)
Payment on indebtedness                                       (43,347)     (664)
Retirement of Contract Receivable Collateralized Notes
   1992-1                                                           -   (98,500)
Proceeds from Contract Receivable Collateralized Notes
   1997-1                                                      43,210    50,000
Proceeds from issuance of Senior Notes                              -    99,484
Payment received on Employee Stock Ownership Plan note          3,318     2,595
Loan to Employee Stock Ownership Plan (Note 4)                      -   (11,879)
Deferred financing expenses                                         -    (5,080)
Common stock and warrants purchased from investors                  -   (37,819)
Other                                                            (136)     (501)
                                                               -------  --------
    Cash provided (used) from financing activities              1,758    (2,648)

Net (Decrease) Increase in Cash and Cash Equivalents          (18,209)      452
Cash and Cash Equivalents at Beginning of the Period           24,602    25,877
                                                              -------   -------
Cash and Cash Equivalents at End of the Period                $ 6,393   $26,329
                                                              =======   =======

Supplemental Cash Flow Information:
Cash paid for income taxes                                    $ 7,060   $ 2,534
                                                              =======   =======
Cash paid for interest                                        $10,796   $11,449
                                                              =======   =======

See accompanying notes to consolidated condensed financial statements.



                            DYNCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF PERMANENT STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED



                                                                           Adjustment
                                                       Common              for Redemption                          Unearned
                                         Common         Stock     Paid-in  Value Greater               Treasury        ESOP
                                          Stock      Warrants     Surplus  than Par Value    Deficit      Stock      Shares
Balance, December 31, 1997               $   478     $  1,259    $125,412    $(154,138)    $(93,837)  $(28,703)   $(8,085)

 Employee compensation
  plans (option exercises, restricted
  stock plan, incentive bonus)                 2                      904                                 (863)
 Treasury stock purchased                                                                               (1,479)
 Stock warrants exercised                     34       (1,259)      1,310
 Payment received on Employee Stock
  Ownership Plan note                                                                                               3,318
 Reclassification to Redeemable
  Common Stock                               (18)                               (4,673)
 Net earnings                                                                                 9,885

Balance, October 1, 1998                  $  496     $      -    $127,626    $(158,811)    $(83,952)  $(31,045)   $(4,767)
                                          ======     ==========  ========    ==========    =========  =========   ========



                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 OCTOBER 1, 1998

                                    UNAUDITED

Note 1.  Basis of Presentation

      The unaudited consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain de minimus amounts presented for prior periods have been reclassified to conform to the 1998 presentation.

Note 2.  Accounts Receivable and Contracts in Process

      At October 1, 1998, $71.0 million of accounts receivable are restricted as collateral for the Contract Receivable Collateralized Notes, Series 1997-1 Class A and B. Additionally, $1.5 million of cash is restricted as collateral for the Notes and has been included in Other Assets on the balance sheet at October 1, 1998 and December 31, 1997.

      Accounts receivable are net of an allowance for doubtful accounts of $1.2 million at October 1, 1998 and $0.5 million at December 31, 1997.

Note 3.  Redeemable Common Stock

      Common stock which is redeemable has been reflected as Temporary Equity at each balance sheet date and consists of the following:

                                   Balance at                       Balance at
                      Redeemable   October 1,           Redeemable  December 31,
               Shares   Value        1998       Shares    Value        1997
               ------ ----------  -----------   ------  ----------  ------------
ESOP Shares  3,520,037  $24.25  $ 85,360,897    3,520,037  $24.00  $ 84,480,888
             3,556,043  $20.00    71,120,860    3,367,082  $20.00    67,341,640
             ---------          ------------    ---------          ------------
             7,076,080          $156,481,757    6,887,119          $151,822,528
             =========          ============    =========          ============

Other Shares   125,714  $24.25  $  3,048,565      125,714  $24.00  $  3,017,136
             =========          ============    =========          ============

      In accordance with the Employee Retirement Income Security Act regulations and the Employee Stock Ownership Plan ("ESOP") documents, the ESOP Trust or the Company is obligated to purchase distributed common stock shares from ESOP participants on retirement or termination at fair value as long as the Company's common stock is not publicly traded. However, under the Subscription Agreement with the ESOP dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase. In conjunction with the acquisition of Technology Applications, Inc. in 1993, the Company issued put options on 125,714 shares of its common stock to the former owner. The holder may, at any time commencing on December 31, 1998 and ending on December 31, 2000, sell these shares to the Company at a price per share equal to the greater of $17.50 or, (a) if the stock is publicly traded, the market value at a specified date or, (b) if the Company's stock is not publicly traded, the fair value at the time of exercise.

Note 4.  Employee Stock Ownership Plan

      The Company made loans to the Employee Stock Ownership Trust during 1997 to purchase shares and warrants as well as to pay off expiring loans. At October 1, 1998, the unpaid balance on these loans, $4.8 million representing 226,891 shares, is reflected as a reduction in stockholders' equity.

Note 5.  Income Taxes

      The provision for income taxes in 1998 and 1997 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

Note 6.  Earnings Per Share

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

The reconciliation of basic EPS to diluted EPS is as follows:
(In thousands, except per share amounts)

                                                    Three Months Ended                Nine Months Ended
                                                    ------------------                -----------------
                                                October 1,     September 25,     October 1,     September 25,
                                                   1998             1997            1998           1997
Basic Earnings Per Share
------------------------
Net income                                        $ 4,026         $ 4,087          $ 9,885         $ 8,433
                                                  =======         =======          =======         =======
Weighted average shares outstanding                10,436           8,928           10,224           8,792
Basic earnings per share for net income             $0.39           $0.46            $0.97           $0.96
                                                    =====         =======            =====           =====

Diluted Earnings Per Share
--------------------------
Net income                                        $ 4,026         $ 4,087          $ 9,885         $ 8,433
                                                  =======         =======          =======         =======
Weighted average shares outstanding                10,436           8,928           10,224           8,792
   Effect of dilutive securities:
      Warrants                                          1           1,403              170           1,772
      Stock options                                   142             127              147             130
                                                   ------          ------           ------          ------
Shares for diluted earnings per share              10,579          10,458           10,541          10,694
Diluted earnings per share for net income           $0.38           $0.39            $0.94           $0.79
                                                   ======          ======            =====          ======

Note 7.  Acquisitions

      On February 2, 1998, the Company acquired a majority of the net assets of FMAS Corporation ("FMAS"), a medical outcome measurement and data abstraction services company headquartered in Rockville, MD, for $10.2 million in cash. FMAS is a leading provider of proprietary outcome performance measurement systems to DoD treatment facilities as well as other public and governmental facilities. The acquisition has been accounted for as a purchase and $0.9 million of goodwill, which will be amortized over 15 years, has been recorded based on a preliminary allocation of the purchase price.

Note 8.  Recently Issued Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" was issued in June 1997, and became effective for fiscal years beginning after December 15, 1997. The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has reviewed the requirements of SFAS No. 130 and at present, the Company has not had any transactions that would be included in comprehensive income.

      In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Post Retirement Benefits," which became effective for fiscal years beginning after December 15, 1997. The statement standardizes employers' disclosure requirements for pensions and other post retirement benefits. Because the Company does not have significant post retirement benefits, adoption of the standard is not expected to materially change the Company's financial reporting.

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which will be effective for fiscal years beginning after December 15, 1998. The Statement of Position requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption. During 1998, the Company adopted SOP No. 98-1 and has capitalized $3.4 million of internal use software, primarily related to the design and development of financial and human resource software packages.

      AICPA SOP No. 98-5, "Reporting on the Costs of Start-up Activities," was issued in April 1998 and is effective for fiscal years beginning after December 15, 1998. The statement provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities to be expensed as incurred. The Company estimates that adoption of this statement will not have a material impact on the Company's financial statements.

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

Note 9.  Contingencies and Litigation

     The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortuous conduct. The Company is also potentially liable for certain personal injury, tax, environmental and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury and contract and dispute claims. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny, liability, and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers. The total amount of damages currently claimed by the plaintiffs in these cases is estimated to be approximately $128.8 million (including compensatory punitive damages and penalties). The Company believes that the amount that will actually be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance, the Company believes it is adequately reserved with respect to the potential liability for such claims. The estimates set forth above do not reflect claims that may have been incurred but have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

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

     Claim Exposure (number of plaintiffs, claims and per claim amounts not in thousands)

     As of September 30, 1998, 19,019 plaintiffs have filed claims against Fuller-Austin and various other defendants. Of these claims, 2,366 have been dismissed and 5,082 have been resolved without an admission of liability at an average cost of $3,213 per claim, excluding legal defense costs.

     The following is a summary of the number of claims filed against Fuller-Austin:

                                                 Years
                                 -------------------------------------
                                 1994
                                 & Prior  1995    1996    1997    1998    Total
                                 ------- -----   -----   -----   -----   ------
                                       <C)
     Claims Filed                4,057   4,527   4,122   3,807   2,506   19,019
     Claims Dismissed             (113)    (51) (1,116)   (931)   (155)  (2,366)
     Claims Resolved            (1,619)   (189) (1,825)   (460)   (989)  (5,082)
     Claims Under Appeal                   (13)                             (13)
                                                                         -------
     Claims Outstanding,
     as of September 30, 1998                                            11,558
                                                                         =======

     In connection with these claims, Fuller-Austin's primary insurance carriers have incurred with a reservation of rights approximately $29.7 million (including $13.4 million of legal defense costs) to defend and settle the claims and, in addition, jury verdict judgments have been entered against Fuller-Austin in the aggregate amount of $6.5 million, partially reduced by appeal during 1997 by $2.0 million, which have not been paid and which are under appeal by Fuller-Austin.

     Fuller-Austin has experienced a decline in the number of claims taken to trial. During the 24-month period ending September 30, 1998, no cases were tried by plaintiffs although approximately 1,327 cases were set for trial during this period. Plaintiffs have instead elected to enter into settlements with Fuller-Austin for amounts ranging from $250 to $14,500 for an average during the period of $2,699 per claim. In addition, in connection with these settlements, a significant number of claims filed against Fuller-Austin were dismissed with no payment by Fuller-Austin or its insurers. Fuller-Austin and its carriers will continue to evaluate settlement proposals, but will be prepared to try cases that cannot be settled in a manner consistent with recent settlement trends.

     During the first quarter of 1998, Fuller-Austin agreed in principle to settle with approximately 660 non-Texas claimants who were threatening to amend pending lawsuits to add Fuller-Austin as a defendant. The settlement aggregates approximately $4.0 million which is included in the estimate of future claims set forth below. Fuller-Austin considers the entire settlement to be covered by insurance.

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

     Fuller-Austin's defense counsel has analyzed the 11,558 claims outstanding as of September 30, 1998. Based on this analysis and consultation with its other professional advisors, Fuller-Austin has estimated its cost, including legal defense costs, to be $8.1 million for claims filed and still unsettled and $37.6 million as its minimum estimate of future costs of claims and settlements, including legal defense costs. No upper limit of exposure can presently be reasonably estimated by the Company in accordance with prevailing accounting requirements. The Company cautions that its estimate is subject to significant uncertainties, including the future effect of tort reform legislation enacted in Texas and other states, the success of Fuller-Austin's litigation strategy, the size of jury verdicts, success of appeals in process, the number and financial resources of future plaintiffs, and the actions of other defendants. Therefore, actual claim experience may vary significantly from such estimates, especially if certain Texas appeals are decided unfavorably to Fuller-Austin and/or the level of claims filed in other states increases. Fuller-Austin recorded an estimated liability for future indemnity payments and defense costs related to currently unsettled claims and minimum estimated future claims of $45.7 million and $50.2 million at October 1, 1998 and December 31, 1997, respectively (recorded as long-term liability).

     Insurance Coverage

     Defense has been tendered to and accepted by Fuller-Austin's primary insurance carriers, and by certain of the Company's primary insurance carriers that issued policies under which Fuller-Austin is named as an additional insured; however, only one such primary carrier has partially accepted defense without a reservation of rights. The Company believes that Fuller-Austin has at least $2.2 million in unexhausted primary coverage (net of deductibles and self-insured retentions, but including disputed coverage) under its liability insurance policies to cover the unsettled claims, verdicts and future unasserted claims and defense costs. The primary carriers also have unlimited liability for defense costs (presently running at an average annual rate of approximately $1.3 million) until such time as the primary limits under these policies are exhausted. When the primary limits are exhausted, liability for both indemnity and legal defense will be tendered to the excess coverage carriers, all of which have been notified of the pendency of the asbestos claims. The Company and Fuller-Austin have approximately $390.0 million of additional excess and umbrella insurance that is generally responsive to asbestos claims after taking into consideration certain pending carrier settlements that are discussed below. This amount excludes approximately $92.0 million of coverage issued by insolvent carriers. After the $2.2 million of unexhausted primary coverage, the Company has first tier excess coverage of $39.0 million excluding a $40.0 million first tier excess segment of insolvent coverage for policy years 1979 through 1984 (the "Insolvent Segment"). All of the Company's and Fuller-Austin's liability insurance policies cover indemnity payments and defense fees and expenses subject to applicable policy terms and conditions.

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

     Although there can be no assurances as to the outcome of this litigation, management believes that it is probable that Fuller-Austin will prevail in obtaining judicial rulings confirming the availability of a substantial portion of the coverage. Based on a review of the independent ratings of these carriers, the Company and Fuller-Austin believe that a substantial portion of this coverage will continue to be available to meet the claims. Fuller-Austin recorded in Other Assets $44.5 million and $50.2 million at October 1, 1998 and December 31, 1997 respectively, representing the amount that it expects to recover from its insurance carriers for the payment of currently unsettled and estimated future claims.

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

     While the Company believes that Fuller-Austin has recorded sufficient liability to satisfy Fuller-Austin's reasonably anticipated costs of present and future asbestos claimants' suits, it is not possible to predict the amount or timing of future suits or the future solvency of Fuller-Austin's insurers. In the event that currently unresolved and future claims exceed the recorded liability of $45.7 million, the Company and Fuller-Austin believe that the judicially determined and/or negotiated amounts of excess and umbrella insurance coverage that will be available to cover additional claims will be significant; however, it is impossible to predict whether or not such amounts will be adequate to cover all additional claims without further contribution by Fuller-Austin.

     Possible Global Settlement/Bankruptcy Filing

     Effective September 4, 1998, Fuller-Austin filed a Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code ("Plan") in the United States Bankruptcy Court for the District of Delaware, case number 98-2038. The filing of the Plan followed almost a year of negotiations among a committee representing asbestos claimants (the "Committee"), a legal representative of the unknown future claimants (the "Legal Representative"), Fuller-Austin, and the Company. As a consequence of these negotiations, the Plan was developed as part of a pre-packaged filing by Fuller-Austin under Section 524(g) of the Bankruptcy Code ("Code"). Section 524(g) is designed to deal specifically with the resolution under the Code of obligations of debtors that have asbestos liability. The Company is not a party to the filing or the Plan.

     In furtherance of the Plan and the proposed global settlement, representatives of Fuller-Austin, its parent and sole stockholder, the Company, the Committee, and the Legal Representative previously reached a separate agreement in principle ("Release Agreement"), contingent on approval of the Plan by the Bankruptcy Court, under which the Company would be released from any and all present and future liability for Fuller-Austin asbestos liability in consideration of the transfer of certain Company property (including the stock of Fuller-Austin) and insurance rights to the Fuller-Austin bankruptcy trust, and the payment to the trust of certain cash consideration. The total amount reserved for this purpose was $14.0 million at December 31, 1997. During the first nine months of 1998, approximately $3.5 million was used for legal and other related costs.

     Pending resolution of the Fuller-Austin bankruptcy filing, all litigation against it (including all asbestos claims) has been stayed and may not proceed. Upon approval of the Plan, all such claims will be channeled into a post-bankruptcy trust, independent of the Company, and Fuller-Austin will no longer be owned by the Company. The trust will also be obligated under the Release Agreement to indemnify the Company against present and future asbestos claims.

     On October 15, 1998, a hearing on the Plan was held at which time certain excess insurance carriers of Fuller-Austin ("Excess Carriers") entered appearances and asserted various objections to the entry of a Confirmation Order. Effective November 10, 1998, the court denied the objections of the Excess Carriers. The court is currently considering the Fuller-Austin Plan. A decision is expected during the fourth quarter.

     Pending the outcome of the Fuller-Austin petition, there can be no assurance that Fuller-Austin will be able to proceed to closing under the Plan. Should Fuller-Austin determine that it is unable to proceed to closing of the global settlement, it may seek alternative relief by amending its bankruptcy filing so that it might proceed without regard to the settlement or the pre-packaged plan. In such event, the Fuller-Austin/DynCorp Settlement Agreement would be null and void, and the obligations of the Company with respect to Fuller-Austin asbestos liability, if any, would be subject to determination by the bankruptcy court.

     (b) General Litigation

     The Company has retained certain liability in connection with its 1989 divestiture of its major electrical contracting business, Dynalectric Company ("Dynalectric"). The Company and Dynalectric were sued in 1988 in Bergen County Superior Court, New Jersey, by a former Dynalectric joint venture partner/subcontractor (subcontractor). The subcontractor has alleged that its subcontract to furnish certain software and services in connection with a major municipal traffic signalization project was improperly terminated by Dynalectric and that Dynalectric fraudulently diverted funds due, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter the joint venture, and conspired with other defendants to commit acts in violation of the New Jersey Racketeering Influenced and Corrupt Organization Act. The aggregate dollar amount of these claims has not been formally recited in the subcontractor's complaint. Dynalectric has also filed certain counterclaims against the former subcontractor. The Company and Dynalectric believe that they have valid defenses, and/or that any liability would be offset by recoveries under the counterclaims. The Company and Dynalectric were found by a Special Master to have committed certain discovery abuses, but no monetary amount of sanctions has yet been assessed. The Company and Dynalectric expect to file an appeal with respect to this finding. In late 1997, the state court granted Dynalectric's Motion to Compel Arbitration that originally had been filed in 1988. The arbitration proceeding commenced in July 1998 and concluded October 1, 1998. The ruling of the arbitrator is expected during the fourth quarter, 1998. The Company believes that it has established adequate reserves for the contemplated defense costs and for the cost of obtaining enforcement of arbitration provisions contained in the contract.

     In November, 1994, the Company acquired an information technology business which was involved in various disputes with federal and state agencies, including two contract default actions and a qui tam suit by a former employee alleging improper billing of a federal government agency customer. The Company has contractual rights to indemnification from the former owner of the acquired subsidiary with respect to the defense of all such claims and litigation, as well as all liability for damages when and if proven. In October, 1995, one of the federal agencies asserted a claim against the subsidiary and gave the Company notice that it intended to withhold payments against the contract under which the claim arose. To date, the agency has withheld approximately $3.0 million due the Company under one of the aforementioned disputes. This subsidiary has submitted a demand for indemnification to the former owner of the subsidiary, which has been denied. The subsidiary received an arbitration award confirming that it is entitled to indemnification.

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

     The Company is a party to other civil and contractual lawsuits which have arisen in the normal course of business for which potential liability, including costs of defense, constitute the remainder of the $128.8 million discussed above. The estimated probable liability for these issues is approximately $10.0 million and is substantially covered by insurance. All of the insured claims are within policy limits and have been tendered to and accepted by the applicable carriers. The Company has recorded an offsetting asset (Other Assets) and liability (long-term liability) of $10.0 million at October 1, 1998 and December 31, 1997 for these items.

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

     The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors if the payments exceed allowable costs. Audits have been completed on the Company's incurred contract costs through 1986 and are continuing for subsequent periods. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based on its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by various investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at September 30, 1998 that will have a material adverse effect on the
     Company's consolidated financial position, results of operations or liquidity.

Note 10.  Supplemental Balance Sheet Information

     At October 1, 1998, checks not yet presented for payment of $7.6 million in excess of cash balances were included in accounts payable on the accompanying balance sheet. The Company had sufficient funds available to cover these outstanding checks when they were presented for payment.


Note 11.  Business Segments

     The Company has three reportable segments: Information and Engineering Technology (I&ET), Aerospace Technology (AT) and Enterprise Management
     (EM).

     Revenues, operating profit and identifiable assets by segment are presented below:

                                Three Months Ended         Nine Months Ended
                                ------------------         -----------------
                            October 1,  September 25,   October 1, September 25,
                               1998         1997           1998         1997
                            ---------   -------------   ---------- -------------
Revenues
 I&ET                       $ 88,785    $ 64,161        $240,808     $195,749
 AT                          119,607     111,506         356,020      329,541
 EM                          107,966     108,165         321,005      318,375
                            --------    --------        --------     --------
                            $316,358    $283,832        $917,833     $843,665
                            ========    ========        ========     ========

Operating Profit (a)
 I&ET                         $4,367      $2,791        $ 12,456       $9,603
 AT                            4,684       5,059          13,660       13,019
 EM                            6,727       5,885          17,359       14,838
                            --------    --------        --------     --------
                              15,778      13,735          43,475       37,460

Corporate general and
  administrative               5,015       4,062          15,076       12,855
Interest expense, (net)        3,385       3,267          10,357        9,161
Goodwill amortization            243         389           1,182        1,172
Minority interest included in
  operating profit              (485)       (387)         (1,432)        (997)
Amortization of intangibles of
  acquired companies             645         548           1,001        1,762
Other miscellaneous             (221)       (241)           (616)        (274)
                            --------     --------        --------     --------
Earnings from continuing
  operations before income
  taxes and minority
  interest                    $7,196       $6,097       $ 17,907      $ 13,781
                              ======       ======       ========      ========


                                October 1,                      December 31,
                                   1998                             1997
Identifiable Assets
 I&ET                            $132,320                         $118,016
 AT                                75,986                           75,239
 EM                               101,174                           70,026
 Other (b)                         45,825                           51,575
 Corporate                         49,990                           67,728
                                 --------                         --------
                                 $405,295                         $382,584
                                 ========                         ========



(a)  Defined as  revenue  less  direct and  indirect  costs of  services  of the
       operating   segments.
(b)  Includes  assets  related  to  probable   insurance indemnification
       recoveries pertaining to a former subsidiary
       (See Note 9).

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of DynCorp and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto and the Company's annual report on Form 10-K for the year ended December 31, 1997.

Results of Operations

The Company provides diversified management, technical and professional services to primarily U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the Department of Defense and the Department of Energy, NASA, the Department of State, the Department of Justice and various other U.S., state and local government agencies, commercial clients and foreign governments. The following discusses the Company's results of operations for the three and nine months ended October 1, 1998 and the comparable periods for 1997.

Revenues

Revenues for the third quarter and nine months of 1998 were $316.4 million and $917.8 million, respectively, as compared to $283.8 million and $843.7 million for the comparable periods in 1997, an increase of $32.6 million and $74.1 million, respectively. Information and Engineering Technology (I&ET), Aerospace Technology (AT) and Enterprise Management (EM) reported revenues of $88.8 million, $119.6 million and $108.0 million, respectively, for the third quarter of 1998 as compared to $64.1 million, $111.5 million and $108.2 million for the same quarter in 1997. Revenues for the nine months of 1998 for I&ET, AT and EM were $240.8 million, $356.0 million and $321.0 million, respectively, an increase of $45.1 million, $26.5 million and $2.6 million, respectively, over the same period in 1997. Increases in I&ET's third quarter and nine months revenues were attributable to new Indefinite Delivery/Indefinite Quantity contract awards and sole source contracts for the Department of Defense, Environmental Protection Agency and the Health Care Finance Administration. Increased tasking and level of effort on several existing contracts also contributed to I&ET's third quarter and nine months revenue increases. AT's third quarter revenue increases resulted from new contracts for technical and support services for the Air Force. The nine months revenue increases resulted primarily from three new contract wins in Kuwait, Angola, and Qatar as well as the contract wins with the Air Force. Increased services on existing contracts and the installation of a new information system at Fort Rucker also contributed to the nine months revenue increases. Partially reducing these increases were reduced business volumes on several existing contracts and a contract completion. Revenues increased slightly for EM for the nine months of 1998. Increases in revenues due to new contracts with Department of Justice (Immigration and Naturalization Service), the addition of the operations of a seventh ship in the marine services area, and the acquisition of FMAS
Corporation, a medical outcome measurement and data abstraction services company, were offset by reduced level of services on several contracts due to funding cutbacks as well as completion of several contracts. For the third quarter 1998, decreases in revenues were attributable to the aforementioned completion of several contracts, coupled with the reduction in the level of effort on existing contracts.

In July 1998, EM was informed that its customer at the Rocky Flats location would not exercise the remaining two one-year options on its contract. This event will not have a significant financial impact on 1998. This contract was expected to generate revenues of $35 million to $50 million per year and operating profit of $2.0 million to $3.0 million for the next two years. The award of two significant logistic support contracts from the U.S. Postal Service will partially offset the lost business in those future years.

Cost of Services

Cost of Services for the third quarter and nine months of 1998 was 94.8% and 95.0% of revenue as compared to 95.1% and 95.5% for the comparable periods in 1997. This resulted in gross margins of $16.3 million for the third quarter of 1998 as compared to $14.0 million for the third quarter of 1997 and $45.9 million and $37.6 million for the nine months of 1998 and 1997, respectively. Contract wins and increased level of effort on existing contracts contributed to the improvement in gross margin and offset any decreases attributable to contract losses. Additionally, the Company charged $0.5 million to Cost of Services in the nine months of 1997, representing a partial write-off of certain purchased software as the result of net realization concerns and $0.4 million of residual losses recorded in conjunction with the closure of the Company's operations in Mexico.

Corporate General and Administrative

Corporate general and administrative for the third quarter and nine months of 1998 were $5.0 million and $15.1 million, respectively, as compared to $4.1 million and $13.0 million for the comparable periods in 1997, an increase of $.9 million and $2.1 million, respectively. The increase in third quarter and nine months corporate general and administrative expense primarily resulted from the Company's design and development of a new financial and human resource software packages as described below under Year 2000.

Interest Expense

Interest expense was $3.7 million in the third quarter of 1998, unchanged from the comparable period in 1997. For the nine months of 1998, interest expense was $11.3 million, up $0.7 million compared to $10.6 million for the nine months of 1997, primarily due to higher average debt balance in 1998.

Income Taxes

The provision for income taxes in 1998 and 1997 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The provision for income taxes increased by $1.1 million and $2.2 million for the three and nine months ended October 1, 1998 from the comparable periods in 1997 as a result of the increase in 1998 pre-tax income and an increase in the effective income tax rate. The 1997 effective income tax rate was lower than 1998 due to valuation allowance reversal in 1997. The Company's effective tax rate approximated 40% for the three and nine months ended October 1, 1998.

Backlog

The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $4.4 billion at October 1, 1998 compared to $3.6 billion at December 31, 1997, a net increase of $.8 billion. The increase resulted from new and follow-on business in the nine months of 1998. The backlog at October 1, 1998 consisted of $2.0 billion for AT, $1.4 billion for EM, $1.0 billion for I&ET.

Working Capital and Cash Flow

Working capital, defined as current assets less current liabilities, was $87.4 million at October 1, 1998 compared to $84.2 million at December 31, 1997, an increase of $3.2 million. This increase is primarily the result of an increase in accounts receivable, attributable to increased revenues and start-up of new contracts such as Department of Justice contract for the Immigration and Naturalization Service.

Cash used by operations was $1.8 million in the nine months of 1998, as compared to $11.2 million cash provided in the nine months of 1997, an increase in cash used of $13.0 million. The increase resulted mostly from the aforementioned increases in accounts receivable. Excluding the effect of changes in current assets and liabilities, operating activities produced a positive cash flow of $18.0 million in 1998 as compared to $16.4 million in 1997. The increase in cash flow attributable to increased earnings from continuing operations was partially offset by a decrease in non-cash charges, primarily depreciation and amortization.

Investing activities used funds of $18.1 million in the nine months ended October 1, 1998, principally for the acquisition of FMAS, the purchase of property and equipment, and the purchase of new software for internal use as part of the Company's Year 2000 plan. The Company has capitalized $3.4 million of internal use software and anticipates capitalizing another $8.6 million over the next year. During the nine months of 1997, cash used by investing activities was $8.1 million, principally for the purchase of property and equipment and to fund the Company's 47% interest in an equity investee.

Financing activities provided funds of $1.8 million in the nine months of 1998. During the nine months of 1998, the Company borrowed $43.0 million and repaid $43.0 million of the Contract Receivable Collateralized Class B Variable Rate Notes to finance working capital needs. During the nine months of 1997, financing activities used funds of $2.6 million. The proceeds from the issuance of the 9.5% Senior Notes and the Contract Receivable Collateralized Notes Series 1997-1 were used to retire the Contract Receivable Collateralized Notes Series 1992-1, to a make a loan to the Employee Stock Ownership Plan to fund the purchase of the Class C Preferred Stock, to fund the Company's purchase of common stock and warrants from investors and to pay transaction fees associated with the placement of the Senior Notes.

In the fourth quarter 1998, the Company anticipates a global settlement of the Fuller-Austin Asbestos lawsuits under which the Company would be released from any and all present and future liability for Fuller-Austin asbestos liability in consideration of the transfer of certain Company property and insurance rights to the Fuller Austin bankruptcy trust, and payment to the trust of certain cash considerations. This settlement is expected to use cash of approximately $8.5 million to $10.5 million in the last three months of 1998.

Earnings before Interest, Taxes, Depreciation, and Amortization

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as defined by management, consists of net earnings before income tax provision, net interest expense, and depreciation and amortization. EBITDA represents a measure of the Company's ability to generate cash flows and does not represent net income or cash flows from operating, investing and financing activities as defined by generally accepted accounting principles ("GAAP"). EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measure of financial performance reported in accordance with GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issue discount which are included in "interest expense" in the Consolidated Statements of Operations and included in "amortization and depreciation" in the Consolidated Statements of Cash Flows. Readers are cautioned that the Company's definition of EBITDA may not necessarily be comparable to similarly titled captions used by other companies due to the potential inconsistencies in the method of calculation. The following presentation represents the Company's computation of EBITDA (in thousands):

                                           Three Months Ended  Nine Months Ended
                                           ------------------  -----------------
                                           October  September  October September
                                              1,        25,       1,       25,
                                             1998      1997      1998     1997
                                           -------  ---------  ------- ---------
Net earnings                                $4,026    $4,087    $9,885   $8,433
 Depreciation and amortization               2,375     2,211     6,517    7,254
 Interest expense, net                       3,385     3,267    10,357    9,161
 Income taxes                                2,685     1,623     6,590    4,351
 Amortization of deferred debt  expense       (170)     (169)     (538)    (529)
 Debt issue discount                            (9)       (8)      (26)     (18)
                                           -------   -------   -------  -------
EBITDA                                     $12,292   $11,011   $32,785  $28,652


Year 2000

The "Year 2000" issue ("Y2K") concerns the inability of some computer software and hardware to accommodate "00" in the two digit data field used to identify the year. The principal Y2K risk to the Company would come from an extended failure of one or more of its core systems (financial, payroll, and human resources). The Company's core systems have operated, for the last eight years, on commercial off-the-shelf software in a distributed PC environment.

A Year 2000 analysis of the Company's core systems software has been completed. Key software packages were found to be non-compliant, prompting a replacement of these packages with a new enterprise resource planning software package. The implementation is underway with a projected completion date of September 1999. The implementation phase of the project is on schedule at the end of the third quarter of 1998. Total expenditures for this resystemization as of October 1, 1998 have been $4.3 million. The Company anticipates additional expenditures of more than $14 million in 1998 and 1999, of which $9 million will be capitalized.

In the event the replacement of core systems cannot be completed before the fourth quarter of 1999, a contingency plan calling for installation of an updated compliant version of the Company's current financial software package and remediation of the Company's current human resource and payroll software package, is in place which will assure that the Company's core system will continue to operate.

The core systems assessment included contact with third-party telecommunications, employee benefits, insurance and other providers. Letters have been obtained from these providers which generally state that all are working on the Y2K problem. Follow-up contacts are planned in 1999 to ascertain progress by these providers.

A Year 2000 Program Management Plan has been developed and put in place to address all other Y2K compliance issues. A multifunctional task group is overseeing assessment and remediation or replacement efforts in the areas of core systems, network and office automation and field information and non-information systems. The assessment and remediation/replacement phases are well underway, and no major problems have yet been identified that would materially affect the Company's ability to perform on any of its current contracts. These assessments include third party service providers and other vendors on whom a given contract might depend.

One area of possible vulnerability that is being addressed is the payment capability of the various government payment offices receiving and processing invoices from a given contract site. While the readiness of government financial systems is considered "mission critical" by the government, the specific readiness of many government payment offices is not known. Efforts have been started by the Company to assess this issue.

Another assessment being pursued by contract sites is on government-furnished equipment (GFE). If GFE is critical to performance on a contract and is not compliant, a failure could affect contract performance. While this may not be material to the Company as a whole, individual contracts are ensuring that non-compliant GFE is assessed and remediation responsibilities are delineated.

An employee awareness program has been initiated that is intended to inform employees and managers of the potential for Y2K problems. In addition to creating general awareness, this program is intended to address "home grown" office automation systems and stand alone PC's. None of these types of systems is considered mission critical to the Company as a whole.

Infrastructure items that may have Y2K compliance problems such as desktop workstations, network components, servers, etc., are being systematically repaired or replaced as part of the normal infrastructure replacement strategy. The annual expenditures for these components are not significantly above levels that can be expected in the normal course of business. Depreciation and amortization expenses for the resystemization and for these infrastructure components are allowable costs under government contracts.

The Company held a Y2K symposium during the third quarter for employees that are involved in contract negotiations and implementations as well as employees who purchase technology products for the Company. Recommended clauses for contracts and purchases have been adopted to protect the Company from inappropriate litigation.

In summary, the primary Y2K vulnerability for the Company is possible failure of core systems. The resystemization effort is a top priority within DynCorp with dedicated teams and incentive plans for keeping these employees throughout the project. Contingency plans are in place in the event of a delay. Millennium Coordinators are overseeing the Y2K effort at each business unit, and a multi-functional team headed by the Corporate Chief Information Officer acts as a Y2K steering committee with representation from Internal Audit, Risk Management, the Law Department, Finance, and Resystemization. While assessments are still underway at the contract level, progress is being made to complete assessments and impact analyses during the fourth quarter of 1998.

Forward Looking Statements

This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of future performance, assessment of contingent liabilities and expectations concerning liquidity, cash flow and contract awards. Such forward-looking statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the Company's successful execution of internal performance plans; the outcome of litigation in process; labor negotiations; changing priorities or reductions in the U.S. Government defense budget; and termination of government contracts due to unilateral government action.

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

                                     DYNCORP




Date:  November 13, 1998                            /s/ Patrick C. FitzPatrick
                                                     --------------------------
                                                         P.C. FitzPatrick
                                                        Senior Vice President
                                                     and Chief Financial Officer



Date:  November 13, 1998                               /s/ John J. Fitzgerald
                                                       ----------------------
                                                           J.J. Fitzgerald
                                                   Vice President and Controller