Form 10-K
period 1998-12-31
DYNCORP
filed 1999-03-10
CIK 30770

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                         FORM 10-K

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange
    Act Of 1934

For the fiscal year ended December 31, 1998 or

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

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10,053,118 shares of common stock having a par value of $0.10 per share were outstanding February 25, 1999.

                                TABLE OF CONTENTS
                                       1998
                                    FORM 10-K



Item                                                                     Page


 Part I

 1. Business                                                              1-3
 2. Properties                                                            3
 3. Legal Proceedings                                                     3
 4. Submission of Matters to a Vote of Security Holders                   3

 Part II

 5. Market for the Registrant's Common Stock and Related
      Stockholder Matters                                                 3-5
 6. Selected Financial Data                                               5-6
 7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 6-13
 8. Financial Statements and Supplementary Data
      Report of Independent Public Accountants                            14
      Financial Statements
        Consolidated Balance Sheets
          Assets                                                          15
          Liabilities and Stockholders' Equity                            16
          Consolidated Statements of Operations                           17
          Consolidated Statements of Permanent Stockholders' Equity       18
          Consolidated Statements of Cash Flows                           19
        Notes to Consolidated Financial Statements                        20-38
 9. Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosures                                38

 Part III

 10.Directors and Executive Officers of the Registrant                    39-41
 11.Executive Compensation                                                41-44
 12.Security Ownership of Certain Beneficial Owners and Management        44-45
 13.Certain Relationships and Related Transactions                        45-46

 Part IV

 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K      46-54

                          PART I

ITEM 1. BUSINESS

General Information

    DynCorp (the "Company") provides diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and internationally. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed-price, time-and-material or cost-type contracts depending on the work requirements and other individual circumstances.

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

       Information  and  Engineering  Technology  ("I&ET")  designs,   develops,
       supports and integrates software and hardware systems to provide customers with comprehensive solutions for information management and engineering needs. I&ET also provides software and hardware maintenance, computer center operations, data processing and analysis, database administration, telecommunications support and operations, maintenance and operation of integrated electronic systems, and integration of electronic systems in local and wide area networks. In addition, this business area provides services in support of nuclear safeguards and security research and development. Revenues for 1998, 1997, and 1996 were $332.6 million, $276.4 million, and $265.2 million, respectively.

       Aerospace Technology's ("AT") services include technical and evaluation services at test and training ranges; the design, engineering, and installation of aircraft system upgrades; corrosive repairs and structural modifications that extend airframe life for the aging fleet of military aircraft; ground based logistics support and staff augmentation; engineering and technical services for high-technology space and missile systems programs; and aircraft maintenance, modification, logistics and fleet management. These services are provided to the U.S. Government as well as the United Nations and other foreign organizations at various locations throughout the world depending on the customer's requirements. Revenues for 1998, 1997, and 1996 were $490.2 million, $449.0 million, and $383.3 million, respectively.

       Enterprise Management ("EM") provides full service, "turn-key" solutions for the management, operation and maintenance of federal facilities. EM manages large-scale facilities, using computerized work management and scheduled maintenance systems to perform roads and grounds maintenance, civil engineering and custodial services, landfill recycling, disposal operations, and vehicle and heavy equipment maintenance. Other services of this business unit include testing and evaluation of military hardware systems at government test ranges, collection and processing of data, maintenance of targets, ranges and laboratory facilities, health services, operation of military and commercial ships, developmental testing of complex weapons systems, security systems work, and technology transfer into commercial applications. Revenues for 1998, 1997, and 1996 were $410.9 million, $420.6 million, and $373.0 million, respectively.

Industry Segments

    For business segment reporting, Information and Engineering Technology, Aerospace Technology and Enterprise Management each constitute reportable business segments.

Backlog

    The Company's backlog of business, which includes awards under both prime contracts and subcontracts, as well as the estimated value of option years on government contracts, was $4.1 billion at December 31, 1998, compared to December 31, 1997 backlog of $3.6 billion, a net increase of $0.5 billion. The increase resulted from new contract wins in 1998 and growth in several existing contracts. The backlog at December 31, 1998 consisted of $1.8 billion for AT, $1.7 billion for EM, and $0.6 billion for I&ET compared to December 31, 1997 backlog of $1.4 billion for AT and $1.1 billion for both EM and I&ET. Of the total backlog at December 31, 1998, $3.0 billion is expected to produce revenues after 1999: AT and EM $1.3 billion, and I&ET $0.4 billion.

    Contracts with the U.S. Government are generally written for periods of three to five years with some Federal contracts now being awarded with options up to eight and ten years. Because of appropriation limitations in the federal budget process, firm funding is usually made for only one year at a time, and, in some cases, for periods of less than one year, with the remainder of the years under the contract expressed as a series of one-year options. The Company's experience has been that the Government generally exercises these options. Amounts included in backlog are based on the contract's total awarded value and the Company's estimates regarding the amount of the award that will ultimately result in the recognition of revenue. These estimates are based on the Company's experience with similar awards and similar customers. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and unexercised contract options. Historically, these adjustments have not been significant. In 1998, 72% of the Company's prime contract revenue was from the U.S. Government, 40% attributable to the Department of Defense.

    During 1998, the Company was awarded significant indefinite delivery, indefinite quantity ("IDIQ") contracts with GSA and NASA to provide comprehensive desktop computer, server and intra-center communication support. These contracts were multiple awards and have estimated values in the billions of dollars. The Company's backlog at December 31, 1998 does not include any value for these contracts because the Company has not received any contract tasks and cannot reasonably estimate the future revenues from these contracts.

Competition

    The markets that the Company services are highly competitive. In each of its business areas, the Company's competition is quite fragmented, with no single competitor holding a significant market position. The Company experiences vigorous competition from industrial firms, university laboratories, non-profit institutions, and U.S. Government agencies. Many of the Company's competitors are large, diversified firms with substantially greater financial resources and larger technical staffs than the Company has available. Government agencies also compete with and are potential competitors of the Company because they can utilize their internal resources to perform certain types of services that might otherwise be performed by the Company. A majority of the Company's revenues is derived from contracts with the U.S. Government and its prime contractors, and such contracts are awarded on the basis of negotiations or competitive bids where price is a significant factor.

Foreign Operations

    Activities of the Company presently include providing services in foreign countries under contracts with the U.S. Government, the United Nations, and other foreign customers. None of these foreign operations is material to the Company's financial position or results of operations.

    The risks associated with the Company's foreign operations in regard to foreign currency fluctuation and political and economic conditions in foreign countries have not been significant.

Incorporation

    The Company  was  incorporated  in  Delaware in 1946.  With more than 16,000
employees   worldwide,   the   Company  is  one  of  the   largest
employee-owned companies in the United States.

Employees

    At December 31, 1998, the Company had 15,041 full-time and 1,237 part-time employees. Approximately 3,262 employees were located outside of the United States. Of the Company's U.S. employees, 3,550 are covered by various collective bargaining agreements with labor unions.

    At year-end, the Company had approximately 338 vacant positions, a majority of which were for Information Technology ("IT") professionals. The scarcity of IT professionals is a common predicament within the industry. The Company is actively recruiting to fill these vacancies utilizing extensive advertising, participation in job fairs, sign-on bonuses, and other recruitment incentives.

Forward Looking Statements

    This annual report on Form 10-K contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of future performance, assessment of contingent liabilities and expectations concerning liquidity, cash flow and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the Company's successful execution of internal performance plans; the outcome of litigation in process; labor negotiations; changing priorities or reductions in the U.S. Government defense budget; and termination of government contracts due to unilateral government action.

ITEM 2. PROPERTIES

    The Company is primarily a service-oriented company and, as such, the ownership or leasing of real property is an activity that is not material to an understanding of the Company's operations. The Company owns one office building located in Alexandra, Virginia and, in addition, leases numerous commercial facilities used in connection with the various services rendered to its customers, including its corporate headquarters, a 149,000 square foot facility under a 12-year lease. None of the properties is unique. In the opinion of management, the facilities employed by the Company are adequate for the present needs of the business.

    The Company has signed a lease with the developer of a to-be-constructed building in Reston, Virginia for the 12-year lease of 197,353 square feet of space for consolidation of several offices near the Company's corporate headquarters. Occupancy is anticipated in December 1999. This space will replace some existing space, the leases on which will expire at the end of 1999.

ITEM 3. LEGAL PROCEEDINGS

     This  item  is  incorporated   herein  by  reference  to  Note  21  to  the
Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

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

    Sales of common stock on the Internal Market are made at established prices for the common stock determined pursuant to the formula and valuation process described below (the "Formula Price") to active employees and directors of the Company, subject to state securities regulations, and to the trustees of the Savings and Retirement Plan ("SARP") and the Employee Stock Ownership Plan ("ESOP"), as well as the administrator of the Employee Stock Purchase Plan ("ESPP"), who may purchase shares of common stock for their respective trusts and plans.

    If the aggregate purchase orders exceed the number of shares available for sale, the Company may, but is not obligated to, sell authorized but unissued shares of common stock on the Internal Market. Further, the following prospective purchasers will have priority, in the order listed:

    - the administrator of the ESPP;
    - the trustee of the SARP;
    - eligible employees and directors, on a pro rata basis; and
    - the trustees of the ESOP.

    If the aggregate number of shares offered for sale on the Internal Market is greater than the aggregate number of shares sought to be purchased, offers by stockholders to sell 500 shares or less, or up to the first 500 shares if more than 500 shares are offered, will be accepted first. If, however, there are insufficient purchase orders to support the primary allocation of 500 shares, then the purchase orders will be allocated equally among all of the proposed sellers up to the first 500 shares offered for sale by each seller. Thereafter, a similar procedure will be applied to the next 10,000 shares offered by each remaining seller, and offers to sell in excess of 10,500 shares will then be accepted on a pro-rata basis. As an alternative to this procedure, the Company may, but is not required to, purchase excess shares offered for sale in the Internal Market. All sellers on the Internal Market (other than the Company and its retirement plans) will pay a commission equal to one percent of the proceeds from such sales. Purchasers on the Internal Market pay no commission.

    The market price of the common stock is established pursuant to the valuation process described below, which uses the formula set forth below to determine the Formula Price at which the Common Stock trades in the Internal Market. The Formula Price is reviewed on a quarterly basis, generally in conjunction with Internal Market trade dates.

    The Formula Price per share of common stock is the product of seven times the operating cash flow ("CF"), where operating cash flow is represented by earnings before interest, taxes, depreciation and amortization of the Company for the four fiscal quarters immediately preceding the date on which a price revision is made, multiplied by a market factor ("Market Factor" denoted MF) plus the non-operating assets at disposition value (net of disposition costs) ("NOA"), minus the sum of interest bearing debt adjusted to market and other outstanding securities senior to common stock ("IBD"), the whole divided by the number of shares of common stock outstanding at the date on which a price revision is made, on a fully diluted basis assuming exercise of all outstanding options and shares deferred under a former restricted stock plan ("ESO"). The Market Factor is a numeric factor which reflects existing securities market conditions relevant to the valuation of such stock. The Formula Price of the common stock, expressed as an equation, is as follows:

                                     [(CFx7)MF+NOA-IBD]
                  Formula Price =    ------------------
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


 Quarter Ended                  Formula Price ($)       Market Factor
 -------------                  ----------------        -------------
 December 31, 1995                   14.50                    2.14
 March 28, 1996                      14.50                    2.14
 June 27, 1996                       15.00                    1.36
 September 26, 1996                  16.75                    1.15
 December 31, 1996                   19.00                    1.15
 March 27, 1997                      20.00                    1.27
 June 26, 1997                       20.00                    1.27
 September 25, 1997                  20.00                    1.27
 December 31, 1997                   20.00                    1.23
 April 2, 1998                       21.00                    1.29
 July 2, 1998                        22.50                    1.33
 October 1, 1998                     23.25                    1.30
 December 31, 1998                   20.00                    1.16


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

    There were approximately 665 record holders of DynCorp common stock at December 31, 1998. The DynCorp Employee Stock Ownership Plan Trust owns stock on behalf of approximately 31,600 current and former employees of the Company. In addition, the Company's Savings and Retirement Plan holds 554,192 shares. Cash dividends have not been paid on the common stock since 1988.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents summary selected historical financial data derived from the audited Consolidated Financial Statements of the Company for each of the five years presented. During these periods, the Company paid no cash dividends on its Common Stock. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K. (Dollars in thousands, except per share data.)


                                                                   Years Ended December 31,
                                                    1998 (a)     1997(b)     1996(c)        1995(d)   1994(e)(f)
                                                  -----------  ----------  ----------       -------   ----------
Statement of Operations Data:
Revenues                                          $1,233,707   $1,145,937  $1,021,453      $908,725     $818,683
Cost of services                                  $1,173,151   $1,096,246  $  970,163      $871,317     $783,121
Corporate general and administrative              $   18,630   $   17,785  $   18,241      $ 18,705     $ 16,887
Interest expense                                  $   14,144   $   12,432  $   10,220      $ 14,856     $ 14,903
Earnings from continuing operations
  before extraordinary item and certain
  other expenses (g)                              $   15,585   $   15,579  $   12,774      $ 12,974     $  1,966
Earnings (loss) from continuing operations
  before extraordinary item (h)                   $   15,055   $    7,422  $   11,949      $  5,274     $   (352)
Net earnings (loss)                               $   15,055   $    7,422  $   14,629      $  2,368     $(12,831)
Common stockholders' share of earnings (loss)     $   15,055   $    7,422  $   12,345      $    453     $(14,437)
EBITDA (i)                                        $   45,226   $   29,274  $   34,948      $ 17,841     $ 25,933
Earnings (loss) per share from continuing
  operations before extraordinary
  item for common stockholders
    Basic                                         $    1.47    $     0.83$         1.14 $      0.40    $   (0.29)
    Diluted                                       $    1.43    $     0.70$         0.82 $      0.29    $   (0.29)
Common stockholders' share of earnings (loss)
    Basic                                         $    1.47    $     0.83$         1.46 $      0.05    $   (2.12)
    Diluted                                       $    1.43    $     0.70$         1.05 $      0.04    $   (2.12)
Balance Sheet Data:
Total assets                                      $  379,238   $  390,122 $   368,752      $375,490     $396,000
Long-term debt excluding current maturities       $  152,121   $  152,239 $   103,555      $104,112     $230,444
Redeemable common stock                           $  183,861   $  154,840 $   139,322      $135,894     $130,828


(a) 1998 includes reversal of $670 reserve for asbestos litigation (see notes 14 and 21(a)), $1,177 accrual for subcontractor suit (see notes 14 and 21(a)), reversal of $2,500 reserve for contract compliance issues, and $2,159 expense for the replacement of core systems.
(b) 1997 includes $7,800 accrual of costs related to asbestos litigation (see Notes 14 and 21(a)), $2,488 reversal of income tax valuation allowance and $2,055 reversal of accrued interest related to IRS examinations and potential disallowance of deductions (see Note 15).
(c) 1996 includes $3,299 accrual for supplemental pension and other fees payable to retiring officers and a member of the Board of Directors (see
     Note 14), $1,286 write-off of cost in excess of net assets acquired of an unconsolidated subsidiary (see Note 14), $1,250 credit for a revised estimate of the ESOP Put Premium (see Notes 7 and 14) and $4,067 reversal of income tax valuation allowance (see Note 15).
(d) 1995 includes $7,707 reversal of income tax valuation allowance, $4,362 accrued for losses and reserves related to the Company's Mexican operation, $2,400 accrual of legal fees related to the defense of a lawsuit filed by a subcontractor of a former electrical contracting subsidiary and $5,300 accrued for uninsured costs related to claims against a former subsidiary for alleged use of asbestos containing products.
(e) Restated for the discontinuance of the Commercial Aviation business.
(f) 1994 includes $3,250 write-off of investment in unconsolidated subsidiary, $2,665 accrual of legal fees related to the defense of a lawsuit filed by a subcontractor of a former electrical contracting subsidiary, $1,830 credit for reversal of legal costs associated with an acquired business and $4,069 reversal of income tax reserves.
(g) Certain other expenses include costs and expenses associated with divested businesses of $530 in 1998, $8,157 in 1997, $825 in 1996, $7,700 in 1995,
     and $2,318 in 1994 (see Note 14).
(h) The extraordinary loss in 1995 of $2,886 resulted from the early extinguish-ment of debt.
(i) EBITDA (earnings from continuing operations before extraordinary item and before interest, taxes, depreciation and amortization), while not a measure under generally accepted accounting principles ("GAAP"), is a standard measure of financial performance in industry. EBITDA should not be considered in isolation or as an alternative to net earnings (loss), earnings (loss) from continuing operations, cash flows from operating activities, or any other measure of performance under GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issuance discount which are included in "interest expense" in the Consolidated Statements of Operations and included in "depreciation and amortization" in the Consolidated Statements of Cash Flows. Amortization of deferred debt expense was $721 in 1998, $706 in 1997, $829 in 1996, and $743 in 1995.
     Amortization of debt issuance discount was $36 in 1998 and $26 in 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    The following discussion and analysis provides information management believes is relevant to an assessment and understanding of DynCorp and subsidiaries' (collectively, the Company) consolidated results of operations and financial condition for the three years ended December 31, 1998. The discussion should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes.

Overview

    The Company provides diversified management, technical, and professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the Department of Defense and the Department of Energy, NASA, the Department of State, the Department of Justice, and various other U.S., state, and local government agencies, commercial clients and foreign governments.

Revenue and Operating Profit

    In 1998, revenue increased by $87.8 million, or 7.7%, from 1997 compared to a $124.5 million, or 12.2% increase in 1997 revenue over 1996. Operating profit, defined as the excess of revenues over operating expenses and certain nonoperating expenses, increased by $9.1 million, or 18.7% from 1997 compared to a $2.6 million, or 5.1% decrease in 1997 operating profit from 1996. The operating profit was $57.7 million, $48.6 million, and $51.2 million in 1998, 1997, and 1996, respectively.

    Aerospace Technology ("AT") revenues were $490.2 million in 1998 compared to $449.0 million in 1997, an increase of $41.2 million or 9.2%. Operating profit increased by $2.3 million to $19.1 million, or 13.7% from $16.8 million in 1997. The increase in both revenues and operating profit was attributable to new contract wins and growth in several existing contracts. The AT business unit was awarded a new contract with the United Nations to provide support services in Angola, new Department of State contracts providing protective services in Kosovo, Bosnia, and Haiti, and a contract with Kuwait providing repair and maintenance on jets. A new contract, which became operational in the fourth quarter, providing technical and support services for the United States Air Force also contributed to AT's growth. Increased services on existing contracts and the development and installation of a new information system at Fort Rucker also contributed to the twelve months revenue increase. Partially offsetting these increases in revenues were reduced business volumes in the System Engineering and Technical Services Area. This reduction was the result of several contract completions and the lack of new contract wins for this area.

    The AT business unit increased backlog by 28.6% to $1.8 billion at December 31, 1998 over 1997, primarily due to the aforementioned contract wins and winning a contract recompetition at Fort Rucker Army base. Management believes the growth experienced in the AT business area in 1998 will continue into 1999. However, the nature of the procurement process and the volume of the Company's business, which is subject to recompetition annually, can have a dramatic impact on revenues and operating profit. Additionally, the U.S. Government has the right to terminate contracts for convenience or may reduce the volume of services provided.

    Aerospace Technology revenues increased 17.0% to $449.0 million in 1997 as compared to $383.3 million in 1996. Operating profit increased by 24.9% from $13.5 million in 1996 to $16.8 million in 1997. Increased level of effort on State Department contracts in support of the government's drug eradication program and the Haitian peacekeeping initiative, which were awarded late in 1996 but were fully operational in 1997, contributed significantly to the increase in both revenues and operating profit. Additionally, numerous smaller contract awards further added to AT's increased revenues and improved operating margin. Other existing contracts, one with the Air Force to provide maintenance and repair work on DoD weapons systems and equipment at various locations worldwide and another with the Army to maintain a fleet of rotary-wing aircraft, further augmented AT's revenues.

    Enterprise Management ("EM") revenues were $410.9 million in 1998 compared to $420.6 million in 1997, a decrease of $9.7 million or 2.3%. Operating profit, however, increased by $2.5 million, or 12.8% to $22.8 million from $20.3 million in 1997. The slight decrease in revenue resulted from reduced level of services on several contracts due to funding cutbacks as well as the completion of several contracts. Partially offsetting the lost business were new contracts with the Department of Justice (Immigration and Naturalization Service), the addition of the operations of two more ships in the marine services area, and the acquisition of FMAS Corporation, a medical outcome measurement and data abstraction services company.

    The increase in EM's operating profit resulted from increased margins on the new business noted above. EM also received an award fee on one of its contracts, which was greater than previously accrued, and enjoyed good performance from most on-going contracts.

    In July 1998, EM was informed that its customer at the Rocky Flats location would not exercise the remaining two one-year options on its contract. This event did not have a significant financial impact on 1998. This contract was expected to generate revenues of $35.0 to $50.0 million per year and operating profit of $2.0 to $3.0 million for the next two years. The award of two significant logistic support contracts from the U.S. Postal Service will partially offset the lost business in those future years.

    EM reported increased revenues of $420.6 million in 1997 as compared to $373.0 million in 1996, up 12.8%. Operating profit increased $2.6 million or
14.7 % to $20.3 million from $17.7 million in 1996. A large Department of Energy subcontract to provide facility and infrastructure support at the DoE's Hanford, Washington site, as well as other new business and contract wins, all contributed significantly to EM's revenues and operating profit increases in 1997.

    The EM business unit increased backlog by 54.5% to $1.7 billion at December 31, 1998 over 1997, primarily due to the aforementioned contract wins, and the acquisition by EM of FMAS. Management expects revenues for 1999 to be approximately the same as 1998 revenues. However, the nature of the procurement process and the volume of the Company's business, which is subject to recompetition annually, can have a dramatic impact on revenues and operating profit. Additionally, the U.S. Government has the right to terminate contracts for convenience or may reduce the volume of services provided.

    Information and Engineering Technology's ("I&ET") revenues were $332.6 million in 1998, a 20.3% increase over 1997 revenues of $276.4 million.
Operating profit increased $4.2 million, or 36.5% to $15.7 million from $11.5 million in 1996. The increases in revenues and operating profit were attributable to new indefinite delivery/indefinite quantity ("IDIQ") contract tasks and sole source contracts for the Department of Defense, Environmental Protection Agency, and the Health Care Finance Administration. Increased volume on a subcontract to the U. S. Postal Service, new state contract business, and increased tasking and level of effort on several existing contracts also contributed to I&ET's revenue and operating profit increases.

    I&ET's 1997 revenues of $276.4 million were a 4.2% increase over 1996 revenues of $265.2 million; however, operating profit declined $8.5 million to $11.5 million from $20.0 million in 1996. Increases in revenue attributable to numerous IDIQ contract awards, the acquisition of Data Management Design, Inc. ("DMDI") in June of 1996 and other new business ventures were partially offset by the phase-out of a large contract with the U.S. Postal Service. Operating profit was adversely impacted by a number of factors including contract losses, start-up costs, and software development costs incurred in support of new businesses, poor performance attributable to the DMDI business as well as other contracts acquired late in 1996 and fee disputes. Further eroding operating profit was the write-off of software, which the Company acquired late in 1996 in order to bid a contract that was not subsequently awarded to the Company. Additionally, many of the new IDIQ contracts awarded required increased administrative oversight and sales effort and yield lower profit margins than sole source direct contract awards which have historically constituted the majority of the Company's business.

    Management believes I&ET's revenues will continue showing growth in 1999. However, there are no assurances, because the contract base comprises many IDIQ contracts which require continuous marketing. Additionally, the U.S. Government has the right to terminate contracts (including orders under IDIQ contracts) for convenience.

Corporate General and Administrative

    Corporate general and administrative expenses increased in 1998 by $0.8 million, or 4.5% over 1997, to $18.6 million as compared to $17.8 million and $18.2 million in 1997, and 1996, respectively. Corporate general and administrative expense as a percentage of revenue was 1.5% in 1998, 1.6% in 1997, and 1.8% in 1995. The higher expense in 1998 was primarily the result of the Company's design and development of new financial and human resource software packages, as discussed below under Year 2000. The expenses, $2.2 million for the resystemization effort, and increases in other expenses were offset by the $2.5 million reversal of reserves for old contract compliance issues, which were settled in the Company's favor during 1998. The comprehensive resystemization effort is projected to add approximately $4.2 million to corporate general and administrative expense in 1999. The reduction, as a percentage of revenue, in corporate general and administrative expense was primarily the result of increased revenues that did not require any incremental increases to general and administrative expenses.

Interest Expense and Interest Income

    Interest expense was $14.1 million in 1998, up from $12.4 million in 1997. The increase is due to the greater level of outstanding indebtedness throughout 1998. The average level of outstanding indebtedness was $163.0 million in 1998, as compared to $150.9 million in 1997. Levels of indebtedness increased due to the FMAS acquisition, payments to settle the Fuller-Austin bankruptcy, and growth requirements (see working capital and cash flow discussion). Offsetting the increase in interest expense attributable to the greater level of outstanding indebtedness was a refund of $0.7 million of interest assessed in prior years by the Internal Revenue Service on the Company's Federal income taxes.

    Interest expense in 1997 was $12.4 million, up from $10.2 million in 1996. The Company issued $100.0 million of 9 1/2% Senior Notes in March 1997 and $50.0 million of 7.486% Contract Receivable Collateralized Notes in April 1997, utilizing the proceeds to retire the maturing $100.0 million of 8.54% Contract Receivable Collateralized Notes and to repurchase certain of the Company's common stock and warrants. Offsetting the increase in interest expense attributable to the newly issued debt was the reversal of $2.1 million of interest related to the Internal Revenue Service's examination and the potential disallowance of certain deductions.

    Interest income was $1.6 million, $2.0 million, and $1.8 million in 1998, 1997, and 1996, respectively. The fluctuations are primarily attributable to the balance of cash and short-term investments throughout any given year. The twelve-month average balance of cash and short-term investments was $10.9 million in 1998, $25.0 million in 1997, and $20.0 million in 1996, resulting in higher interest yields in 1997 and 1996 than in 1998.

Other Expense

    Other expense decreased in 1998 by $7.6 million or 74.0% to $2.7 million in 1998 compared to $10.3 million and $5.5 million in 1997 and 1996, respectively. The lower expense in 1998 mostly resulted from a nonrecurring charge in 1997 for a $7.8 million increase in reserves for asbestos litigation resulting from a subsidiary's agreement in principle to settle globally approximately 11,000 pending asbestos personal injury claims and unknown future claims pursuant to
Section 524(g) of the U.S. Bankruptcy Code and a related contingent settlement agreement between the Company and the subsidiary for the release of the Company from any subsidiary asbestos liability (see Notes 14 and 21(a) to the Consolidated Financial Statements and the discussion of "Liquidity and Capital Resources" which follows). In 1996, other expense included nonrecurring costs related to the retirement of several of the Company's officers as well as the write-off of cost in excess of assets associated with a minority investment (see
Note 14 to the Consolidated Financial Statements).

Income Taxes

    The provision for income taxes is based on reported earnings, adjusted to reflect the impact of temporary differences between the book value of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In 1998 the Company reversed foreign taxes provided in prior years due to their expected utilization as foreign tax credits. Additionally, $2.5 million and $4.1 million of tax valuation reserves were reversed in 1997 and 1996, respectively. Based on current projections, management estimates tax payments, net of tax refunds, of $13.0 million in 1999.

    No valuation allowance for deferred federal tax assets was deemed necessary at December 31, 1998. The Company has provided a valuation allowance for deferred state tax assets of $4.7 million at December 31, 1998 due to the uncertainty of achieving future earnings in either the time frame or in the particular state jurisdiction needed to realize the tax benefit.

Working Capital and Cash Flows

    Working capital, defined as current assets less current liabilities, was $90.7 million at December 31, 1998 compared to $90.4 million at December 31, 1997, an increase of $0.3 million. This increase is primarily the result of an increase in accounts receivable, attributable to increased revenues as discussed above, and slow collections on several contracts due to start-up of new contracts. The ratio of current assets to current liabilities at December 31, 1998 was 1.48 compared to 1.58 at December 31, 1997. The slight decrease resulted from higher levels of short-term borrowing at December 31, 1998 compared to December 31, 1997. The increase in accounts receivable, the acquisition of FMAS, and the Fuller-Austin bankruptcy settlement contributed to the need for the higher levels of short-term borrowing.

    Cash used by operations was $7.8 million in 1998 as compared to $9.9 million provided by operations in 1997, an increase in cash used of $17.7 million. The increase resulted mostly from the aforementioned increases in accounts receivable. Also contributing to the increase in cash used by operations was the settlement of the Fuller-Austin bankruptcy, which used $8.5 million. In 1997, cash provided by operations increased by $5.1 million from $4.8 million cash provided by operations in 1996. The increase was attributable to the absence in 1997 of tax payments related to the gain on the 1995 sale of the Commercial Aviation business offset by a decrease in net earnings in 1997 compared to 1996.

    Investing activities used funds of $20.1 million in 1998, principally for the acquisition of FMAS, the purchase of property and equipment, and the purchase of new software for internal use as part of the Company's Year 2000 plan. The Company has capitalized $5.7 million of internal use software and anticipates capitalizing another $4.9 million over the next year. In 1997, investing activities used funds of $8.3 million, attributable to the purchase of property and equipment, funding of the Company's 47% interest in a minority owned company, and a loan to the same company. In 1996, cash of $2.7 million was provided, with additional proceeds from the sale of the Commercial Aviation business, as well as the release of cash on deposit as collateral for letters of credit partially offset by acquisitions and capital expenditures.

    Financing activities provided funds of $7.4 million in 1998. The proceeds from the draw on the Class B Notes were used to fund working capital needs. In 1997, financing activities utilized funds of $3.0 million. The proceeds from the issuance of the 9 1/2% Senior Notes and the 7.486% Contract Receivable Collateralized Notes were used to retire the maturing 8.54% Contract Receivable Collateralized Notes, to make a loan to the ESOP to fund the purchase of the Class C Preferred Stock, to fund the Company's purchase of common stock and warrants from certain investors, and to pay transaction fees associated with the placement of the Senior Notes and amendments to the terms of the Company's revolving line of credit. In 1996, $11.8 million of cash was used for financing activities, principally the purchase of treasury shares, but also payment on indebtedness and fees associated with securing a line of credit.

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

    On January 23, 1997, the Company entered into an agreement with Capricorn Investors, L.P. ("Capricorn") in which Capricorn agreed to waive its rights to nominate directors of the Company and also waived certain voting rights of the Company's then outstanding Class C Preferred Stock. In return for these waivers, the Company paid a fee and authorized Capricorn to distribute a substantial portion of the shares of common stock and warrants and all of the outstanding shares of Class C Preferred Stock to its investors. On February 5, 1997, the Employee Stock Ownership Trust purchased from certain of these investors all of the Company's Class C Preferred Stock. The ESOP subsequently converted the Class C Preferred Stock into common shares and common share warrants and exercised the related warrants. Concurrently with the ESOP's purchase, the Company acquired a sizable number of its outstanding common shares and common stock warrants from other Capricorn investors. The purchase price of these securities was $56.4 million ($19.55 per common share or warrant), of which half, $28.2 million, was paid in cash ($9.3 million and $18.9 million, was paid by the ESOP and the Company, respectively) and short-term notes were issued for the balance (notes issued by the ESOP and the Company were $9.3 million and $18.9 million, respectively).

    The Company engaged in the aforementioned equity repurchases in order to eliminate the potential effect of certain preferential voting rights given the Class C Preferred Stock in the Company's certificate of incorporation; to reduce the outstanding and fully diluted equity of the Company; to provide treasury shares for future issuance to employees under the Company's various compensation and benefit plans without the need for issuance of new shares; and to provide additional shares for the ESOP, which can only acquire shares by purchase from the Company or other stockholders. The ESOP's purpose for engaging in the aforementioned transaction was to acquire shares for the allocation to participants' accounts in 1997 and 1998. In addition to converting a portion of the Company's total capitalization from equity capitalization to debt capitalization, the transactions reduced the Company's fully diluted equity, thus improving the Company's diluted earnings per share.

    On March 17, 1997, the Company closed on the issuance of $100.0 million of 9 1/2% Senior Subordinated Notes due 2007 (see Note 5 to the Consolidated Financial Statements). On April 18, 1997, the Company's wholly owned subsidiary Dyn Funding Corporation ("DFC") entered into agreements with Prudential
Insurance Company of America and Columbine Life Insurance Company, Inc. to purchase from DFC up to $140.0 million of Contract Receivable Collateralized Notes, Series 1997-1. A five-year $50.0 million Class A Fixed Rate Note, bearing interest at 7.486% was issued at closing and a $90.0 million Class B Variable Rate Note was also issued (see Note 5 to the Consolidated Financial Statements). The proceeds from these transactions were used to retire the maturing Contract Receivable Collateralized Notes, to pay the Company's short-term notes and make a loan to the ESOP to enable it to pay the short-term notes (plus accrued interest) issued to certain Capricorn investors and to pay various transaction fees.

    At December 31, 1998, the Company's debt totaled $160.3 million compared to $152.7 million at December 31, 1997. The increase resulted from higher levels of short-term borrowing contributed by the FMAS acquisition, the Fuller-Austin bankruptcy, and increases in accounts receivable, as previously noted.

    At December 31, 1998, $87.9 million of accounts receivable were restricted as collateral for the 7.486 % Contract Receivable Collateralized Notes (the "Notes"). At December 31, 1998, $1.5 million of cash was restricted as collateral for the Notes and has been included in Other Assets on the accompanying Consolidated Balance Sheet.

    The Company had a $15.0 million line of credit that it utilized throughout 1998, never exceeding $8.9 million in borrowings at any given point in time. At December 31, 1998, there was $0.9 million borrowings under this line of credit. The facility does provide credit support for letters of credit, and at December 31, 1998, the amount available for borrowing was reduced by $6.1 million due to the collateralization of outstanding letters of credit.

    The Company also has available up to $90.0 million of Floating Rate Contract Receivable Collateralized Notes, Series 1997-1, Class B (the "Class B Notes") under the April 1997 indenture. At December 31, 1998, the Company had sufficient unused receivable collateral to draw down approximately $68.0 million. The notes, when drawn, bear interest at the LIBOR rate plus 70 basis points and two business days are required to access the funds. At December 31, 1998, $7.0 million was outstanding on the Class B Notes.

    The Company has embarked on a comprehensive resystemization effort (see "Year 2000") and had expenditures in 1998 of $7.9 million, of which $5.7 million was capitalized and $2.2 million was expensed. The Company is projecting expenditures in 1999 of $10.8 million. The resystemization will necessitate replacing most of the Company's desktop workstations over the next two years, at a cost of approximately $4.0 million annually through 2000.

    The Board of Directors has issued an enabling resolution that provides for the repurchase of up to 500,000 shares of the Company's common stock at a price not to exceed the current market price, subject to all applicable financial covenants. Management continuously reviews alternative uses of excess cash and debt capacity in terms of acquisitions, dividends, repurchase of shares and other financial matters.

    The Company anticipates contributing approximately $13.0 million in cash to the Employee Stock Ownership Plan ("ESOP") in 1999. The amount of the Company's annual contribution to the ESOP is determined by and within the discretion of the Board of Directors and may be in the form of cash, common stock, or other qualifying securities. In accordance with ERISA requirements and the ESOP documents, in the event that an employee participating in the ESOP is terminated, retires, dies, or becomes disabled while employed by the Company, the ESOP Trust or the Company is obligated to repurchase shares of common stock distributed to such former employee under the ESOP ("ESOP Participant Puts"), until such time as the common stock becomes "readily tradable stock," as defined in the ESOP plan document. (See Note 7 to the Consolidated Financial Statements.)

    To the extent the ESOP Participant Puts, debt service, administrative expenses, and interest exceed the Company's 1999 contribution, the Company will fund the ESOP Participant Puts by former employees. The Company projects these payments to be $1.0 to $2.0 million in 1999.

    In conjunction with the acquisition of Technology Applications, Inc. in November 1993, the Company issued put options on 125,714 shares of common stock. On January 12, 1999, the holder exercised the put option on those 125,714 shares at a price of $24.25 per share. The Company's repurchase of this common stock used cash of $3.0 million.

    On December 10, 1998, pursuant to the terms of a Global Settlement Agreement among the Company, its wholly- owned inactive subsidiary, Fuller-Austin Insulation Company ("Fuller-Austin"), a committee representing various asbestos claimants, and the legal representative of unknown future asbestos claimants, the Company transferred and conveyed all of its interests in Fuller-Austin to an unrelated independent bankruptcy settlement trust ("Trust") established in accordance with Section 524(g) of the U.S. Bankruptcy Code. The Trust was established pursuant to a Confirmation Order entered jointly on November 13, 1998 by the United States District and Bankruptcy Courts in Wilmington, Delaware. The Trust is part of a Plan of Reorganization of Fuller-Austin approved in the Confirmation Order for the resolution of present and future asbestos personal injury and other claims against Fuller-Austin. In consideration of the transfer and certain other payments by DynCorp to the Trust aggregating approximately $8.5 million (a portion of which was recorded in prior years including $7.8 million reserved by the Company in 1997 in anticipation of the Global Settlement), both the Trust and Fuller-Austin have given DynCorp full indemnification with respect to all present and future asbestos claims arising from the operations of Fuller-Austin. The Confirmation Order also channels all present and future asbestos claims related to Fuller-Austin's operations to the Trust. (See Note 21(a) to the Consolidated Financial Statements for the history of the Fuller-Austin asbestos claims and other circumstances related to the Global Settlement and Fuller-Austin bankruptcy filing.)

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

    A Year 2000 analysis of the Company's core systems software has been completed. Key software packages were found to be non-compliant, prompting a replacement of these packages with a new software package. The implementation is underway with a projected completion date of December 1999. The implementation phase of the project is on schedule at the end of the fourth quarter of 1998. Total expenditures for this resystemization as of December 31, 1998 have been $7.9 million. The Company anticipates additional expenditures in excess of $10.8 million in 1999.

    In the event the replacement of core systems cannot be completed before the end of the fourth quarter of 1999, a contingency plan calling for installation of an updated compliant version of the Company's current financial software package and remediation of the Company's current human resource and payroll software package is in place which will ensure that the Company's core systems will continue to operate.

    The core systems assessment included contact with third-party telecommunications, employee benefits, insurance, and other providers. Letters have been obtained from these providers, who generally state that they are working on the Y2K problem. Follow-up contacts are planned in 1999 to ascertain progress by these providers.

    A Year 2000 Program Management Plan has been developed and put in place to address other Y2K compliance issues. A multifunctional task group is overseeing assessment and remediation or replacement efforts in the areas of core systems, network and office automation, and field information and non-information systems. The assessment and remediation/replacement phases are well under way, and no major problems have yet been identified that would materially affect the Company's ability to perform on any of its significant contracts. These assessments include third-party service providers and other vendors on whom a given contract might depend.

    One area of possible vulnerability that is being addressed is the payment capability of the various government payment offices receiving and processing invoices from a given contract site. While the readiness of government financial systems is considered "mission critical" by the government, the specific readiness of many government payment offices is not known. Efforts have been started by the Company to assess this issue. A letter received in late December from the Defense Finance and Accounting Service office in Arlington, Virginia, stated that 77% of the payment offices are Y2K compliant, with 100% compliance expected by March 31, 1999.

    Another assessment being pursued by contract sites is on government-furnished equipment (GFE). If GFE is critical to performance on a contract and is not compliant, a failure could affect contract performance. While this may not be material to the Company as a whole, individual contracts are ensuring that non-compliant GFE is assessed and remediation responsibilities are delineated.

    An employee awareness program was initiated in mid-1998 that is intended to inform employees and managers of the potential for Y2K problems. In addition to creating general awareness, this program is intended to address "home grown" office automation systems and stand alone PC's. None of these types of systems is considered mission critical to the Company as a whole.

    Infrastructure items that may have Y2K compliance problems such as desktop workstations, network components, and servers, are being systematically repaired or replaced as part of the normal infrastructure replacement strategy. The annual expenditures for these components are not significantly above levels that can be expected in the normal course of business. Depreciation and amortization expenses for the resystemization and for these infrastructure components are allowable costs under government contracts.

    The Company held a Y2K symposium during the third quarter of 1998 for employees that are involved in contract negotiations and implementations as well as employees who purchase technology products for the Company. Recommended clauses for contracts and purchases have been adopted and are being used to protect the Company from inappropriate litigation.

    In summary, the primary Y2K vulnerability for the Company is possible failure of core systems. The resystemization effort is a top priority within DynCorp, with dedicated teams and incentive plans for keeping these employees throughout the project. Contingency plans are in place in the event of a delay. Millennium Coordinators are overseeing the Y2K effort at each business unit, and a multi-functional team of executives, headed by the Y2K Program Director and chaired by the Corporate Chief Information Officer acts as a Y2K steering committee. This team includes representation from Internal Audit, Risk Management, the Law Department, Finance, and Resystemization. While assessments are still underway at the contract level, progress is being made to complete assessments and impact analyses in the first half of 1999.

Environmental Matters

    Neither the Company nor any of its subsidiaries has been named as a Potentially Responsible Party (as defined in the Comprehensive Environmental Response, Compensation, and Liability Act) at any site. The Company has incurred costs for the installation and operation of a soil and water remediation system and for the clean up of environmental conditions at certain other sites (see
Note 21(b) to the Consolidated Financial Statements). The Company's liability, in the aggregate, with respect to these matters is not deemed to be material to the Company's results of operations or financial condition.

Market Risk

    The Company's only use of derivative financial instruments is to manage its exposures to fluctuations in interest rates and foreign exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. At December 31, 1998, the amounts of such derivative financial instruments, as well as the amounts of gains and losses recorded during the year, were not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to this item is contained in the Company's Consolidated Financial Statements and Financial Statement Schedules included elsewhere in this Annual Report on Form 10-K.

                 Report of Independent Public Accountants

To DynCorp:

We have audited the accompanying consolidated balance sheets of DynCorp (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, permanent stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynCorp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

Washington, D.C.,
February 26, 1999                                /s/  Arthur Andersen LLP

                                                      ARTHUR ANDERSEN LLP


                                                       DynCorp and Subsidiaries
                                                      Consolidated Balance Sheets
                                                            (In thousands)

                                                                                     December 31,
                                                                                  1998         1997
                                                                                  ----         ----
Assets
------
Current Assets:
   Cash and cash equivalents                                                 $  4,088        $ 24,602
   Accounts receivable and contracts in process, net                          258,216         202,758
   Inventories of purchased products and supplies,
     at lower of cost (first-in, first-out) or market                             769           1,090
   Prepaid income taxes                                                         4,204           6,702
   Other current assets                                                        11,025          11,969
                                                                             --------        --------
      Total Current Assets                                                    278,302         247,121


Property and Equipment, at cost:
   Land                                                                           621           1,621
   Buildings and leasehold improvements                                        11,845          11,659
   Machinery and equipment                                                     33,616          28,752
                                                                             --------        --------
                                                                               46,082          42,032
   Accumulated depreciation and amortization                                  (27,538)        (22,412)
                                                                             --------        --------
      Net Property and Equipment                                               18,544          19,620
                                                                             --------        --------

Intangible Assets, net of accumulated amortization                             57,847          47,049

Other Assets                                                                   24,545          76,332
                                                                             --------        --------

Total Assets                                                                 $379,238        $390,122
                                                                             ========        ========



See accompanying notes to the consolidated financial statements.



                                                       DynCorp and Subsidiaries
                                                      Consolidated Balance Sheets
                                                 (In thousands, except share amounts)

                                                                                     December 31,
                                                                                  1998         1997
                                                                                  ----         ----
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Notes payable and current portion of long-term debt                      $   8,145       $     450
   Accounts payable                                                            66,885          46,109
   Deferred revenue and customer advances                                       2,542           2,947
   Accrued income taxes                                                         1,934           1,619
   Accrued expenses                                                           108,117         105,627
                                                                              -------         -------
      Total Current Liabilities                                               187,623         156,752

Long-term Debt                                                                152,121         152,239

Deferred Income Taxes                                                          12,498          14,060

Other Liabilities and Deferred Credits                                         15,146          69,845

Contingencies and Litigation                                                        -               -

Temporary Equity:
 Redeemable common stock at redemption value
  ESOP shares, 7,082,422 and 6,887,119 shares issued
    and outstanding in 1998 and 1997, respectively,
    subject to restrictions                                                   180,812         151,823
  Other, 125,714 shares issued and outstanding in 1998 and 1997                 3,049           3,017

Permanent Stockholders' Equity:
  Common stock,  par value ten cents per share,  authorized  20,000,000  shares;
    issued 4,976,423 shares in 1998
    and 4,784,770 shares in 1997                                                  498             478
 Common stock warrants                                                              -           1,259
 Paid-in Surplus                                                              127,206         125,412
 Reclassification to temporary equity for redemption value                   (183,140)       (154,138)
 Deficit                                                                      (78,782)        (93,837)
 Common stock held in treasury, at cost; 2,005,728 shares
   in 1998 and 1,677,511 shares and 170,716 warrants in 1997                  (35,640)        (28,703)
 Unearned ESOP shares                                                          (2,153)         (8,085)
                                                                             --------        --------
Total Liabilities and Stockholders' Equity                                   $379,238        $390,122
                                                                             ========        ========



See accompanying notes to the consolidated financial statements.



                                                       DynCorp and Subsidiaries
                                                 Consolidated Statements of Operations
                                                    For the Years Ended December 31
                                               (In thousands, except per share amounts)

                                                                                    1998           1997           1996
                                                                                    ----           ----           ----
Revenues                                                                          $1,233,707     $1,145,937     $1,021,453
                                                                                  ----------     ----------     ----------

Costs and expenses:
  Cost of services                                                                 1,173,151      1,096,246        970,163
  Corporate general and administrative                                                18,630         17,785         18,241
  Interest expense                                                                    14,144         12,432         10,220
  Interest income                                                                     (1,600)        (2,018)        (1,752)
  Other expense                                                                        2,687         10,349          5,474
                                                                                  ----------     ----------     ----------
    Total costs and expenses                                                       1,207,012      1,134,794      1,002,346
                                                                                  ----------     ----------     ----------

Earnings from continuing operations before income taxes and
 minority interest                                                                   26,695         11,143         19,107
  Provision for income taxes                                                          9,559          2,282          5,893
                                                                                  ----------     ----------     ----------

Earnings from continuing operations before minority interest                          17,136          8,861         13,214
  Minority interest                                                                    2,081          1,439          1,265
                                                                                  ----------     ----------     ----------

Earnings from continuing operations                                                   15,055          7,422         11,949
  Gain on sale of discontinued operations, net of income taxes                             -              -          2,680
                                                                                  ----------     ----------     ----------

Net earnings                                                                      $   15,055     $    7,422     $   14,629
                                                                                  ==========     ==========     ==========

  Preferred Stock Class C dividends not declared or recorded                               -              -         (2,284)
                                                                                  ----------     ----------     ----------

Common stockholders' share of earnings                                            $   15,055     $   7,422      $   12,345
                                                                                  ==========     =========      ==========

Earnings per common share:

  Basic Earnings Per Share:
    Continuing operations                                                         $     1.47     $    0.83      $     1.41
    Discontinued operations                                                                -             -            0.32
    Class C Preferred dividends                                                            -             -           (0.27)
                                                                                  ----------     ---------      ----------
    Common stockholders' share of earnings                                        $     1.47     $    0.83      $     1.46
                                                                                  ==========     =========      ==========

  Diluted Earnings Per Share:
    Continuing operations                                                         $     1.43     $    0.70      $     1.02
    Discontinued operations                                                                -             -            0.23
    Class C Preferred dividends                                                            -             -           (0.20)
                                                                                  ----------     ---------      ----------
    Common stockholders' share of earnings                                        $     1.43     $    0.70      $     1.05
                                                                                  ==========     =========      ==========

Weighted average number of shares
  outstanding for basic earnings per share                                            10,242         8,985           8,462

Weighted average number of shares
  outstanding for diluted earnings per share                                          10,514        10,638          11,736


See accompanying notes to the consolidated financial statements.



                                                       DynCorp and Subsidiaries
                                       Consolidated Statements of Permanent Stockholders' Equity
                                                   For the Years Ended December 31,
                                                            (In thousands)

                                                                                       Adjustment for
                                                                  Common               Redemption                           Unearned
                                             Preferred  Commom    Stock     Paid-in    Value Greater              Treasury  ESOP
                                             Stock      Stock     Warrants  Surplus    than Par Value  Deficit    Stock     Shares
                                             --------- ------    --------  --------   --------------  -------    --------  --------
Balance, December 31, 1998                   $3,000    $159      $11,305    $148,089   $(135,110)    $(115,888) $(21,084)  $ (503)
Stock issued under Restricted Stock Plan          -      11            -         (40)          -             -        75        -
Treasury stock purchased                          -       -            -           -           -             -    (4,226)       -
Warrants and stock options exercised              -       7         (166)        185           -             -         -        -
Recalssification from Temporary Equity            -     166            -           -      32,972             -         -        -
Shares purchsesed on Employee Stock Ownership
  Plan on Internal Market                         -     (13)           -           -      (1,874)            -         -        -
Payment received by Employee Stock Ownership
  Plan note                                       -       -            -           -           -             -         -      503
Reclassificatiion to Redeemable Common Stock      -       2            -           -     (34,682)            -         -        -
Net Earnings                                      -       -            -           -           -        14,629         -        -
                                             ------    ----      -------    --------   ---------     ---------  --------   ------
Balance, December 31, 1996                    3,000     332       11,139     148,234    (138,694)     (101,259)  (25,235)       -
Stock issued underRestricted Stock Plan           -      13            -        (802)          -             -         -        -
Treasury stock issued                             -       -            -           -           -             -       233        -
Treasury stock purchased                          -       -            -           -           -             -      (907)       -
Warrants & stock options exercised                -     111       (2,683)      2,981           -             -         -        -
Class C Preferred Stock converted & warrants
 exercised                                   (3,000)     95       (2,007)      5,119           -             -         -        -
Common stock purchased and warrants exercise      -       -       (5,190)    (30,120)          -             -    (2,794)       -
Loans to Employee Stock Ownership Plan            -       -            -           -           -             -         -  (13,274)
Payments recieved on Employee Stock Ownership
  Plan note                                       -       -            -           -           -             -         -    5,189
Net earnings                                      -       -            -           -           -         7,422         -        -
Reclassification to Redeemable Common Stock       -     (73)           -           -     (15,444)            -         -        -
                                             ------    -----     -------    --------   ---------     ---------  --------  -------
Balance, December 31, 1997                        -     478        1,259     125,412    (154,138)      (93,837)  (28,703)  (8,085)
Employee compensation plans (option exercises,
  restricted stock plan, incentive bonus)         -       4            -         891           -             -      (960)       -
Treasury stock purchased                          -       -            -           -           -             -    (6,386)       -
Warrants & stock options exercised                -      35       (1,259)        903           -             -       409        -
Payment received on Employee Stock Ownership
  Plan note                                       -       -            -           -           -             -         -    5,932
Reclassification to Redeemable Common Stock       -     (19)           -           -     (29,002)            -         -        -
Net earnings                                      -       -            -           -           -        15,055         -        -
                                             ------    -----     -------    --------   ---------     ---------  --------  -------
Balance, December 31, 1998                        -    $498            -    $127,206   $(183,140)     $(78,782) $(35,640) $(2,153)
                                             ======    =====     =======    ========   =========     =========  ========  =======



See accompanying notes to the consolidated financial statements.


                                                       DynCorp and Subsidiaries
                                                  Consolidated Statements of Cash Flows
                                                   For the Years Ended December 31,
                                                             (In thousands)

                                                                                              1998          1997              1996
                                                                                              ----          ----              ----
Cash Flows from Operating Activities:
  Net earnings                                                                            $  15,055      $  7,422         $  14,629
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation and amortization                                                             8,825         9,888             9,467
    Payment of income taxes on gain on sale of the
      Commercial Aviation business                                                                -             -           (13,990)
    Gain on sale of discontinued operations                                                       -             -            (2,680)
    Deferred income taxes                                                                     1,463         4,165             1,478
    Proceeds from insurance settlement for asbestos claims                                    1,462         1,488                 -
    Change in reserve for divested business - Fuller-Austin                                 (10,797)        7,800                 -
    Changes in reserves for divested business  - Other                                       (1,698)          357               825
    Other                                                                                       (63)         (882)             (848)
    Change in assets and liabilities, net of acquisitions and dispositions:
      Increase in accounts receivable and contracts
        in process                                                                          (52,416)      (15,311)           (6,864)
      Decrease (increase) in inventories                                                        321           (60)              353
      Increase in other current assets                                                       (1,284)       (1,245)           (1,867)
      Increase (decrease) in current liabilities except notes payable
        and current portion of long-term debt                                                31,380        (3,685)            4,345
                                                                                           --------      --------          --------
            Cash (used) provided by operating activities                                     (7,752)        9,937             4,848
                                                                                           --------      --------          --------
Cash Flows from Investing Activities:
  Sale of property and equipment                                                              1,293           318             1,093
  Proceeds received from notes receivable                                                         -             4                 3
  Purchase of property and equipment                                                         (4,797)       (5,110)           (5,310)
  Cost of software for new core systems                                                      (5,598)            -                 -
  Deferred income taxes from "safe harbor" leases                                              (257)         (309)             (316)
  Increase in investment in unconsolidated subsidiaries                                        (302)       (2,038)             (169)
  Increase in notes receivable to equity investee                                                 -          (867)                -
  Assets and liabilities of acquired businesses
   (excluding cash acquired)                                                                (10,239)            -            (2,801)
  Proceeds from sale of discontinued operations                                                   -             -             3,050
  Decrease in cash on deposit for letters of credit                                               -             -             6,244
  Other                                                                                        (231)         (255)             (113)
                                                                                           --------      --------          --------
       Cash (used) provided by investing activities                                         (20,131)       (8,257)            1,681
                                                                                           --------      --------          --------
Cash Flows from Financing Activities:
  Treasury stock purchased                                                                  (6,194)         (923)            (9,712)
  Payment on indebtedness                                                                  (20,371)       (1,708)            (1,264)
  Retirement of Contract Receivable Collateralized Notes 1992-1                                  -       (98,500)                 -
  Proceeds from Contract Receivable Collateralized Notes 1997-1                             28,113        50,000                  -
  Proceeds from issuance of Senior Notes                                                         -        99,484                  -
  Common stock and warrants purchased from investors                                             -       (37,819)                 -
  Payments on ESOP loans                                                                     5,933         5,189                503
  Loans to Employee Stock Ownership Plan                                                         -       (13,274)                 -
  Deferred financing expenses                                                                    -        (5,080)            (1,310)
  Other                                                                                       (112)         (324)               (20)
                                                                                           -------       -------           --------
        Cash provided (used) by financing activities                                         7,369        (2,955)           (11,803)
                                                                                           -------       -------           --------
Net Decrease in Cash and Cash Equivalents                                                  (20,514)       (1,275)            (5,274)
Cash and Cash Equivalents at Beginning of the Year                                          24,602        25,877             31,151
                                                                                           -------      --------          --------
Cash and Cash Equivalents at End of the Year                                               $ 4,088      $ 24,602          $  25,877
                                                                                           =======      ========          =========

See accompanying notes to the consolidated financial statements.


DynCorp and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1998
(Dollars in thousands, except per share amounts or where otherwise noted)

(1)   Summary of Significant Accounting Policies

Organization -- The Company provides diversified management, technical and professional services to primarily U.S. Government customers throughout the United States and internationally.

Principles of Consolidation -- All majority-owned subsidiaries have been included in the financial statements and all significant intercompany accounts and transactions have been eliminated. Outside investors' interest in the majority-owned subsidiaries is reflected as minority interest. Investment ownerships of 50% or less are accounted for using the equity method of accounting.

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

Property and Equipment -- The Company computes depreciation using the straight-line method. The estimated useful lives used in computing depreciation are buildings, 15-33 years; machinery and equipment, 3-20 years; and leasehold improvements, the lesser of the useful life or the term of the lease. Depreciation expense was $4,781 for 1998, $4,881 for 1997 and $4,310 for 1996.

Cost of property and equipment sold or retired and the related accumulated depreciation or amortization is removed from the accounts in the year of disposal, and any gains or losses are reflected in the consolidated statements of operations. Expenditures for maintenance and repairs are charged to expense as incurred, and major additions and improvements are capitalized.

Intangible Assets -- At December 31, 1998, intangible assets consist of $43,946 of unamortized goodwill, $6,864 of value assigned to a patent pending, $5,897 of capitalized software, and $1,140 of value assigned to contracts. In 1997, intangible assets consist of $45,140 of unamortized goodwill, $299 of capitalized software, and $1,610 of value assigned to contracts. Goodwill is being amortized on a straight-line basis over periods from ten to forty years ($41,925 forty years, $141 thirty years, $1,751 fifteen years and $129 ten years). Amortization expense was $1,575, $1,560 (see Note 14) and $2,814 (see
Note 14 (c)) in 1998, 1997 and 1996, respectively. Amounts allocated to contracts are being amortized over the lives of the contracts for periods up to ten years. Amortization of amounts allocated to contracts was $847 in 1998 and $617 in 1997 and 1996. Cumulative amortization of $19,734 and $31,976 has been recorded through December 31, 1998, of goodwill and value assigned to contracts, respectively.

Long-Lived Assets, identifiable intangibles, and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for impairment, the Company estimates the future cash flows expected to result from the use of the asset. If impaired, the Company would write down the asset to its fair market value. If the asset is held for sale, the Company reviews its fair value less cost to sell.

Derivative Financial Instruments -- The Company has a policy to use derivative financial instruments to manage its exposures to fluctuations in interest rates and foreign exchange rates as warranted. The Company does not hold or issue derivative financial instruments for trading purposes. There were no such financial instruments held during 1998.

New Accounting Pronouncements -- In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which will be effective for fiscal years beginning after December 15, 1998. The Statement of Position requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use after the date of adoption. During 1998, the Company adopted SOP No. 98-1 and has capitalized $5.7 million of internal use software, primarily related to the design and development of financial and human resource software packages.

AICPA SOP No. 98-5, "Reporting on the Costs of Start-up Activities", was issued in April 1998 and is effective for fiscal years beginning after December 15, 1998. The statement provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities to be expensed as incurred. The Company believes that the adoption of this statement will not have a material impact on the Company's financial statements.

Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. The
Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is required to adopt the provisions of the standard during the first quarter of 2000. Because of the Company's minimal use of derivatives, the Company does not expect that the adoption of the new standard will have a material impact on the results of operations or financial condition.

Consolidated Statements of Cash Flows -- For purposes of these statements, short-term investments, which consist of government treasury bills and time deposits with a maturity of ninety days or less, are considered cash equivalents. At December 31, 1998, checks not yet presented for payment of $23.0 million in excess of cash balances were included in accounts payable on the accompanying balance sheet. The Company had sufficient funds available to cover these outstanding checks when they were presented for payment. Cash and short-term investments at December 31, 1998 and 1997, excludes $1.5 million of restricted cash which is classified as Other Assets.

Investing and financing activities include the following:

                                                                        1998            1997            1996
                                                                        ----            ----            ----
Acquisitions of businesses:
  Assets acquired                                                  $  11,185       $       -       $   4,998
  Liabilities assumed                                                   (946)              -          (1,498)
  Cash acquired                                                            -               -            (699)
                                                                   ---------       ---------       ---------
  Net cash                                                         $  10,239       $       -       $   2,801
                                                                     -------     -----------         -------
Capitalized equipment leases and
 notes secured by property and equipment                           $       -       $     626       $       -


The Company acquired FMAS Corporation in 1998 and Data Management Design, Inc. in 1996.



Comprehensive Income - Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation and disclosure of comprehensive income. Net income is the only component of the Company's comprehensive income for the years ended December 31, 1998, 1997, and 1996.

Classification -- Consistent with industry practice, assets and liabilities relating to long-term contracts and programs are classified as current although a portion of these amounts is not expected to be realized within one year. Certain prior year information has been reclassified to conform to the current year presentation.

(2)   Discontinued Operations

    During 1995, the Company sold all of its subsidiaries engaged in the commercial aircraft maintenance and ground handling activities, i.e., the Commercial Aviation business. At December 31, 1995, certain contingencies existed regarding the final sales prices of both the maintenance and ground handling businesses. Additionally, the Company retained certain contingent liabilities, which included general warranties and representations and certain specific issues regarding environmental, insurance and tax matters. During 1996, the Company recorded a gain of $2,680 net of income taxes of $768 related to the resolution of some of these outstanding issues as well as the adjustment of estimated reserves recorded at disposition.

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

    Long-term debt and other liabilities and deferred credits - The fair value of the Company's 7.486% Contract Receivable Collateralized Notes and the Senior Notes, based on the current rate as if the issue date were December 31, 1998 and 1997, is $154.4 and $153.4 million, respectively, as compared to a book value of $149.5 million in 1998 and 1997. For the remaining long-term debt (see Note 5) and other liabilities and deferred credits, the carrying amount approximates the fair value.

(4)   Accounts Receivable and Contracts in Process

    The components of accounts receivable and contracts in process were as follows at December 31:


                                                                                         1998                 1997
                                                                                     -----------          ------------
    U.S. Government:
      Billed and billable                                                              $158,190            $119,538
      Recoverable costs and accrued profit on progress
        completed but not billed                                                         23,374              25,462
      Retainage due upon completion of contracts                                          2,641               2,034
                                                                                       --------            --------
                                                                                        184,205             147,034
                                                                                       --------            --------

    Other  Customers   (primarily   subcontracts  from
     U.S.   Government  prime contractors and contracts with state,
     local and quasi-government agencies):
      Billed and billable (less allowance for doubtful accounts
       of $1,126 in 1998 and $476 in 1997)                                               54,520              37,104
      Recoverable costs and accrued profit on progress completed
        but not billed                                                                   19,491              18,620
                                                                                       --------            --------
                                                                                         74,011              55,724
                                                                                       --------            --------
                                                                                       $258,216            $202,758
                                                                                       ========            ========

    Billed and billable include amounts earned and contractually billable at year-end but which were not billed because customer invoices had not yet been prepared at year-end. Recoverable costs and accrued profit not billed is composed primarily of amounts recognized as revenues, but which are not contractually billable at the balance sheet dates. It is expected that all amounts at December 31, 1998 will be collected within one year except for approximately $8,530.

(5)   Long-term Debt

    At December 31, 1998 and 1997, long-term debt consisted of:

                                                                                     1998             1997
                                                                                -------------     ------------
    91/2% Senior Notes                                                             $  99,546       $  99,510
    7.486% Contract Receivable Collateralized Notes, Series 1997-1, Class A           50,000          50,000
    Floating Rate Contract Receivable Collateralized Notes, Series
       1997-1, Class B                                                                 7,000               -
    8% Mortgage payable                                                                2,729           3,100
    Notes payable                                                                        991              79
                                                                                     -------       ---------
                                                                                     160,266         152,689
    Less current portion                                                               8,145             450
                                                                                     -------       ---------
                                                                                   $ 152,121       $ 152,239
                                                                                   =========       =========

Debt maturities as of December 31, 1998, were as follows:

          1999                                                                     $   8,145
          2000                                                                           166
          2001                                                                           180
          2002                                                                        50,195
          2003                                                                         2,034
          Thereafter                                                                  99,546
                                                                                   ---------
                                                                                   $ 160,266
                                                                                   =========


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

    On April 18, 1997, the Company's wholly owned subsidiary, Dyn Funding Corporation ("DFC"), completed a private placement of $50.0 million of 7.486% Fixed Rate Contract Receivable Collateralized Notes, Series 1997-1, Class A (the "Class A Notes"). The Class A Notes are collateralized by the right to receive proceeds from certain U.S. Government contracts and certain eligible commercial accounts receivable of the Company and its subsidiaries. Credit support for the Class A Notes is provided by overcollateralization in the form of additional receivables. The Company retains an interest in the excess balance of the receivables through its ownership of the common stock of DFC. Interest payments are made monthly. Principal payments are scheduled to begin March 31, 2002 (the "Amortization Date"). The period between April 18, 1997 and February 28, 2002 is referred to as the "Non-Amortization Period".

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

    Also issued at closing were $90 million of Floating Rate Contract Receivable Collateralized Notes, Series 1997-1, Class B (the "Class B Notes"). The Class B Notes, when drawn, will be subject to the same terms as the Class A Notes. At December 31, 1998, $7.0 million was outstanding on the Class B Notes.

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

    At December 31, 1998, $87,852 of accounts receivable are restricted as collateral for the Class A Notes. Additionally, $1.5 million of cash (3% of the balance of the Class A Notes) is restricted and has been included in Other Assets in the balance sheet.

    Upon the closing of the Senior Notes and the Class A Notes, the Company reduced its revolving credit facility with Citicorp North America, Inc. from $50 million to $15 million. The facility provides funds for working capital and capital expenditure requirements and also provides for letters of credit for the Company and its subsidiaries. The agreement contains customary restrictions on the ability of the Company to undertake certain activities, such as the incurrance of additional debt, the payment of dividends on or the repurchase of the Company's common stock, the merger of the Company into another company, the sale of substantially all the Company's assets, and the acquisition of the stock or substantially all the assets of another company. The agreement also stipulates that the Company must maintain certain financial ratios, including specified ratios of earnings to fixed charges and debt to earnings. The Company utilized this credit facility throughout 1998, never exceeding $8.9 million in borrowings at any given period in time. At December 31, 1998, there were $0.9 million of borrowings under this line of credit; in addition, the amount available was reduced by $6.1 million due to outstanding letters of credit.

    The Company acquired the Alexandria, VA headquarters of Technology Applications, Inc. ("TAI") on November 12, 1993, in conjunction with the acquisition of TAI. A mortgage of $3,344 bearing interest at 8% per annum was assumed. Payments are made monthly and the mortgage matures in April 2003.

    Deferred debt issuance costs are being amortized using the effective interest rate method over the term of the related debt. At December 31, 1998, unamortized deferred debt issuance costs were $4,924 and amortization for 1998, 1997 and 1996 was $721, $706, and $829, respectively. Amortization of debt issue discount was $36 in 1998 and $26 in 1997.

    Cash paid for interest was $13,454 for 1998, $13,076 for 1997, and $9,485 for 1996.

(6)   Accrued Expenses

    At December 31, 1998 and 1997, accrued expenses consisted of the following:


                                                                                        1998           1997
                                                                                        ----           ----
    Salaries and wages                                                              $ 49,566       $ 42,804
    Insurance                                                                         21,419         19,878
    Interest                                                                           1,993          3,103
    Payroll and miscellaneous taxes                                                   10,836         10,650
    Accrued contingent liabilities and operating reserves
      (see Note 21)                                                                   17,999         24,017
    Other                                                                              6,304          5,175
                                                                                   ---------       --------
                                                                                    $108,117       $105,627
                                                                                    ========       ========

(7)   Redeemable Common Stock

    Common stock which is redeemable has been reflected as Temporary Equity at the redeemable value at each balance sheet date and consists of the following:


                                                    Balance at                                       Balance at
                                     Redeemable    December 31,                       Redeemable     December 31,
                           Shares      Value           1998               Shares         Value           1997
                         ----------  ----------    ------------         ----------    ----------     ------------
ESOP Shares               3,382,340      $27.75       $  93,860          3,520,037        $24.00        $  84,481
                          3,700,083      $23.50          86,952          3,367,082        $20.00           67,342
                          ---------                   ---------           --------                      ---------
                          7,082,422                   $ 180,812          6,887,119                      $ 151,823
                          =========                   =========          =========                      =========

Other Shares                125,714      $24.25       $   3,049            125,714        $24.00        $   3,017
                          =========                   =========          =========                      =========


ESOP Shares

    In accordance with ERISA regulations and the Employee Stock Ownership Plan (the "Plan") documents, the ESOP Trust or the Company is obligated to purchase vested common stock shares from ESOP participants (see Note 12) at the fair value (as determined by an independent appraiser) as long as the Company's common stock is not publicly traded. The shares initially bought by the ESOP in 1988 were bought at a "control price," reflecting the higher price that buyers typically pay when they buy an entire company (as the ESOP and other investors did in the 1988 LBO). A special provision in the ESOP's 1988 agreement permits participants to receive a "control price" when they sell these shares back to the Company under the ESOP's "put option" provisions. This "control price", determined by the appraiser on February 24, 1999, was $27.75 per share as of December 31, 1998. The additional shares received by the ESOP in 1994 through 1997 were at a "minority interest price", reflecting the lower price that buyers typically pay when they are buying only a small piece of a company. Participants do not have the right to sell these shares at the "control price". The minority interest price determined by the independent appraiser on February 24, 1999, was $23.50 per share as of December 31, 1998. Participants receive their vested shares upon retirement, becoming disabled, or death over a period of one to five years and for other reasons of termination over a period of one to ten years, all as set forth in the Plan documents. In the event the fair value of a share is less than $27.00, the Company was committed to pay, through December 31, 1996, up to an aggregate of $16 million, the difference ("Premium") between the fair value and $27.00 per share. The Company estimated a total Premium of $8.5 million and recorded the Premium as Other Expense in the Consolidated Statements of Operations in 1989 through 1994 (see Note 14). As of December 31, 1996, the Company had expended $6,976 of the Premium. In 1996, the Company reversed $1,250, revising its estimated ESOP Premium. The remaining liability represents the Company's obligation to honor the Premium commitment to ESOP participants who were grandfathered due to minor administrative changes in the plan in 1995. From October 1990 through May 1996, the Company had purchased 633,453 shares from participants. In June 1996, the ESOP Trust began purchasing participants' shares at fair value, utilizing the cash available from the Company's contributions (see Note 12), while the Company continues to pay the premium, if any. Based on the fair values of $27.75 and $23.50 per share as of December 31, 1998, the estimated aggregate annual commitment to repurchase shares from the ESOP participants upon death, disability, retirement and termination is as follows: $7,194 in 1999, $9,414 in 2000, $12,653 in 2001, $15,258 in 2002,
$22,427 in 2003 and $142,107 thereafter. Under the Subscription Agreement with the ESOP dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase.

Other Shares

    In conjunction with the acquisition of TAI in November 1993, the Company issued put options on 125,714 shares of common stock. The holder could, at any time commencing on December 31, 1998 and ending on December 31, 2000, sell these shares to the Company at a price per share equal to the greater of $17.50; or, if the stock is publicly traded, the market value at a specified date; or, if the Company's stock is not publicly traded, the ESOP control price at the time of exercise.

    On January 12, 1999, the holder exercised the put option on these 125,714 shares of common stock at the applicable price of $24.25 per share.


Management Investors Shares

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

Following are the changes in Redeemable Common Stock for the three years ended December 31, 1998:


                                                                                     Redeemable Common Stock
                                                                                     -----------------------

                                                                                            Management
                                                                     Other          ESOP     Investors         Total
                                                                     -----          ----    ----------         -----
Balance, December 31, 1995                                           $2,275      $100,481       $33,138     $135,894
  Reclassification to permanent equity                                                          (33,138)     (33,138)
  Treasury stock purchased                                                           (290)                      (290)
  Shares purchased on Internal Market                                               1,887                      1,887
  Adjustment of shares to fair value                                    704        34,265                     34,969
                                                                     ------      --------   -----------     --------
Balance, December 31, 1996                                            2,979       136,343             -      139,322
  Shares purchased on Internal Market                                                 205                        205
  Shares purchased by ESOP not
     collateralized by notes                                                      13,371                      13,371
Adjustment of shares to fair value                                      38         1,904                       1,942
                                                                    ------      --------    -----------     --------
Balance, December 31, 1997                                           3,017       151,823              -      154,840
   Shares purchased by ESOP                                                        1,482                       1,482
   Shares released from collateral                                                 5,798                       5,798
   ESOP diversification (a)                                                       (4,074)                     (4,074)
   Adjustment of shares to fair market value                            32        25,783                      25,815
                                                                    ------      --------    -----------     --------
Balance, December 31, 1998                                          $3,049      $180,812    $         -     $183,861
                                                                    ======      ========   ===========      ========

(a) Under diversification rules, as defined by the Plan, ESOP participants have the option of receiving a distribution of up to 25% of their aggregate accounts, in order to convert Company stock into another type of investment. The option extends over a five-year period beginning after the participant has reached age 55 and has ten years of participation in the ESOP. At the sixth year, the distribution right increases to 50% of the participant's account.

(8)   Preferred Stock, Class C

    Dividends on the Class C Preferred Stock accrued at an annual rate of 18%, compounded quarterly. At December 31, 1996, cumulative dividends of $11,147 had not been recorded or paid. In February 1997, the ESOP purchased all of the Class C Preferred Stock, which was immediately converted into Common Stock.

(9)   Common Stock

    At December 31, 1998, Common Stock includes those shares issued to outside investors, officers, and current and former employees and any ESOP shares that have been purchased by the Company and are being held as treasury stock.

(10)   Common Stock Warrants and Restricted Stock

    The Company initially issued warrants on September 9, 1988 to certain stockholders to purchase a maximum of 5,891,987 shares of common stock of the Company. The warrants were recorded at their fair value of $2.43 per warrant and warrants issued to a lender were recorded at $3.28 per warrant. Each warrant was exercisable to obtain one share of common stock. The stockholder could exercise the warrant and pay in cash the exercise price of $0.25 for one share of common stock or sell back to the Company a sufficient number of the exercised shares to equal the value of the warrants to be exercised. During 1998, 347,367 warrants were exercised or canceled. There were no warrants outstanding at December 31, 1998.

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

(11)   Acquisitions

    On February 2, 1998, the Company acquired a majority of the net assets of FMAS Corporation ("FMAS"), a medical outcome measurement and data abstraction services company headquartered in Rockville, MD, for $10.2 million in cash. FMAS is a leading provider of proprietary outcome performance measurement systems to DoD treatment facilities as well as other public and governmental facilities. The acquisition has been accounted for as a purchase, and $7.1 million of value assigned to a pending patent, $0.4 million of goodwill, and $ 0.4 million of value assigned to contracts has been recorded based on allocation of the purchase price. These amounts will be amortized over 17 years, 15 years, and the life of the contracts, respectively.

(12)   Employee Stock Ownership Plan

    In September 1988, the Company established an Employee Stock Ownership Plan ("ESOP"). The Company borrowed $100 million and loaned the proceeds, on the same terms as the Company's borrowings, to the ESOP to purchase 4,123,711 shares of common stock of the Company. The ESOP acquired 2,797,812 additional shares, from 1993 through 1996 either through contributions of stock from the Company, or contributions of cash from the Company with which the ESOP then purchased shares either from the Company, on the Internal Market, or directly from other stockholders.

    At the beginning of 1997, the ESOP had considerable cash on hand. Utilizing this cash and loans from the Company, the ESOP purchased all of the Company's Class C Preferred Stock. The ESOP subsequently converted the Class C Preferred Stock and exercised the related warrants, at which time the Company issued 949,642 shares of common stock to the ESOP. The purchase price for the Class C Preferred Stock was $18,566 ($19.55 per share, after exercise of warrants) of which half was paid in cash ($8,277 on hand and $1,006 loaned from the Company) and notes were issued for the balance. The notes, plus $89 of accrued interest, were paid in full by April 2, 1997, with the proceeds of another loan from the Company. The unpaid balance on these notes from the ESOP, $707, representing 34,829 shares, is reflected as a reduction of stockholders' equity at December 31, 1998.

    Utilizing the Company's 1997 contribution as well as subsequent loans, the ESOP made the required principal and interest payments on the aforementioned notes, paid administrative fees, purchased 230,320 shares of stock either from retired or terminated participants or on the Internal Market and purchased 150,434 shares of stock from retired officers of the Company in a transaction that allowed the ESOP to acquire shares at a below market price. At December 31, 1998, the unpaid balance on these subsequent loans, $1,446, representing 64,480 shares, is also reflected as a reduction in stockholders' equity.

    The ESOP covers a majority of the employees of the Company. Participants in the ESOP become fully vested after four years of service. Of the 8,251,919 shares acquired by the ESOP, 8,152,610 have been either issued or allocated to participants as of December 31, 1998. The Company recognizes compensation expense each year based on the cash contribution for the year. In 1998, 1997, and 1996, cash contributions to the ESOP were $12,600, $11,200, and $13,670, respectively. These amounts were charged to Cost of Services and Corporate General and Administrative Expenses.

(13)   Savings Plan

    The Company has a Savings and Retirement Plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute from 1% to 15% of their income on a pretax basis. In 1996, the Company began matching 100% of the first 1% of employee contributions and 25% of the next 4% of employee contributions, provided the employee contribution was invested in the Company's Stock Fund. Matching contributions are invested in additional shares of the Company's common stock. The Company has expensed approximately $1,624, $1,224, and $711 in 1998, 1997, and 1996,
respectively, related to these matching contributions.

(14)   Other Expenses


                                                                       Years Ended December 31,
                                                                   1998         1997         1996
                                                                   ----         ----         ----
    Amortization of costs in excess
      of net assets acquired (see Note 1)                        $1,575       $1,560       $1,528
    Provision for non-recovery of receivables                       900          629          120
    ESOP Repurchase Premium (see Note 7)                              -            -       (1,250)
    Write-off of investment in
      unconsolidated subsidiary (c)                                   -            -        1,286
    Legal and other expense accruals
      associated with business discontinued in 1995                   -          177            -
    Costs associated with businesses discontinued
      in 1988 and prior years
         o Asbestos liability issues (a)                           (670)       7,800            -
         o Subcontractor suit (b)                                 1,177            -          750
         o Environmental costs (see Note 21(b))                      23          180           75
    Termination costs (d)                                             -            -        3,299
    Miscellaneous                                                  (318)           3         (334)
                                                                  ------     -------       ------
         Total Other                                              $2,687     $10,349       $5,474
                                                                  ======     =======       ======

(a) In connection with the global settlement that transferred ownership of the Fuller-Austin Insulation Company ("Fuller-Austin") to a post-Fuller-Austin bankruptcy settlement trust (the "Trust") for the benefit of present and future asbestos claimants (see Note 21(a)), the Company reserved an additional $7.8 million in 1997 for the transfer of certain property and insurance rights to the Trust, and the payment to the Trust of certain cash consideration. In 1998, a portion representing excess over future needs was reversed.
(b) Reserves for the estimated costs (primarily legal defense) to resolve a lawsuit filed by a subcontractor of a former subsidiary (see Note 21(b)).
(c) In 1994, the Company paid $3 million for a 25% interest in Composite Technology, Inc. ("CTI"). The volume of CTI's business has declined and in 1996 the Company determined the goodwill associated with this investment had been impaired, and, accordingly, the unamortized balance at December 31, 1996, was written off.
(d) During 1996, several senior executives and a member of the Board of Directors announced their intentions to either retire or step down from their positions with the Company. In conjunction with this action, the Company accrued $3.3 million, representing commitments to these individuals for supplemental pension benefits, consulting fees, payments due under a covenant not to compete, remuneration for the waiver of certain preferred stock and Board of Directors voting rights, as well as accrued life insurance premiums payable.


(15)   Income Taxes

    As prescribed by SFAS No. 109, "Accounting for Income Taxes", the Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are provided if required.
    Earnings (loss) from continuing operations before income taxes and minority interest were derived from the following:


                                                             Years Ended December 31,

                                                         1998                1997                1996
                                                         ----                ----                ----
         Domestic operations                         $ 26,909            $ 11,422            $ 19,102
         Foreign operations                              (214)               (279)                  5
                                                     --------            --------            --------
                                                     $ 26,695            $ 11,143            $ 19,107
                                                     ========            ========            ========

The provision (benefit) for income taxes consisted of the following:

                                                                      Years Ended December 31,
                                                         1998                1997                1996
                                                         ----                ----                ----
         Current:
           Federal                                    $ 7,616            $ (1,926)             $4,286
           Foreign                                         22                  43                 (81)
           State                                          458                   -                 210
                                                      -------            --------              ------
                                                        8,096              (1,883)              4,415
                                                      -------            --------              ------

         Deferred:
           Federal                                      2,933               6,653               3,939
           Foreign                                     (1,470)                  -               1,100
           State                                          298                 499                (436)
                                                     --------            --------              ------
                                                        1,761               7,152               4,603
                                                     --------            --------              ------

         Valuation Allowance:
           Federal                                          -              (2,488)             (4,067)
           State                                         (298)               (499)                942
                                                      --------            -------              ------
                                                         (298)             (2,987)             (3,125)
                                                      --------            -------              ------

                Total                                 $ 9,559             $ 2,282              $5,893
                                                      =======             =======              ======



    The components of deferred taxes are as follows:


                                              Dec. 31,    Dec. 31,
                                                1998       1997
                                                ----       ----
Deferred tax liabilities:
  Employee benefits                          $ (2,223)   $ (2,220)
  Contracts revenue recognition               (13,280)    (15,385)
  Intangible amortization                        (249)       (549)
  Depreciation and other amortization            (493)       (199)
  Other, net                                     (132)       (234)
                                             ---------   ---------
    Total deferred tax liabilities            (16,377)    (18,587)
                                              --------    --------
Deferred tax assets:
  Deferred compensation                         1,251       1,733
  Operating reserves and other accruals        10,763      13,954
  Increase due to federal rate change             335         335
  Benefit of state tax on temporary
    differences and state net operating
    loss carryforwards                          4,736       5,034
                                               ------     -------
     Total deferred tax assets                 17,085      21,056
                                               ------      ------
 Total temporary differences
    before valuation allowances                   708       2,469
  Valuation allowances:
    State                                      (4,736)     (5,034)
                                               -------     -------
      Total temporary differences
      affecting tax provision                  (4,028)     (2,565)
                                               -------     -------
  "Safe harbor" leases                         (5,113)     (5,370)
                                               -------   ---------
Net deferred tax liability                    $(9,141)   $ (7,935)
                                              ========   =========

    No Federal valuation allowance was required for the Company's deferred tax assets at December 31, 1998, and 1997. State valuation allowances represent reserves for income tax benefits, which are not recognized due to uncertainty regarding future earnings in the applicable states. The net deferred tax liability includes current deferred tax assets of $3,357 and $6,125 as of December 31, 1998 and 1997, respectively, which are included in Other Current Assets on the consolidated balance sheets.

    The Company's U.S. Federal income tax returns have been cleared with the IRS through 1993.

    Cash paid for income taxes was $7,338 for 1998, $2,676 for 1997, and $20,680 for 1996 ($14.0 million of which related to the gain on the sale of the Commercial Aviation business).

The tax provision differs from the amounts obtained by applying the statutory U.S. Federal income tax rate to the earnings from continuing operations. The differences are reconciled as follows:



                                                  Years Ended December 31,
                                             1998           1997          1996
                                            ----           ----          ----
Expected Federal income tax provision      $9,343       $3,900      $  6,688
Valuation allowance                             -       (2,488)       (4,067)
State and local income taxes, net of
  Federal income tax benefit                  297            -           465
Nondeductible amortization of intangibles
  and other costs                             724          726         1,165
Foreign income tax                         (1,448)          43         1,016
Foreign and fuel tax credits                  (27)         (31)          (16)
Other, net                                    670          132           642
                                           ------       ------        ------
       Tax provision                       $9,559       $2,282        $5,893
                                           ======       ======        ======



    The Company has state net operating loss carryforwards available to offset future taxable income. Following are the net operating losses by year of expiration:



                              Year of                     State Net
                          Expiration                    Operating Losses
                                 1998                           $   484
                                 1999                               987
                                 2000                             1,328
                                 2001                               943
                                 2002                             2,099
                         Through 2012                            57,048
                                                                -------
                                                                $62,889
                                                                =======

(16)   Pension Plans

    Union employees who are not participants in the ESOP are covered by multiemployer pension plans under which the Company pays fixed amounts, generally per hours worked, according to the provisions of the various labor contracts. In 1998, 1997, and 1996, the Company expensed $3,538, $3,451, and $2,837, respectively, for these plans. Under the Employee Retirement Income Security Act of 1974 as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan's unfunded vested benefits liability. Based on information provided by the administrators of the majority of these multiemployer plans, the Company does not believe there is any significant amount of unfunded vested liability under these plans.

(17)   Earnings Per Common Share

    The Company has adopted SFAS No. 128, "Earnings per Share", which became effective for financial statements for periods ended after December 15, 1997. The statement establishes new standards for computing and presenting earnings per share ("EPS") and requires restatement of prior periods.

    Basic EPS is computed by dividing earnings, after deducting the effect of unpaid dividends on the Class C Preferred Stock, by the weighted average number of common shares outstanding and contingently issuable shares. The weighted average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated ESOP shares. Shares earned and vested but unissued under the Restricted Stock Plan are contingently issuable shares whose condition for issuance have been satisfied and as such have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted average number of stock warrants and options outstanding, assuming the treasury stock method.

The following is a reconciliation of shares for basic EPS to shares for diluted EPS as of December 31:

                                                                                      1998            1997              1996
                                                                                      ----            ----              ----
Weighted average shares outstanding for basic EPS     10,242           8,985             8,462
   Effect of dilutive securities:
      Warrants                                           131           1,524             3,240
      Stock options                                      141             129                34
                                                      ------          ------            ------
Weighted average shares outstanding for diluted EPS   10,514          10,638            11,736
                                                                                    ======          ======            ======

(18)   Incentive Compensation Plans

   The Company has several formal incentive compensation plans that provide for incentive payments to officers and key employees. Incentive payments under these plans are based upon operational performance, individual performance, or a combination thereof, as defined in the plans. Incentive compensation expense of $7,511 for 1998, $6,510 for 1997, and $6,367 for 1996 has been charged to Cost of Services and Corporate General and Administrative Expenses.

(19)   Stock Option Plan

    The Company adopted an incentive stock option plan in 1995, whereby options could be granted to officers and other key employees to purchase a maximum of 1,250,000 common shares at an option price not less than the most recently determined fair market value as of the grant date. The grants are exercisable only when vested and vest proportionately over a period of seven or five years, depending on the date of the grant. Options that are not exercised within ten or seven years from the date of the grant, depending on the date of the grant, shall expire. The fair value of each option grant is equal to the Formula Price at the date of grant.

Stock option activity was as follows:


                                                                1998                  1997              1996
----------------------------------------------- -------------------------------------------------------------
Outstanding January 1                                        878,000               789,900            318,000
Granted                                                      389,500               145,000            488,000
Exercised                                                    (16,900)               (9,000)              (600)
Canceled or terminated                                       (12,000)              (47,900)           (15,500)
-------------------------------------------------------------------------------------------------------------
Outstanding December 31                                    1,238,600               878,000            789,900
Exercisable                                                  365,360               199,600             64,900
Average price
  Outstanding, beginning of
    Year                                                      $17.05                $16.55             $14.90
  Granted                                                      22.13                 19.48              17.57
  Exercised                                                    14.90                 14.90              14.90
  Canceled or terminated                                       16.17                 16.61              14.90
  Outstanding, end of year                                     18.69                 17.05              16.55
Weighted average grant date fair
 value of options                                                                                       14.87
-------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1998:



                                                                                            Weighted-Average
Range of                                        Number         Weighted-Average                    Remaining
Prices                                     Outstanding           Exercise Price             Contractual Life
-------------------------------------------------------------------------------------------------------------
    $14.50 - 19.00                             781,100                   $16.86                         4.16
     20.00 - 23.25                             457,500                    21.81                         6.32
-------------------------------------------------------------------------------------------------------------


The following table summarizes information about stock options exercisable at December 31, 1998:


Range of                                                          Number                    Weighted-Average
Prices                                                       Exercisable                      Exercise Price
-------------------------------------------------------------------------------------------------------------
    $14.50 - 19.00                                               350,560                              $16.47
     20.00 - 23.25                                                14,800                               20.00
-------------------------------------------------------------------------------------------------------------


Pursuant to SFAB No. 123, "Accounting for Stock-Based Compensation", the Company has elected to account for its employee stock option plan under APB Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for this plan. Had compensation cost for the plan been determined based on the fair value at the grant date consistent with SFAB No. 123, common stockholders' share of net earnings and earnings per share would have been as follows:


Years Ended December 31                                         1998                  1997              1996
-------------------------------------------------------------------------------------------------------------
Common stockholders' share of
     net earnings
     As reported                                             $15,055                $7,422           $12,345
     Pro forma                                                14,900                 7,145            12,091
Basic earnings per share
     As reported                                                1.47                  0.83              1.46
     Pro forma                                                  1.45                  0.80              1.43
Diluted earnings per share
     As reported                                                1.43                  0.70              1.05
     Pro forma                                                  1.42                  0.67              1.03


The minimum value is estimated on the date of grant assuming a five year expected life of the options, a volatility factor of zero, a dividend yield of zero, and a risk-free interest rate of 4.6%, 5.7%, and 6.2%, for 1998, 1997, and 1996, respectively.

(20)   Leases

    Future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year at December 31, 1998 are summarized below:


                   Years Ending December 31,
                   -------------------------
    1999                                           $ 13,400
    2000                                              7,871
    2001                                              6,689
    2002                                              6,523
    2003                                              6,496
    Thereafter                                       42,038
                                                   --------
    Total minimum lease payments                   $ 83,017
                                                   ========


    Net rent expense for leases of $31,138 for 1998, $21,577 for 1997, and $21,797 for 1996 has been charged to Cost of Services and Corporate General and Administrative Expense.

(21)   Contingencies and Litigation

    The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortuous conduct. The Company is also potentially liable for certain personal injury, tax, environmental, and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury, and contract and dispute claims. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny liability, and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers. The total amount of damages currently claimed by the plaintiffs in these cases is estimated to be approximately $78.1 million (including compensatory punitive damages and penalties). The Company believes that the amount that will actually be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance, the Company believes it is adequately reserved with respect to the potential liability for such claims. The estimates set forth above do not reflect claims that may have been incurred but have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

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

    At December 31, 1997, Fuller-Austin had recorded an estimated liability for future indemnity payments and defense costs related to currently unsettled claims and minimum estimated future claims of $50.2 million (recorded on a consolidated basis by the Company in Other Liabilities and Deferred Credits). Fuller-Austin recorded in Other Assets $50.2 million, representing the amount that it expected to recover from its insurance carriers for the payment of currently unsettled and estimated and future claims.

     Effective September 4, 1998, Fuller-Austin Insulation Company ("Fuller-Austin"), a former subsidiary of the Registrant (the "Company"), filed a Plan of Reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the District of Delaware. Fuller-Austin, which had been acquired by a subsidiary of the Company in 1974, discontinued its business activities in 1986. Thereafter it was named as one of many defendants in civil lawsuits that were filed in certain state courts (principally Texas) against manufacturers, distributors, and installers of products containing asbestos. The claimants generally alleged injuries caused by inhalation of asbestos fibers.

    The filing of the Plan followed a year of negotiations among a committee representing asbestos claimants (the "Committee"), a legal representative of the unknown future claimants (the "Legal Representative"), Fuller-Austin, and the Company. As a consequence of these negotiations, the Plan was developed as part of a pre-packaged filing by Fuller-Austin under Section 524(g) of the Code.
Section 524(g) is designed to deal specifically with the resolution under the Code of obligations of debtors that have asbestos liability.

    In furtherance of the Plan and the proposed global settlement, representatives of Fuller-Austin, the Company as Fuller-Austin's parent and sole stockholder, the Committee, and the Legal Representative previously reached a separate agreement in principle (the "Release Agreement"), contingent on approval of the Plan by the Bankruptcy Court, under which the Company would be released from any and all present and future liability for Fuller-Austin asbestos liability, in consideration of the transfer of certain Company property (including all the outstanding stock of Fuller-Austin) and certain insurance rights to the Fuller-Austin settlement trust, and the payment to the trust of certain cash consideration. The total amount reserved for this purpose at December 31, 1997 was $14.0 million, in anticipation of the settlement under the Release Agreement.

    Effective December 10, 1998, pursuant to the terms of a Confirmation Order entered jointly on November 13, 1998 by the United States District and Bankruptcy Courts in Wilmington, Delaware, and the terms of the Release Agreement, the Company transferred and conveyed all of its interests in Fuller-Austin (including all of Fuller-Austin's liabilities) to a trust (the "Trust") established by the Confirmation Order in accordance with Section 524(g) of the Code. The Trust is part of the Plan approved in the Confirmation Order for the resolution of present and future asbestos personal injury and other claims against Fuller-Austin. As part of the Confirmation Order, the Courts issued an injunction channeling all future asbestos claims against Fuller-Austin or the Company to the Trust. The Trust has also undertaken to indemnify the Company against any and all future asbestos and other liability related to Fuller-Austin or the past ownership of Fuller-Austin by the Company.

    Effective December 11, 1998, this liability and this asset were reversed, based on the de-consolidation of Fuller-Austin in accordance with the Plan and Confirmation Order. The decreases in the balance sheet resulting from this de-consolidation of Fuller-Austin is as follows:


Cash and cash equivalents                                              $ 8,476
Property and equipment                                                 $ 1,248
Other assets                                                           $44,462
Accrued liabilities                                                    $ 8,464
Other liabilities and deferred credits                                 $45,722


    Under the terms of the Release Agreement, the Trust will continue to have access on an exclusive basis to certain Company insurance aggregating as much as $251,500 and issued during the periods 1974 through 1986, under which Fuller-Austin is an additional insured.

 (b)   General Litigation

    The Company has retained certain liability in connection with its 1989 divestiture of its major electrical contracting business, Dynalectric Company ("Dynalectric"). The Company and Dynalectric were sued in 1988 in Bergen County Superior Court, New Jersey, by a former Dynalectric joint venture partner/subcontractor (subcontractor). The subcontractor has alleged that its subcontract to furnish certain software and services in connection with a major municipal traffic signalization project was improperly terminated by Dynalectric and that Dynalectric fraudulently diverted funds due, misappropriated its trade secrets and proprietary information, fraudulently induced it to enter the joint venture, and conspired with other defendants to commit acts in violation of the New Jersey Racketeering Influenced and Corrupt Organization Act. The aggregate dollar amount of these claims has not been formally recited in the subcontractor's complaint. Dynalectric has also filed certain counterclaims against the former subcontractor. The Company and Dynalectric believe that they have valid defenses, and/or that any liability would be offset by recoveries under the counterclaims. The Company and Dynalectric were found by a Special Master to have committed certain discovery abuses, but no monetary amount of sanctions has yet been assessed. The Company and Dynalectric expect to file an appeal with respect to this finding. In late 1997, the state court granted Dynalectric's Motion to Compel Arbitration that originally had been filed in 1988. The arbitration proceeding commenced in July 1998 and concluded October 1, 1998. The ruling of the arbitrator is expected during the 1st half of, 1999. The Company believes that it has established adequate reserves for the contemplated defense costs and for the cost of obtaining enforcement of arbitration provisions contained in the contract.

    In November, 1994, the Company acquired an information technology business which was involved in various disputes with federal and state agencies, including two contract default actions and a qui tam suit by a former employee alleging improper billing of a federal government agency customer. The Company has contractual rights to indemnification from the former owner of the acquired subsidiary with respect to the defense of all such claims and litigation, as well as all liability for damages when and if proven. In October 1995, one of the federal agencies asserted a claim against the subsidiary and gave the Company notice that it intended to withhold payments against the contract under which the claim arose. To date, the agency has withheld approximately $3.0 million due the Company under one of the aforementioned disputes. This subsidiary has submitted a demand for indemnification to the former owner of the subsidiary, which has been denied. The subsidiary recently received an arbitration award confirming that it is entitled to indemnification.

    As to environmental issues, neither the Company, nor any of its subsidiaries, is named a Potentially Responsible Party (as defined in the
Comprehensive  Environmental Response,  Compensation and Liability Act (CERCLA))
at any site. The Company, however, did undertake, as part of the 1988 divestiture of a petrochemical engineering subsidiary, an obligation to install and operate a soil and water remediation system at a subsidiary research facility site in New Jersey and also is required to pay the costs of continued operation of the remediation system. In addition, the Company, pursuant to the 1995 sale of its Commercial Aviation Business, is responsible for the costs of clean-up of environmental conditions at certain designated sites. Such costs may include the removal and subsequent replacement of contaminated soil, concrete, and underground storage tanks, that existed prior to the sale of the Commercial Aviation Business.

    The Company is a party to other civil and contractual lawsuits that have arisen in the normal course of business for which potential liability, including costs of defense, constitutes the remainder of the $78.1 million discussed above. The estimated probable liability for these issues is approximately $10.0 million and is substantially covered by insurance. All of the insured claims are within policy limits and have been tendered to and accepted by the applicable carriers. The Company has recorded an offsetting asset (Other Assets) and liability (Other Liabilities and Deferred Credits) of $10.0 million at December 31, 1998 for these items.

    The Company has recorded its best estimate of the aggregate liability that will result from these matters. While it is not possible to predict with certainty the outcome of litigation and other matters discussed above, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force, and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial position or liquidity of the Company over the long-term. However, it is possible that the timing of the resolution of individual issues could result in a significant impact on the operating results and/or liquidity for one or more future reporting periods.

    The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors if the payments exceed allowable costs. Audits have been completed on the Company's incurred contract costs through 1995 with the exception of two contracts. Reports on several completed audits have not been issued pending resolution of minor items. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based on its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by various investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at December 31, 1998 that will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(22)   Business Segments

    The Company has three reportable segments, Information and Engineering Technology (I&ET), Aerospace Technology (AT) and Enterprise Management (EM). These three reportable segments are strategic business units that provide distinctly different services to a variety of customers. I&ET designs, develops, supports and integrates software and systems to provide customers with comprehensive solutions for information management and engineering needs. AT provides services ranging from aviation maintenance to multifaceted aerospace sciences, technology and avionics engineering. EM offers a full range of
technical  services  from  facilities   management  to  security  systems,  ship
operations, the development of work management and maintenance systems and engineering and logistics services.

    The Company evaluates performance based primarily on operating profit, but also evaluates return on net assets and days' sales outstanding. Operating profit is the excess of revenues over operating expenses and certain nonoperating expenses.

    The Company derived 95% of its revenues in 1998 and 97% in 1997 and 1996 from contracts and subcontracts with the U.S. Government. Prime contracts comprised 72% of revenue in 1998 and 1997 and 79% of revenue in 1996. Prime contracts with the Department of Defense ("DoD") represented 40%, 45%, and 50% of revenue in 1998, 1997, and 1996, respectively. In 1998, the Company's second largest customer was the Department of Energy, comprising 17% of revenue. No other customer accounted for more than 10% of revenues in any year.

    Revenue, operating profit, identifiable assets, capital expenditures, and depreciation and amortization by segment are presented below:

                                                                         Years Ended December 31,
                                                                     1998             1997            1996
                                                                     ----             ----            ----
    Revenue
       I&ET                                                    $  332,550       $  276,384      $  265,219
       AT                                                         490,240          448,963         383,252
       EM                                                         410,917          420,590         372,982
                                                               ----------       ----------      ----------
                                                               $1,233,707       $1,145,937      $1,021,453
                                                               ==========       ==========      ==========
    Operating Profit
       I&ET                                                    $   15,729       $   11,496      $   19,994
       AT                                                          19,106           16,804          13,451
       EM                                                          22,828           20,289          17,728
                                                               ----------       ----------      ----------
                                                                   57,663           48,589          51,173
                                                               ----------       ----------      ----------
       Corporate general and administrative                        18,630           17,785          18,241
       Interest expense                                            14,144           12,432          10,220
      Interest income                                              (1,600)          (2,018)         (1,752)
       Goodwill amortization (a)                                    1,575            1,560           2,814
       Costs associated with divested businesses                      530            8,157             825
       Minority interest included in operating profit              (2,081)          (1,439)         (1,265)
       Termination costs (Note 14)                                      -                -           3,299
       Acquisition costs                                            1,336            2,203           1,241
       ESOP put premium                                                 -                -          (1,250)
       Other miscellaneous                                         (1,566)          (1,234)           (307)
                                                               -----------      -----------     ----------
       Earnings from continuing operations
          before income taxes and  minority interest           $   26,695       $   11,143      $   19,107
                                                               ==========       ==========      ==========

(a) 1996 includes write off of the unamortized goodwill balance of an investment that was impaired.

                                                                         As of December 31,
                                                                     1998             1997            1996
                                                                     ----             ----            ----
    Identifiable Assets
       I&ET                                                    $  145,371       $  118,016       $ 105,363
       AT                                                          95,810           75,239          76,681
       EM                                                          93,427           70,026          64,637
       Other (a)                                                        -           51,575          55,093
       Corporate                                                   44,630           75,266          66,978
                                                               ----------       ----------        --------
                                                               $  379,238       $  390,122        $368,752
                                                               ==========       ==========        ========

         (a) 1997 and 1996 include assets related to probable insurance indemnification recoveries pertaining to a former subsidiary (see Note 21(a)).


                                                                         Years Ended December 31,
                                                                     1998             1997            1996
                                                                     ----             ----            ----
    Capital Expenditures
       I&ET                                                      $  1,443         $  1,976        $  3,606
       AT                                                             889              885             823
       EM                                                             862              740             384
       Corporate                                                    1,603            1,509             497
                                                                 --------         --------        --------
                                                                 $  4,797         $  5,110        $  5,310
                                                                 ========         ========        ========

    Depreciation and Amortization
       I&ET                                                      $  3,756         $  5,651       $   3,775
       AT                                                           1,199            1,349           2,337
       EM                                                           1,981            1,432           1,525
       Corporate                                                    1,889            1,456           1,830
                                                                 --------         --------         -------
                                                                 $  8,825         $  9,888         $ 9,467
                                                                 ========         ========         =======

The equity in net income of investees accounted for by the equity method included in operating profit and the amount of investment in equity method investees included in identifiable assets for each segment is presented below:


                                                                         As of December 31,
                                                                     1998             1997            1996
                                                                     ----             ----            ----
    Equity Investees Earnings
       AT                                                        $    208       $      92       $       17
       EM                                                           1,355           1,038              659
                                                                 --------       ---------       ----------
                                                                 $  1,563       $   1,130       $      676
                                                                 ========       =========       ==========

                                                                           At December 31,
                                                                     1998             1997            1996
                                                                   ---------        ---------       ---------
    Investment in Equity Investees
       AT                                                       $  1,696        $   1,568       $   1,566
       EM                                                          2,440            2,266             230
                                                                ---------        --------       ----------
                                                                $  4,136         $  3,834       $   1,796
                                                                ========         ========       =========


(23)   Quarterly Financial Data (Unaudited)

      A summary of quarterly financial data for 1998 and 1997 is as follows:


                                                         1998 Quarters                                       1997 Quarters
                                     --------------------------------------------------------------------------------------------

                                    First     Second      Third    Fourth(a)      First     Second      Third(b) Fourth(c)
Revenues                          $297,873   $303,602   $316,358   $315,874     $271,137   $288,695   $283,832   $302,273
Gross profit                        13,937     15,675     16,297     14,647       11,343     12,321     13,981     12,045
Earnings (loss) from continuing
 operations before income taxes,
 minority interest and
 extraordinary item                  4,859     5,853      7,196      8,787         4,005      3,680      6,097     (2,639)
Minority interest                      420       528        485        648           408        203        387        441
Net earnings (loss)                  2,663     3,195      4,026      5,171         2,311      2,035      4,087     (1,011)
Earnings (loss) per common share:
  Basic earnings (loss) per share   $ 0.27    $ 0.31     $ 0.39     $ 0.50       $  0.27    $  0.23    $  0.46    $ (0.11)
  Diluted earnings (loss) per share $ 0.25    $ 0.30     $ 0.38     $ 0.50       $  0.21    $  0.20    $  0.39    $ (0.11)


(a)      1998 Fourth Quarter includes:
-        $2,500 reversal of reserve for contract compliance issues

(b) 1997 Third Quarter includes:
   - $2,488 reversal of income tax valuation allowance (see Note 15)

(c) 1997 Fourth Quarter includes:
   - $7,800 of costs related to asbestos litigation (see Notes 14 and 21(a))
   - $2,055 reversal of accrued interest related to IRS examinations and potential disallowance of deductions

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None


                                                               PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are:

Name                    Age   Position
Dan R. Bannister        68  Director and Chairman of the Board
T. Eugene Blanchard     68  Director
Russell E. Dougherty    78  Director
Paul G. Kaminski        56  Director
Paul V. Lombardi        57  Director, President and Chief Executive Officer*
Dudley C. Mecum II      64  Director
David L. Reichardt      56  Director, Senior Vice President and General Counsel*
Herbert S. Winokur, Jr. 55 Director and Chairman of the Executive Committee Robert B. Alleger, Jr. 53 Vice President, Technical Services*
John J. Fitzgerald      45  Vice President and Controller*
Patrick C. FitzPatrick  59  Senior Vice President and Chief Financial Officer*
Paul T. Graham          32  Vice President and Treasurer
H. Montgomery Hougen    63  Vice President and Secretary and Deputy General
                            Counsel
Roxane P. Kerr          50  Senior Vice President, Human Resources and
                            Administration *
Marshall S. Mandell     56  Senior Vice President, Business Development *
Carl H. McNair, Jr.     65  Vice President, Enterprise Management *
Ruth Morrel             44  Vice President, Law and Compliance
Henry H. Philcox        57  Vice President and Chief Information Officer
Robert G. Wilson        57  Vice President and General Auditor

* Officers designated by an asterisk are deemed to be "officers" for purposes of Rule 16a-1(f), as promulgated in Release No. 34-28869.

                                    DIRECTORS

Dan R. Bannister                                            Director since 1985

     Mr. Bannister, age 68, is Chairman of the Board. He served as President of the Company from 1984 until 1997 and as Chief Executive Officer from 1985 until 1997. In 1997, he was elected Chairman of the Board; he is an active employee of the Company. He is a director of ITC Training Corporation. His term as a director expires in 2001.

T. Eugene Blanchard                                         Director since 1988

     Mr. Blanchard, age 68, served as Senior Vice President and Chief Financial Officer from 1979 to 1997, when he retired as an employee of the Company. He is the Chairman of the Company's Employee Stock Ownership Plan Committee. He is a director of Landmark Systems Corporation. His term as a director expires in 2000.

Russell E. Dougherty                                        Director since 1989

     General Dougherty, age 78, is a retired attorney, formerly with the law firm of McGuire, Woods, Battle & Boothe. He is a retired General, United States Air Force, who served as Commander-in-Chief, Strategic Air Command and Chief of Staff, Allied Command, Europe. From 1980 to 1986, he served as Executive Director of the Air Force Association and Publisher of Air Force Magazine. He was formerly a member of the Defense Science Board; trustee of the Institute for Defense Analysis; and trustee of The Aerospace Corp. His term as a director expires in 1999.

Paul G.  Kaminski                                           Director since 1997

     Mr. Kaminski, age 56, also served as a director of the Company from 1988 until 1994. He is President and Chief Executive Officer of Technovation, Inc. (consulting and investment banking). He served in the United States Department of Defense as Under Secretary of Defense for Acquisition and Technology from 1994 to 1997. He was Chairman and Chief Executive Officer of Technology Strategies & Alliances (strategic partnership consulting) from 1993 to 1994. He is a director of General Dynamics Corporation. His term as a director expires in 2001. Paul V. Lombardi Director since 1994 Mr. Lombardi, age 57, has served as President and Chief Executive Officer since 1997. He served as Chief Operating Officer from 1995 to 1997; as Executive Vice President from 1994 to 1997; as Vice President 1992 to 1994; as President of Federal Sector 1994 to 1995; and as President of Government Services Group 1992 to 1994. He was Senior Vice President and Group General Manager, Planning Research Corporation from 1990 to 1992. He is a director of Avid Medical Systems, Inc. His term as a director expires in 2000.

Dudley C. Mecum II                                          Director since 1988

     Mr. Mecum, age 64, is a Managing Director of Capricorn Holdings LLC (a private investment company). He was a partner, G. L. Ohrstrom & Co.(an investment firm) from 1989 to 1997. He served as Group Vice President and Director, Combustion Engineering, Inc. from 1985 to 1988, and previously as Vice Chairman, Peat, Marwick & Mitchell. He is a director of Citigroup, Travelers Property and Casualty Inc., Lyondell, Inc., Vicorp Restaurants Inc., Metris Companies Inc., CCC Information Services Group, Inc., and Suburban Propane Partners LLP. His term as a director expires in 2000.

David L.  Reichardt                                        Director  since 1988

     Mr. Reichardt, age 56, has served as Senior Vice President and General Counsel of the Company since 1986. He served as President of Dynalectric Company, a former subsidiary of the Company, from 1984 to 1986 and as Vice President and General Counsel of DynCorp from 1977 to 1984. His term as a director expires in 2001.

Herbert S. Winokur, Jr.                                     Director since 1988

     Mr. Winokur, age 55, served as Chairman of the Board from 1988 to 1997. He is Chairman and Chief Executive Officer of Capricorn Holdings, Inc. (a private investment company). He was formerly Senior Executive Vice President and Director, Penn Central Corporation. He is a director of ENRON Corporation; NAC Re Corporation; Mrs. Fields Holdings, Inc.; The WMF Group Ltd.; and CCC Information Services Group, Inc. His term as a director expires in 2001.

                         OTHER EXECUTIVE OFFICERS

In addition to those executive officers named above, who are included among the directors, the Company's executive officers include:

Robert B. Alleger, Jr., age 53, Vice President, Technical Services, has served in that capacity since 1996. He served as President of the Aerospace Technology strategic business unit from 1996 through 1998 and as President of the Technical Services sector since January 1, 1999. He was Vice President, Systems Support Services, Lockheed Martin Services, Inc. from 1992 to 1996 and Vice President, Business Development, GE Government Services, General Electric Company from 1989 to 1992.

John J. Fitzgerald, age 45, Vice President and Controller, has served in that capacity since 1997. He was Vice President and Controller, PRC, Inc. from 1992 to 1997; Chief Financial Officer and Treasurer of American Safety Razor Company from 1990 to 1992; Vice President and Controller of American Bank Stationery Company from 1988 to 1990; and Chief Financial Officer and Treasurer of Physician's Pharmaceutical Services, Inc. from 1986 to 1988.

Patrick C. FitzPatrick, age 59, Senior Vice President and Chief Financial Officer, has served in that capacity since 1997. He also served as Treasurer from March to November, 1997. He was Chief Financial Officer, American Mobile Satellite Corporation from 1996 to 1997; Senior Vice President and Chief Financial Officer of PRC Inc. from 1992 to 1996; and President and Chief Operating Officer of Oxford Real Estate Management Services from 1990 to 1992.

Paul T. Graham, age 32, Vice President and Treasurer, has served in that capacity since 1997. He was Finance Manager of the Company from 1992 to 1994, Assistant Treasurer from 1994 to 1997, and Director of Finance from 1995 to 1997.

H. Montgomery Hougen, age 63, Vice President and Secretary and Deputy General Counsel, has served as a Vice President since 1994 and as Corporate Secretary and Deputy General Counsel since 1984.


Roxane P. Kerr, age 50, Senior Vice President, Human Resources and Administration, has served in that capacity since March, 1998. She was Director, Human Resources, North America, LucasVerity Plc from 1993 to 1998 and a private human resources consultant from 1992 to 1993.

Marshall S. Mandell, age 56, Senior Vice President, Business Development, has served in that capacity since November 1998. He served as Vice President, Business Development from 1994 until 1998. He also served as Acting President of the Information and Engineering Technology strategic business unit from 1997 to 1998. He served as Vice President, Business Development, Applied Sciences Group from 1992 to 1994. He was Senior Vice President, Eastern Computers, Inc. from 1991 to 1992 and President, Systems Engineering Group, Ogden/Evaluation Research Corporation from 1984 to 1991.

Carl H. McNair, Jr., age 65, Vice President has served in that capacity since 1994 and served as President of the Enterprise Management strategic business unit from 1994 until January 1, 1999. He served as President, Support Services Division from 1990 to 1994. He is a director of Air Methods Corporation.

Ruth Morrel, age 44, Vice President, Law and Compliance, has served in that capacity since 1994. She served as Group General Counsel from 1984 to 1994.

Henry H. Philcox, age 57, Vice President and Chief Information Officer, has served in that capacity since 1995. He was Chief Information Officer of the Internal Revenue Service from 1990 to 1995.

Robert G. Wilson, age 57, Vice President and General Auditor, has served in that capacity since 1985.

                           STOCKHOLDERS AGREEMENT

         Under the terms of the New Stockholders Agreement (the "Stockholders Agreement"), which was adopted by substantially all management stockholders and expires on March 10, 1999, the management stockholders and outside investors who control approximately 32% of the voting stock on a fully diluted basis agreed to the following procedure for election of directors. Capricorn Investors, LP ("Capricorn"), an entity under the control of Mr. Winokur, on behalf of itself and the other outside investors, was entitled to nominate four of the total number of directors; Company management was entitled to nominate four directors; and the two groups would agree on a ninth director, for whom all of the parties have agreed to vote. All of the current directors and the nominees listed above were initially selected by this process. Effective January 23, 1997, Capricorn waived its right to nominate directors, but not its obligation to vote in accordance with the Shareholders Agreement, and Capricorn is no longer a holder of the Company's stock.

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






                                                      SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------
                                                                                     Long Term
                                                                                   Compensation
                                                  Annual compensation                 Awards

---------------------------------------------------------------------------------------------------------------------
                                                                      Other         Securities
                                                                      annual        underlying         All other
Name and principal position              Salary ($)     Bonus      compen-sation options/SARs (#)     compensation
             (a)                 Year       (c)        ($) (1)         ($)              (f)             ($) (2)
                                  (b)                    (d)           (e)                                (i)
---------------------------------------------------------------------------------------------------------------------



Paul V. Lombardi                 1998       342,104                                                           14,168
   President & Chief             1997       332,789       160,000           177                 --             8,148
   Executive Officer             1996       279,614       148,000            --             90,000            11,126
------------------------------- -------- ----------- ------------- ------------- ------------------ -----------------
------------------------------- -------- ----------- ------------- ------------- ------------------ -----------------
Dan R. Bannister                 1998       233,025                                                          259,927
   Chairman of the Board         1997       275,481        25,000           174                 --            14,215
   (formerly President &         1996       326,105       235,000            --            100,000            17,397
   Chief Executive Officer)
------------------------------- -------- ----------- ------------- ------------- ------------------ -----------------
------------------------------- -------- ----------- ------------- ------------- ------------------ -----------------
David L. Reichardt               1998       248,947                                                           16,591
    Senior Vice President &      1997       245,082        90,000           244                 --            11,578
   General Counsel               1996       219,464        99,000            --             75,000             9,564
------------------------------- -------- ----------- ------------- ------------- ------------------ -----------------
------------------------------- -------- ----------- ------------- ------------- ------------------ -----------------
Patrick C. FitzPatrick           1998       248,947                                                           10,781
    Senior Vice President &      1997       241,933        90,000            --            100,000            10,900
   Chief Financial Officer       1996            --            --            --                 --                --
------------------------------- -------- ----------- ------------- ------------- ------------------ -----------------
------------------------------- -------- ----------- ------------- ------------- ------------------ -----------------
Marshall S. Mandell              1998       212,724                                                           10,739
    Senior Vice President,       1997       204,248        73,300           364                 --             9,996
   Business Development          1996       179,246        80,000            --             30,000             9,182
------------------------------- -------- ----------- ------------- ------------- ------------------ -----------------


     (1) Column (d) reflects bonuses earned and expensed during year, whether paid during or after such year. 1998 bonuses, to be paid in 1999, have not been calculated as of the date of this filing. Since 1996, 20% of executive bonuses have been paid in shares of Common Stock, valued at then-current market value.
     (2) Column (i) includes special one-time payments in the aggregate amount of $249,536 to Mr. Bannister. Column (i) also includes respective individual's pro rata share of the Company's contribution to the Employee Stock Ownership Plan ("ESOP") and Company-matching contributions to the Savings and Retirement Plan ("SARP") and the imputed income for Company-paid premiums for life insurance. These amounts are:

----------------------- ------------------------------- ----------------------------- --------------------------------
                            ESOP contributions ($)         SARP contributions ($)         Imputed Income ($) (1)
                            ----------------------         ----------------------         ------------------
Name                      1998(2)      1997       1996      1998       1997     1996       1998       1997       1996
----------------------- ---------- --------- ---------- --------- ---------- -------- ---------- ---------- ----------
Mr. Lombardi                4,320     4,197      5,075     3,000      2,850      900      6,848      1,101      5,151
----------------------- ---------- --------- ---------- --------- ---------- -------- ---------- ---------- ----------
Mr. Bannister                  --        --      5,075     2,709      3,800    1,250      7,682     10,415     11,072
----------------------- ---------- --------- ---------- --------- ---------- -------- ---------- ---------- ----------
Mr. Reichardt               4,320     4,197      5,075     3,125      1,269      913      9,146      6,112      3,575
----------------------- ---------- --------- ---------- --------- ---------- -------- ---------- ---------- ----------
Mr. FitzPatrick             4,320     4,197         --     2,338      1,267       --      4,122      5,437         --
----------------------- ---------- --------- ---------- --------- ---------- -------- ---------- ---------- ----------
Mr. Mandell                 4,320     4,197      5,075     2,143      2,361    1,306      4,277      3,438      2,801
----------------------- ---------- --------- ---------- --------- ---------- -------- ---------- ---------- ----------

     (1) Includes imputed income for premiums paid by the Company for supplemental executive retirement plan life insurance and term life insurance, the amount of which is computed according to Internal Revenue Service tables.
(2)      Individual allocation of 1998 ESOP contribution has been estimated.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

------------------------ --------------------------------------------------------------------- ------------------------
                                                                                                Potential realizable
                                                                                                  value at assumed
                                                                                                annual rates of stock
                                                                                               price appreciation for
                                                  Individual Grants                                  option term
------------------------ --------------------------------------------------------------------- ------------------------
                             Number of       Percent of total
                            securities        options/ SARs
                            underlying          granted to       Exercise or
                           options/SARs        employees in       base price     Expiration
         Name               granted (#)        fiscal year        ($/Share)         date         5% ($)      10% ($)
          (a)                   (b)                (c)               (d)             (e)          (f)          (g)
------------------------ ------------------ ------------------- --------------- -------------- ----------- ------------
Mr. Lombardi                     0                 n/a               n/a             n/a          n/a          n/a
------------------------ ------------------ ------------------- --------------- -------------- ----------- ------------
------------------------ ------------------ ------------------- --------------- -------------- ----------- ------------
Mr. Bannister                    0                 n/a               n/a             n/a          n/a          n/a
------------------------ ------------------ ------------------- --------------- -------------- ----------- ------------
------------------------ ------------------ ------------------- --------------- -------------- ----------- ------------
Mr. Reichardt                    0                 n/a               n/a             n/a          n/a          n/a
------------------------ ------------------ ------------------- --------------- -------------- ----------- ------------
------------------------ ------------------ ------------------- --------------- -------------- ----------- ------------
Mr. FitzPatrick                  0                 n/a               n/a             n/a          n/a          n/a
------------------------ ------------------ ------------------- --------------- -------------- ----------- ------------
------------------------ ------------------ ------------------- --------------- -------------- ----------- ------------
Mr. Mandell                   40,000               7.8              20.00          3/16/08      377,400      956,100
------------------------ ------------------ ------------------- --------------- -------------- ----------- ------------

                                         AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                                     AND FY-END OPTION/SAR VALUES





----------------------- ----------------- --------------- ------------------------------ -----------------------------
                                                             Number of securities
                                                             underlying unexercised          Value of unexercised
                                                             options/SARs at fiscal       in-the-money options/ SARs
                                                                  year-end (#)              at fiscal year-end ($)
                        Shares acquired
                         on exercise(#)       Value               Exercisable/                   Exercisable/
         Name                 (b)          realized ($)           Unexercisable                 Unexercisable
         (a)                                   (c)                     (d)                           (e)
----------------------- ----------------- --------------- ------------------------------ -----------------------------
Mr. Lombardi                   --               --                64,000         66,000         222,400       206,600
----------------------- ----------------- --------------- --------------- -------------- --------------- -------------
Mr. Bannister                  --               --                75,000         90,000         288,900       292,600
----------------------- ----------------- --------------- --------------- -------------- --------------- -------------
Mr. Reichardt                  --               --                45,000         55,000         151,500       163,500
----------------------- ----------------- --------------- --------------- -------------- --------------- -------------
Mr. FitzPatrick                --               --                20,000         80,000          10,000        40,000
----------------------- ----------------- --------------- --------------- -------------- --------------- -------------
Mr. Mandell                    --               --                17,500         65,000          63,250        75,500
----------------------- ----------------- --------------- --------------- -------------- --------------- -------------

                       SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Company has established a Supplemental Executive Retirement Plan for certain senior executives, including the five individuals named above, whereby the individuals (or their beneficiaries) receive payments having an aggregate amount equal to 150% of the sum of their final annual salary rate plus their final target annual bonus, paid over the ten-year period following their normal retirement, disability retirement, and, in some cases, early retirement. Upon their death following such retirement, the individuals' beneficiaries also receive an additional aggregate lump-sum payment equal to one-half of the foregoing amount. In the event of their death prior to retirement, the individuals' beneficiaries receive, in lieu of the foregoing payments, an aggregate lump-sum payment equal to 100% of the sum of their final annual salary rate plus their final target annual bonus. The Company funds some of such payments through split-dollar life insurance policies.

                       CHANGE-IN-CONTROL AGREEMENTS

         The Company has entered into change-in-control agreements with Messrs. Lombardi, Reichardt, FitzPatrick, and Mandell (the "Severance Agreements"). Each Severance Agreement provides that certain benefits, including a lump-sum payment, will be triggered if the executive is terminated following a change in control of the Company, unless termination occurs under those circumstances set forth in the Severance Agreements. A change in control would occur if the Company were to be substantially acquired by a new owner or if a majority of the Board of Directors were replaced. The Severance Agreements currently expire on December 31, 1999 but are subject to annual automatic renewal unless terminated by the Board of Directors. The amount of such lump-sum payment would be 2.99 times the sum of the executive's annual salary and the average incentive compensation for the three prior years. Other benefits include payment of incentive compensation not yet paid for the prior year and a pro rata portion of incentive compensation awards for the current year. Each Severance Agreement also provides a reduction if the proposed payments exceed the amount the Company is entitled to deduct on its federal income tax return. The Severance Agreements also provide that the Company will reimburse the individual for legal fees and expenses incurred by the executive as a result of termination.

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

         In 1998, 5,000 stock options, having an exercise price equal to the then-current fair market value, were awarded to each of Messrs. Blanchard, Dougherty, Kaminski, and Mecum, pursuant to the Company's 1995 Stock Option Plan.

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

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the members of the Compensation Committee are current or former employees of or have a business or other relationship with the Company. No executive officer of the Company serves on the board of directors or compensation committee of any entity (other than subsidiaries of the Company) whose directors or executive officers served on the Board of Directors or Compensation Committee of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 26, 1999, the Company had 10,068,576 shares of Common Stock outstanding, which constituted all the outstanding voting securities of the Company. If all shares issuable upon exercise of all vested and unvested options and shares issuable as a result of expiration of deferrals under a former Restricted Stock Plan were to be issued, the outstanding voting securities following such events (the "fully diluted shares") would consist of 11,575,330 shares of Common Stock. The following tables show beneficial ownership of outstanding voting shares as a percentage of currently outstanding stock and beneficial ownership of issued and issuable shares as a percentage of common stock on a fully diluted basis assuming all such exercises and issuances.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table presents information as of February 26, 1999, concerning the only beneficial owner of five percent or more of the outstanding shares of the Company's common stock.


       ------------------------------------------------------- ------------------------- -----------------
                        Name and address of                       Amount & nature of        Percent of
                          beneficial owner                            ownership               shares
       -------------------------------------------------------                           -----------------
       ------------------------------------------------------- ------------------------- -----------------
       DynCorp Employee Stock Ownership Plan Trust                    7,181,467               71.3%
       c/o DynCorp                                                    Direct (1)
       2000 Edmund Halley Dr.
       Reston, VA  20191-3436
       ------------------------------------------------------- ------------------------- -----------------

(1) The Trust holds these shares for the accounts of approximately 31,600 participants. The Trustees vote the shares in accordance with instructions received from participants.

                           SECURITY OWNERSHIP OF MANAGEMENT

         The following table presents information as of February 26, 1999, concerning the beneficial ownership of the Company's common stock by directors and named executive officers and all directors and officers as a group. Shares include those held on behalf of the individuals in the ESOP and SARP.


--------------------------------------- -------------------------------------------------------------- -------------
                          Amount & nature of ownership
--------------------------------------- --------------------------------------------------------------
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
Name and title of beneficial owner        Outstanding     Obtainable within      Total                  Percent of
                                            shares           60 days (1)                                shares (2)
--------------------------------------- ---------------- -------------------- ------------- ----------
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
D. R. Bannister                                 259,605              164,711       424,316  Direct        }3.7%
Chairman of the Board & Director                  9,702                              9,702  Indirect
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
T. E. Blanchard(3)                               50,384               46,800        97,184  Direct          *
Director                                         12,631                             12,631  Indirect
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
R. E. Dougherty                                   4,000                    0         4,000  Direct          *
Director
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
P. C. FitzPatrick                                 1,372               30,000        31,372  Direct          *
Senior Vice President & Chief                     3,623                              3,623  Indirect
Financial Officer
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
P. G. Kaminski                                        0                1,000         1,000  Direct          *
Director
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
P. V. Lombardi                                   23,525               78,000       101,525  Direct          *
President, Chief Executive Officer &              7,004                              7,004  Indirect
Director
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
M. S. Mandell                                     4,667               25,500        30,167  Direct          *
Vice President, Business Development              2,728                              2,728  Indirect
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
D. C. Mecum II                                    2,825                    0         2,825  Direct          *
Director
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
--------------------------------------- ---------------- ------------------- -------------- ---------- -------------
D. L. Reichardt                                  37,657              60,000         97,657  Direct          *
Senior Vice President, General                    7,423                              7,423  Indirect
Counsel & Director
--------------------------------------- ---------------- ------------------- -------------- ---------- -------------
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
H. S. Winokur, Jr.                               35,639                    0        35,639  Direct        }3.8%
Director                                        409,773                            409,773  Indirect
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------
All directors and officers as a group           476,697              467,811       944,508  Direct        }12.5%
                                                503,257                            503,257  Indirect
--------------------------------------- ---------------- -------------------- ------------- ---------- -------------

     (1) Column reflects shares issuable upon exercise of vested options and expiration of deferral periods under former Restricted Stock Plan.
     (2) Percentages include aggregate direct and indirect shares. An asterisk indicates that beneficial ownership is less than one percent of the class.
     (3) Mr. Blanchard disclaims beneficial ownership of 40,000 shares owned by his spouse.

Item 13.  Certain Relationships and Related Information

         Mr.  Blanchard  serves as Trustee and  Chairman  of the  Administrative
Committee for the Company's Employee Stock Ownership Plan. Following his retirement as Chief Financial Officer in February, 1997, until December, 1997, he also provided occasional consulting services relating to his former employment. He is compensated at an hourly fee rate and is reimbursed for expenses.
Total fees paid in 1998 were $55,650.

         General Dougherty was, until the end of 1998, an attorney with the law firm of McGuire, Woods, Battle & Boothe, which firm has been retained by the Company from time to time to provide various legal services.

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

 Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997 and 1996.

 All other financial schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

3.  Exhibits

Exhibit  Description
3.1      Certificate of Incorporation, as currently in effect, consisting of
           Amended and Restated Certification of Incorporation (incorporated by reference to Registrant's Form 10-K/A for 1995, File No. 1-3879)
3.2      Registrant's By-laws as amended to date (incorporated by reference to
           Registrant's Form S-1, File No. 1-3879)
4.1      Indenture and supplement, dated April 18, 1997 between Dyn Funding
           Corporation (a wholly-owned subsidiary of the Registrant) and Bankers Trust Company relating to Contract Receivable Collateralized Notes (incorporated by reference to Registrant's Post-Effective Amendment No. 1 on Form S-2 to Form S-1, File No. 33-59279)
4.2      Registration Rights Agreement, dated as of March 17, 1997, among the
           Registrant, and BT Securities Corporation and Citicorp Securities, Inc.(incorporated by reference to Registrant's Form S-4,File
           No. 333-25355)
4.3      Indenture, dated March 17, 1997, between the Registrant and United
           States Trust Company of New York relating to the 9 1/2% Senior Sub-ordinated Notes due 2007 (incorporated by reference to Registrant's Form S-4, File No. 333-25355)
4.4      Specimen Common Stock Certificate (incorporated by reference to
           Registrant's Form 10-K for 1988, File No. 1-3879)
4.5      Statement Respecting Warrants and Lapse of Certain Restrictions
           (incorporated by reference to Registrant's Form 10-K for 1988,
           File No. 1-3879)
4.6      Article Fourth of the Amended and Restated Certificate of Incorporation
           (incorporated by reference to Registrant's Form 10-K for 1992, File No. 1-3879)
4.7      Second Amended and Restated Credit Agreement by and among Citicorp
           North America, Inc., certain Lenders, and the Registrant dated May 15, 1997 (incorporated by reference to Registrant's Form S-4, File No. 333-25355)
4.8      Stockholders Agreement (incorporated by reference to Registrant's Form
           S-1, File No. 33-59279)
10.1     Deferred Compensation Plan (incorporated by reference to
           Registrant's Form 10-K for 1987, File No. 1-3879)
10.2     Management Incentive Plan (incorporated by reference to registrant
           Form 10-K for 1997)
10.3     Executive Incentive Plan (incorporated by reference to registrant
           Form 10-K for 1997)
10.4     Severance Agreements (incorporated by reference to Exhibits (c)(4)
           through (c)(12) to Schedule 14D-9 filed by Registrant January 25,
           1988)
10.5     Amendment to Severance Agreement of Paul V. Lombardi, Vice President,
           Government Services Group and currently President & Chief Executive Officer (incorporated by reference to Registrant's Form 10-K for 1993, File No. 1-3879)
10.6     Amendment to Severance Agreement of Patrick C. FitzPatrick, Senior Vice
           President and Chief Financial Officer (incorporated by reference to Registrant's Form 10-K for 1996, File No. 1-3879)
10.7     Amendment  to Severance  Agreement  of David L.  Reichardt, Senior Vice
           President and General Counsel (incorporated by reference to Registrant's Form 10-K for 1996, File No. 1-3879)
10.8     Restricted Stock Plan (incorporated by reference to Registrant's Form
           10-K/A for 1995, File No. 1-3879)
10.9 1995 Stock Option Plan, as amended (incorporated by reference to Registrant's Form 10-K for 1997)
21       Subsidiaries of the Registrant (filed herewith)
23       Consent of Independent Public Accountants (filed herewith)

(b)  Reports on Form 8-K

December 24, 1998























                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DYNCORP

March 10, 1999                           By:
                                              /s/ Paul V. Lombardi
                                              P. V. Lombardi
                                              President and Chief
                                              Executive Officer


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



P. V. Lombardi             President and Director                 March 10, 1999
/s/ P.V. Lombardi        (Chief Executive Officer)


P. C. FitzPatrick          Senior Vice President -                March 10, 1999
/s/ P.C. FitzPatrick       Chief Financial Officer


D. L. Reichardt            Senior Vice President -                March 10, 1999
/s/ D.L. Reichard          General Counsel and Director


J.J. Fitzgerald            Vice President and Controller          March 10, 1999
/s/ J. J. Fitzgerald       (Chief Accounting Officer)

D. R. Bannister            Director                               March 10, 1999
/s/ D.R. Bannister

T. E. Blanchard            Director                               March 10, 1999
/s/ T.E. Blanchard

H. S. Winokur, Jr.         Director                               March 10, 1999
/s/ H.S. Winokur, Jr.

D. C. Mecum II             Director                               March 10, 1999
/s/ D.C. MecumII

R. E. Dougherty            Director                               March 10, 1999
/s/ R.E. Dougherty

P. G. Kaminski             Director                               March 10, 1999
/s/ P.G. Kaminski



    DynCorp (Parent Company)
    Schedule I - Condensed Financial Information of Registrant
    Balance Sheets
    (Dollars in thousands)




                                                                                                 December 31,
                                                                                            1998             1997
                                                                                            ----             ----
    Assets

    Current Assets:
    Cash and cash equivalents                                                           $  1,844         $ 18,591
    Accounts receivable and contracts in process,
      net of allowance for doubtful accounts                                              79,089           40,694
    Inventories of purchased products and supplies                                           547              548
    Other current assets                                                                  12,188           10,005
                                                                                        --------         --------
        Total current assets                                                              93,668           69,838

    Investment in and advances to subsidiaries and affiliates                             62,800           80,869

    Property and Equipment, net of accumulated depreciation
       and amortization                                                                    7,706            7,780

    Intangible Assets, net of accumulated amortization                                    29,628           30,775

    Other Assets                                                                          13,679            8,982
                                                                                     -----------       ----------

           Total Assets                                                                 $207,481         $198,244
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

    See accompanying "Notes to Condensed Financial Statements".





















    DynCorp (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Balance Sheets
(Dollars in thousands)


                                                                                                 December 31,
                                                                                             1998             1997
                                                                                             ----             ----
Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                                                     $23,424          $17,078
    Advances on contracts in process                                                         753              661
    Accrued liabilities                                                                   63,163           71,304
                                                                                        --------         --------
        Total current liabilities                                                         87,340           89,043

Long-Term Debt                                                                            99,545           99,510

Other Liabilities and Deferred Credits                                                     8,746           12,465

Temporary Equity:
    Redeemable Common Stock, at Redemption Value -
        ESOP                                                                             180,812          151,823
        Other                                                                              3,049            3,017

Permanent Stockholders' Equity:
    Common Stock                                                                             498              478
    Common Stock Warrants                                                                      -            1,259
    Paid-in Surplus                                                                      127,206          125,412
    Adjustment for redemption value greater than par value                              (183,140)        (154,138)
    Deficit                                                                              (78,782)         (93,837)
    Common Stock Held in Treasury                                                        (35,640)         (28,703)
    Unearned ESOP Shares                                                                  (2,153)          (8,085)
                                                                                        ----------      ------------

        Total Liabilities and Stockholders' Equity                                       $207,481         $198,244
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

See accompanying "Notes to Condensed Financial Statements."


DynCorp (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Statements of Operations
(Dollars in thousands)

                                                                           For the Years Ended December 31,
                                                                          1998            1997             1996
                                                                          ----            ----             ----

Revenues                                                               $632,690        $594,379        $588,978
                                                                       --------        --------        --------

Costs and Expenses:
    Cost of services                                                    605,302         570,324         565,582
    Corporate selling and administrative                                  9,363           9,808          11,323
    Interest expense                                                      8,991           6,382           1,089
    Interest income                                                     (12,087)         (2,375)         (1,162)
    Other expense                                                        17,261          27,773          18,373
                                                                       --------        --------        --------
                                                                        628,830         611,912         595,205

Loss from continuing operations before
  income taxes, and equity in net income of
  subsidiaries                                                           (3,860)        (17,533)         (6,227)
    Benefit for income taxes                                               (599)         (7,709)         (3,994)
                                                                      ---------        --------        --------

Earnings (loss) from continuing operations before
  equity in net income of subsidiaries                                    4,459          (9,824)         (2,233)
    Equity in net income of subsidiaries                                 10,596          17,246          14,182
                                                                       --------        --------       ---------

Earnings from continuing operations                                      15,055           7,422          11,949
  Earnings  from discontinued operations, net of
    income taxes                                                              -               -           2,680
                                                                     ---------         ---------       ---------

Net earnings                                                         $   15,055        $  7,422        $ 14,629
                                                                     ==========        ========        ========

    Preferred Class C dividends not declared or recorded                      -               -         (2,284)
                                                                     ----------       ---------       ---------

Common stockholders' share of earnings                               $   15,055       $   7,422       $  12,345
                                                                     ==========       =========       =========

The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements.

See accompanying "Notes to Condensed Financial Statements."


DynCorp (Parent Company)
Schedule I - Condensed Financial Information of Registrant
Statements of Cash Flows
(Dollars in thousands)
                                                                                               For the Years Ended December 31,
                                                                                             1998           1997              1996
Cash Flows from Operating Activities:
    Net earnings                                                                         $  15,055        $  7,422        $ 14,629
    Adjustments to reconcile net earnings from operations
     to net cash (used) provided by operating activities:
       Depreciation and amortization                                                         3,727           3,530           3,600
       Payment of income taxes on gain on sale of
         discontinued operations                                                                 -               -         (13,990)
       Loss from discontinued operations                                                         -               -          (2,680)
       Deferred income taxes                                                                 1,463           1,785             787
       Change in reserves of businesses divested in 1988                                    (1,698)          8,157             825
       Other                                                                                 1,374            (323)           (327)
       Change in assets and liabilities, net of acquisitions and dispositions:
          (Increase) decrease in accounts receivable and
            contracts in process                                                           (38,395)        (16,892)          4,367
          Decrease (increase) in inventories                                                     2             363             255
          Increase in other current assets                                                  (1,883)         (1,808)         (1,523)
          Decrease in current liabilities except notes
            payable and current portion of long-term debt                                   (6,396)         (7,909)         (9,652)
                                                                                          --------        --------        --------
    Cash (used) provided by continuing operations                                          (26,751)         (5,675)         (3,709)
    Cash used by discontinued operations                                                         -               -               -
                                                                                      ------------       ---------   -------------
        Cash (used) provided by operating activities                                       (26,751)         (5,675)         (3,709)
                                                                                         ---------        --------        ---------
Cash Flows from Investing Activities:
    Sale of property and equipment                                                             327             249             859
    Purchase of property and equipment, net of capitalized leases                           (2,082)         (3,464)         (1,452)
    Cost of software for new core system                                                    (5,598)              -               -
    Assets and liabilities of acquired businesses                                                -               -          (1,707)
    Proceeds from sale of discontinued operations                                                -               -           3,050
    Investing activities of discontinued operations                                              -               -               -
    Increase in investments in affiliates                                                   18,068            (867)              -
    Decrease (increase) in cash on deposit for letters of credit                                 -               -           6,244
    Other                                                                                   (1,670)           (276)           (232)
                                                                                       -----------     -----------        --------
         Cash (used) provided from investing activities                                      9,045          (4,358)          6,762
                                                                                       -----------      -----------       --------
Cash Flows from Financing Activities:
    Treasury stock purchased                                                                (6,194)           (923)         (9,712)
    Payment on indebtedness                                                                      -            (722)           (842)
    Proceeds from issuance of Senior Notes                                                       -          99,484               -
    Common stock and warrants purchased from investors                                           -         (37,819)              -
    Redemption of Junior Subordinated Debentures                                                 -               -               -
    Stock released to Employee Stock Ownership Plan                                          7,378           5,189             503
    Loans to Employee Stock Ownership Plan                                                       -         (13,274)              -
    Deferred financing expenses                                                                (73)         (4,120)         (1,310)
    Other financing transactions                                                              (152)           (209)            (20)
    Change in intercompany balances, net                                                         -         (41,743)            737
                                                                                      ------------        ---------    -----------
         Cash provided (used) from financing activities                                        959           5,863         (10,644)
                                                                                        ----------       ---------        --------
    Net (Decrease) Increase in Cash and Short-term Investments                             (16,747)         (4,170)         (7,591)
    Cash and Short-term Investments at Beginning of the Year                                18,591          22,761          30,352
                                                                                         ---------       ---------       ---------
    Cash and Short-term Investments at End of the Year                                   $   1,844        $ 18,591        $ 22,761
                                                                                         =========        ========        ========

The "Notes to Consolidated Financial Statements" of DynCorp and Subsidiaries are an integral part of these statements. See accompanying "Notes to Condensed Financial Statements."

DynCorp (Parent Company)
Schedule I - Notes to Condensed Financial Statements
December 31, 1998
(Dollars in thousands except where otherwise noted)


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

2.  Long-term Debt

    At December 31, 1998 and 1997, long-term debt consisted of:

                                                    1998                   1997
                                                   -----                  ------
    9 1/2% Senior Notes, due 2007                $99,546                $99,510

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

    The Company receives 97% of the face value of the accounts receivable sold to DFC. The Company records the 3% discount from the face value of the accounts receivable as an expense at the time of sale. In 1997 and 1996, the Company recorded as expense $16.7 million and $17.2 million which is reflected in "Other Expense" in the accompanying "Statements of Operations" (in the "Consolidated Statements of Operations" of DynCorp and Subsidiaries this expense is offset by the gain recognized by DFC).

DynCorp and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 1998, 1997 and 1996
(Dollars in thousands)


                                           Balance at  Charged to  Write-off of               Balance
                                            Beginning    Costs and   Uncollectible            at End of
              Description                   of Period   Expenses    Accounts       Other        Period
Year Ended December 31, 1998
  Allowance for doubtful accounts               $ 476      $  900       $(234)     $   (16)      $1,126

Year Ended December 31, 1997
  Allowance for doubtful accounts               $ 229      $  629       $(382)   $       -      $   476

Year Ended December 31, 1996
  Allowance for doubtful accounts             $     9      $  120     $     -       $  100 (1)   $  229



(1) Balance recorded at acquisition of Data Management Design, Inc.