Form 10-Q
period 1999-04-01
DYNCORP
filed 1999-05-14
CIK 30770

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   April 1, 1999    Commission file number 1-3879



                              DynCorp
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


                    Delaware                                  36-2408747
          -------------------------------                 -------------------
          (State or other jurisdiction of                   (IRS Employer
           incorporation or organization)                 Identification No.)


      2000 Edmund Halley Drive, Reston, VA                 20191-3436
    ----------------------------------------               ----------
    (Address of principal executive offices)               (Zip Code)


                                      (703) 264-0330
                ----------------------------------------------------
                (Registrant's telephone number, including area code)


                         Former fiscal year - December 31
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding as of May 11, 1999
            -----                              ------------------------------
Common Stock, $0.10 Par Value                          10,022,854

                            DYNCORP AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 1, 1999

                                      INDEX




                                                                    Page
                                                                    ----

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets at
     April 1, 1999 and December 31, 1998                            3-4

   Consolidated Condensed Statements of Operations for
     Three Months Ended April 1, 1999 and April 2, 1998             5

   Consolidated Condensed Statements of Cash Flows for
     Three Months Ended April 1, 1999 and April 2, 1998             6

   Consolidated Statement of Stockholders' Equity                   7

   Notes to Consolidated Condensed Financial Statements             8-11

 Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   12-16

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K                         16

   Signatures                                                      17

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

                            DYNCORP AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      APRIL 1, 1999 AND DECEMBER 31, 1998
                               (In thousands)




                                                     April 1,
                                                      1999         December 31,
                                                    Unaudited          1998
                                                    ---------      ------------
Assets
------
Current Assets:
 Cash and cash equivalents                          $ 12,377        $  4,088
 Accounts receivable and contracts in process, net   258,302         257,670
 Inventories of purchased products and supplies,
   at lower of cost (first-in, first-out) or market      638             769
 Other current assets                                 17,820          15,775
                                                    --------        --------
     Total current assets                            289,137         278,302

Property and Equipment (net of accumulated
  depreciation and amortization of $29,071 in 1999
  and $27,538 in 1998)                                18,764          18,544

Intangible Assets (net of accumulated amortization
  of $50,857 in 1999 and $50,030 in 1998)             62,287          58,796

Other Assets                                          32,367          23,596
                                                    --------        --------
Total Assets                                        $402,555        $379,238
                                                    ========        ========

See accompanying notes to consolidated condensed financial statements.



                           DYNCORP AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      APRIL 1, 1999 AND  DECEMBER 31, 1998
                      (In thousands, except share amounts)


                                                     April 1,
                                                      1999         December 31,
                                                    Unaudited          1998
                                                    ---------      ------------
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Notes payable and current portion of
   long-term debt                                 $ 27,251          $  8,145
 Accounts payable                                   55,179            66,885
 Deferred revenue and customer advances              3,175             2,542
 Accrued liabilities                               118,991           110,051
                                                  --------          --------
     Total current liabilities                     204,596           187,623

Long-Term Debt                                     152,090           152,121

Other Liabilities and Deferred Credits              35,231            27,644

Contingencies and Litigation

Temporary Equity:
 Redeemable Common Stock -
   ESOP Shares, 7,168,510 and 7,082,422 shares
   issued and outstanding in 1999 and 1998,
   respectively, subject to restrictions          182,835           180,812
 Other, 125,714 shares issued and outstanding
   in 1998                                              -             3,049

Stockholders' Equity:
 Common  Stock,  par value ten cents per share,
   authorized  20,000,000  shares; issued
   5,021,541 shares in 1999 and 4,976,423 shares
   in 1998                                             502              498
 Paid-in Surplus                                   127,216          127,216
 Accumulated other comprehensive income                 (7)             (10)
 Reclassification to temporary equity for
   redemption value greater than par value        (182,118)        (183,140)
 Deficit                                           (74,891)         (78,782)
 Common Stock Held in Treasury, at cost;
   2,168,697 shares in 1999 and 2,005,728 shares
   in 1998                                         (39,556)         (35,640)
 Unearned ESOP Shares                               (3,343)          (2,153)
                                                  ---------        ---------
Total Liabilities and Stockholders' Equity        $402,555         $379,238
                                                  =========        =========

See accompanying notes to consolidated condensed financial statements.


                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                    UNAUDITED


                                                       Three Months Ended
                                                       ------------------
                                                April 1, 1999     April 2, 1998
                                                -------------     -------------
Revenues                                            $311,886          $297,873

Costs and Expenses:
 Costs of services                                  295,369            283,936
 Corporate general and administrative                 5,417              5,267
 Interest income                                       (777)              (349)
 Interest expense                                     4,054              3,794
 Other                                                  235                366
                                                   ---------          ---------
    Total costs and expenses                        304,298            293,014

Earnings before income taxes and minority interest    7,588              4,859
 Provision for income taxes                           2,594              1,776
                                                   ---------          ---------

Earnings before minority interest                     4,994              3,083
 Minority interest                                    1,103                420
                                                   ---------          ---------

Net earnings                                       $  3,891           $  2,663
                                                   =========          =========

Basic earnings per share                           $   0.38           $   0.27

Diluted earnings per share                         $   0.38           $   0.25

Weighted average number of shares outstanding for
  basic earnings per share                           10,176             10,000

Weighted average number of shares outstanding for
  diluted earnings per share                         10,328             10,463


See accompanying notes to consolidated condensed financial statements.



                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   UNAUDITED
                                                    Three Months Ended
                                                    ------------------
                                             April 1, 1999       April 2, 1998
                                             -------------       -------------
Cash Flows from Operating Activities:
Net earnings                                    $ 3,891             $ 2,663
Adjustments to reconcile net earnings from
  operations  to net cash provided (used):
 Depreciation and amortization                   2,310                2,088
 Other                                            (142)                 536
Changes in current assets and liabilities, net
  of acquisitions:
 Increase in current assets except cash and
   cash equivalents                             (2,520)             (19,280)
 Decrease in current liabilities excluding
   notes payable and current portion of
   long-term debt                               (2,491)              (1,320)
                                              ---------           ----------
Cash provided (used) by operating activities     1,048              (15,313)

Cash Flows from Investing Activities:
Sale of property and equipment                      13                    4
Purchase of property and equipment              (1,453)                (832)
Assets and liabilities of acquired business          -              (10,000)
Increases in investment in unconsolidated
  affiliates                                      (951)                (478)
Capitalized cost of new financial and human
  resource systems                              (4,311)              (1,845)
Other                                              (26)                 200
                                               --------            ---------
Cash used by investing activities               (6,728)             (12,951)

Cash Flows from Financing Activities:
Treasury stock purchased                        (4,149)                 (50)
Payment on indebtedness                        (47,456)                (161)
Proceeds from borrowings                        66,522               20,000
Payment received on Employee Stock
  Ownership Plan note                            1,057                1,659
Loan to Employee Stock Ownership Plan           (2,247)                   -
Other                                              242                  (80)
                                               -------              --------
Cash provided from financing activities         13,969               21,368

Net Increase (Decrease) in Cash and Cash
  Equivalents                                    8,289               (6,896)
Cash and Cash Equivalents at Beginning of
  the Period                                     4,088               24,602
                                               --------             --------
Cash and Cash Equivalents at End of the
  Period                                       $12,377              $17,706
                                               =======              =======

Supplemental Cash Flow Information:
Cash paid for income taxes                     $ 1,292             $   730
                                               =======             =======
Cash paid for interest                         $ 5,568             $ 7,438
                                               =======             =======

See accompanying notes to consolidated condensed financial statements.




                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED




                                                              Adjustment for                                      Accumulated
                                                             Redemption Value                       Unearned         Other
                                         Common   Paid-in      Greater than             Treasury      ESOP       Comprehensive
                                          Stock   Surplus       Par Value     Deficit    Stock       Shares         Income
                                         ------   -------    ---------------- -------   --------    --------     -------------

Balance, December 31, 1998                $ 498   $127,216   $(183,140)      $(78,782)  $(35,640)   $(2,153)      $(10)

Employee compensation plans (option
  exercises, restricted stock plan,
  incentive bonus)                                                                           233
Treasury stock purchased                                                                  (4,149)
Loans to the Employee Stock Ownership Plan                                                           (2,247)
Payment received on Employee Stock
  Ownership Plan note                                                                                 1,057
Reclassification to Redeemable Common Stock   4                  1,022
Other                                                                                                                3
Net earnings                                                                    3,891
                                          -----   --------   ----------      ---------  ---------   --------      ------
Balance, April 1, 1999                    $ 502   $127,216   $(182,118)      $(74,891)  $(39,556)   $(3,343)      $  (7)
                                          =====   ========   ==========      =========  =========   ========      ======


                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  APRIL 1, 1999

                                    UNAUDITED

Note 1.  Basis of Presentation

      The unaudited consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain amounts presented for prior periods have been reclassified to conform to the 1999 presentation.

Note 2.  Accounts Receivable and Contracts in Process

      At April 1, 1999 and December 31, 1998, $114.2 million and $87.9 million, respectively, of accounts receivable were restricted as collateral for the 7.486% Contract Receivable Collateralized Notes. Additionally, $1.5 million of cash was restricted as collateral for the Notes and has been included in Other Assets on the accompanying Consolidated Condensed Balance Sheets at April 1, 1999 and December 31, 1998.

      Accounts receivable are net of an allowance for doubtful accounts of $0.2 million at April 1, 1999 and $1.1 million at December 31, 1998.

Note 3.  Redeemable Common Stock

      Common stock which is redeemable has been reflected as Temporary Equity at each balance sheet date and consists of the following:


                                    Balance at                       Balance at
                       Redeemable    April 1,           Redeemable  December 31,
               Shares    Value         1999     Shares    Value         1998
               ------  ----------   ----------  ------  ----------  -----------
ESOP Shares  3,382,340    $27.75    $ 93,860   3,382,340   $27.75     $ 93,860
             3,786,170    $23.50      88,975   3,700,082   $23.50       86,952
             ---------              --------   ---------              --------
             7,168,510              $182,835   7,082,422              $180,812
             =========              ========   =========              ========

Other Shares                                     125,714   $24.25     $  3,049
                                                 =======              ========

      In accordance with the Employee Retirement Income Security Act regulations and the Employee Stock Ownership Plan ("ESOP") documents, the Company is obligated, unless the ESOP Trust purchases the shares, to purchase distributed common stock shares from ESOP participants on retirement or termination at fair value as long as the Company's common stock is not publicly traded. However, under the Subscription Agreement with the ESOP dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase.

      In conjunction with the acquisition of Technology Applications, Inc. in 1993, the Company issued put options on 125,714 shares of common stock. On January 12, 1999, the holder exercised the put option on these 125,714 shares of common stock at the applicable price of $24.25 per share.

Note 4.  Employee Stock Ownership Plan

      From time to time, the Company makes collateralized loans to the Employee Stock Ownership Trust to purchase shares, pay administrative expenses, and to pay off expiring loans. During the first quarter of 1999, the Company loaned the ESOP $2.2 million. The unpaid loan balance, reflected as a reduction of stockholders' equity, was $3.3 million and $2.2 million at April 1, 1999 and December 31, 1998, respectively. The unpaid loan balances represented 144,658 shares at April 1, 1999, and 99,309 shares at December 31, 1998.

Note 5.  Income Taxes

      The provision for income taxes in 1999 and 1998 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

Note 6.  Earnings Per Share

      The following table sets forth the reconciliation of shares for basic EPS to shares for diluted EPS. Basic EPS is computed by dividing earnings by the weighted average number of common shares outstanding and contingently issuable shares. The weighted average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated ESOP shares. Shares earned and vested but unissued under the Restricted Stock Plan are contingently issuable shares whose condition for issuance has been satisfied and as such have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted average number of stock warrants and options outstanding, assuming the treasury stock method.

                                                      Three Months Ended
                                                      ------------------
                                                    April 1,      April 2,
                                                      1999          1998
                                                    --------      --------
      Weighted average shares outstanding for
        basic EPS                                    10,176        10,000
       Effect of dilutive securities:
         Warrants                                         -           341
         Stock options                                  152           122
                                                     ------        ------
      Weighted average shares outstanding for
        diluted EPS                                  10,328        10,463
                                                     ======        ======

Note 7.  Recently Issued Accounting Pronouncements

      In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," which became effective for fiscal years beginning after December 15, 1998. The statement provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities to be expensed as incurred. The adoption of this statement, effective January 1, 1999, did not have a material impact on the Company's financial statements.

     AICPA SOP No. 98-9, "Software Revenue Recognition," was issued in December 1998. SOP No. 98-9 amends SOP No. 97-2 to require recognition for multiple-element arrangements by means of the "residual method" in certain circumstances. The provisions of SOP No. 98-9 that extend the deferral of certain passages of SOP No. 97-2 became effective December 15, 1998. All provisions are effective for transactions entered into in fiscal years beginning after March 15, 1999. Earlier application for financial statements or information that has not been issued is permitted and retroactive application is prohibited. SOP No. 98-9 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for
      Derivative Instruments and Hedging Activities" and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because of the Company's minimal use of derivatives, the Company does not expect that the adoption of the new standard will have a material impact on the results of operations or financial condition.

Note 8.  Business Segments

     Effective January 1, 1999, DynCorp realigned its three Strategic Business Segments into two focused sectors. The Company's Information and Engineering Technology Unit and most of its Enterprise Management Unit were combined to become DynCorp Information and Enterprise Technology. Aerospace Technology and the remaining parts of Enterprise Management were combined to become DynCorp Technical Services. The purpose of this realignment was to provide focus and clarity to the Company's businesses and enable the Company to better serve its customers by concentrating technical services and information technology competencies in individual single business unit structures. Information for business segments for the first quarter of 1998 has been restated to give effect to this change.

     Revenues, operating profit and identifiable assets for the Company's two business segments for the first quarter of 1999 and the comparable period for 1998 are presented below:


                                                          Three Months Ended
                                                          ------------------
                                                        April 1,       April 2,
                                                          1999           1998
                                                        --------       --------
     Revenues
     --------
      DynCorp Information and Enterprise Technology      $155,456     $151,799
      DynCorp Technical Services                          156,430      146,074
                                                         --------     --------
                                                         $311,886     $297,873
                                                         ========     ========
     Operating Profit (a)
     --------------------
      DynCorp Information and Enterprise Technology      $  8,970      $  7,939
      DynCorp Technical Services                            6,960         5,560
                                                         --------      --------
                                                           15,930        13,499

      Corporate general and administrative                  5,417         5,267
      Interest income                                        (777)         (349)
      Interest expense                                      4,054         3,794
      Goodwill amortization                                   393           393
      Minority interest included in operating profit       (1,103)         (420)
      Amortization of intangibles of acquired companies       384           324
      Other miscellaneous                                     (26)         (369)
                                                         ---------     ---------
      Earnings from continuing operations
        Before income taxes and minority interest        $  7,588      $  4,859
                                                         =========     =========



                                                          April 1,  December 31,
                                                            1999        1998
                                                          --------  ------------
       Identifiable Assets
       -------------------
          DynCorp Information and Enterprise Technology  $188,737      $193,094
          DynCorp Technical Services                      148,250       141,514
          Corporate                                        65,568        44,630
                                                         --------      --------
                                                         $402,555      $379,238
                                                         ========      ========

(a) Defined as the excess of revenues over operating expenses and certain nonoperating expenses.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General
-------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of DynCorp and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto and the Company's annual report on Form 10-K for the year ended December 31, 1998.

Results of Operations
---------------------

The Company provides diversified management, technical and professional services to primarily U.S. Government customers throughout the United States of America and internationally. The Company's customers include various branches of the Department of Defense, the Department of Energy, NASA, the Department of State, the Department of Justice and various other U.S., state and local government agencies, commercial clients and foreign governments. The following discusses the Company's results of operations for the three months ended April 1, 1999 and the comparable period for 1998.

Revenues and Operating Profit
-----------------------------

Revenues for the first quarter of 1999 were $311.9 million, compared to $297.9 million for the comparable period in 1998, an increase of $14.0 million or 4.7%. Operating profit, defined as the excess of revenues over operating expenses and certain non-operating expenses, was $15.9 million for the first quarter of 1999, compared to $13.5 million for the first quarter of 1998, an increase of $2.4 million, or 17.8%.

DynCorp Information and Enterprise Technology reported revenues of $155.5 million for the first quarter of 1999 compared to $151.8 million for the same quarter in 1998, an increase of $3.7 million or 2.4%. Operating profit increased by $1.1 million to $9.0 million, or 13.9% from $7.9 million in the first quarter of 1998. The increase in revenues in the first quarter of 1999 compared to the first quarter of 1998 resulted from higher volume of state contract business, increased volume on a contract with the U.S. Postal Service, and increased tasking and performance of indefinite delivery/indefinite quantity ("IDIQ") contracts for the Department of Defense, the General Services Administration, and the Health Care Finance Administration. Also contributing to the revenue increase was the impact of full quarter results for FMAS, a medical outcome measurement and data abstraction services company acquired in February 1998. Partially offsetting these increases in revenues was the loss in a recompetition of significant portions of the work scope of an enterprise contract at the DoE Rocky Flats location, and a reduction in the level of services on an enterprise contract at the Hanford location due to funding cutbacks.

DynCorp Information and Enterprise Technology has been notified that two contracts are being terminated for convenience by the customer. These contracts are expected to end during the second quarter. Revenue and operating profit for these two contracts during the first quarter were $12.4 million and $0.8 million, respectively. It is management's opinion that new business and growth of existing business will replace the revenue loss. The expected net profit from these contracts was not significant.

DynCorp Information and Enterprise Technology's increase in operating profit, first quarter 1999 vs. first quarter 1998, resulted from increased profits on the aforementioned state contracts, the contract with the U.S. Postal Service, and improved profitability on previously awarded IDIQ contracts. Also contributing was increased profits on an Immigration and Naturalization Service contract. These increased profits more than offset the decrease in profits from the loss of an enterprise contract at the Rocky Flats location.

DynCorp Technology Services first quarter 1999 revenues were $156.4 million compared to $146.1 million for the first quarter of 1998, an increase of $10.3 million, or 7.1%. Operating profit increased by $1.4 million to $7.0 million, or 25.0% from $5.6 million in the first quarter of 1998. The increase in revenues resulted from increased level of effort on a contract providing technical and support services for the United States Air Force at Columbus AFB, which was awarded late in 1998 but was fully operational in the first quarter of 1999, growth in two State Department contracts with Qatar and Kuwait, and increases in the purchase of reimbursable materials.

DynCorp Technology Services' increase in operating profit first quarter 1999 vs. first quarter 1998 resulted from the increased level of effort on the United States Air Force contract and the growth in the State Department contracts. Also contributing to the higher operating profits, were no bid and proposal costs at Fort Rucker in the first quarter of 1999 vs. the first quarter of 1998. Fort Rucker was won in a recompetition in 1998.

Cost of Services
----------------

Cost of Services for the first quarter 1999 was 94.7% of revenue as compared to 95.3% for the comparable period in 1998. This resulted in gross margins of $16.5 million for the first quarter of 1999 as compared to $13.9 million for the first quarter of 1998. The same contract wins and losses that affected revenues and operating profits similarly effected gross margin.

Corporate General and Administrative
------------------------------------

Corporate general and administrative expense for the first quarter of 1999 was $5.4 million, compared to $5.3 million for the comparable period in 1998, an increase of $0.1 million. The slight increase in the first quarter corporate general and administrative expense primarily resulted from the Company's design and development of new financial and human resource software packages as described below under Year 2000.

Interest Expense
----------------

Interest expense was $4.1 million in the first quarter of 1999, up from $3.8 million in the first quarter of 1998. The increase was principally due to additional borrowings in 1999 from the utilization of the Company's line of credit. The additional borrowings were primarily used to fund the Company's working capital needs.

Income Taxes
------------

The provision for income taxes in 1999 and 1998 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The provision for income taxes increased by $0.8 million for the three months ended April 1, 1999 from the comparable period in 1998 as a result of the increase in 1999 pre-tax income. The Company's effective tax rate approximated 40% for the three months ended April 1, 1999.

Backlog
-------

The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $4.1 billion at April 1, 1999, unchanged from December 31, 1998. The backlog at April 1, 1999 consisted of $2.1 billion for DynCorp Technical Services and $2.0 billion for DynCorp Information and Enterprise Technology compared to December 31, 1998 backlog of $2.0 billion for DynCorp Technical Services and $2.1 billion for DynCorp Information and Enterprise Technology. The Company has been awarded significant indefinite delivery, indefinite quantity ("IDIQ") contracts with GSA and NASA to provide comprehensive desktop computer, server and intra-center communication support. The Company's backlog at April 1, 1999 does not include any significant value for these contracts because the Company cannot reasonably estimate the future revenues from these contracts.

Working Capital and Cash Flow
-----------------------------

Working capital, defined as current assets less current liabilities, was $84.5 million at April 1, 1999 compared to $90.7 million at December 31, 1998, a decrease of $6.2 million. This decrease was primarily the result of the additional borrowings against the Contract Receivable Collateralized Class B Variable Rate Note.

Cash provided by operations was $1.0 million in the first three months of 1999, as compared to $15.3 million cash used the same year-ago quarter. During the first quarter of 1998, the implementation of a new procedure for payment by the Defense Finance and Accounting Service ("DFAS") caused significant delays in payment on certain of the Company's contracts with the Defense Department. As the implementation at DFAS progressed, delays in payments have become less significant. This event was primarily responsible for the change in operating cash for the first quarter of 1999 compared to the first quarter of 1998.

Investing activities used funds of $6.7 million in the three months ended April 1, 1999 principally for the purchase of property and equipment, and the capitalized cost of new software for internal use as part of the Company's Year 2000 plan. The Company has capitalized $11.6 million of internal use software and anticipates capitalizing another $1.1 million over the next nine months. During the first three months of 1998, investing activities used funds of $13.0 million, principally for the acquisition of FMAS and for the purchase of new software for internal use.

Financing activities provided net funds of $14.0 million in the first quarter of 1999, which consisted primarily of additional borrowing against the Contract Receivable Collateralized Class B Variable Rate Note, as described above. The proceeds were used to make a loan to the Employee Stock Ownership Plan, to fund the Company's purchase of common stock from investors, and to finance working capital needs. During the first quarter of 1998, financing activities provided funds of $21.4 million which consisted primarily of $20.0 million borrowed against the Contract Receivable Collateralized Class B Variable Rate Note to finance working capital needs.

The Company expects to acquire additional shares of its stock from ESOP stock puts and other investors during the remainder of the year. The amounts of stock purchases is dependent upon the number of puts exercised, the amount of excess sellers vs. buyers, if any, in the Company's internal market, and limitations on stock repurchases in the Company's debt agreements.

Earnings before Interest, Taxes, Depreciation, and Amortization
---------------------------------------------------------------

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



                                                   Three Months Ended
                                                   ------------------
                                             April 1,               April 2,
                                               1999                   1998
                                             --------               --------
Net earnings                                $ 3,891                  $2,663
   Depreciation and amortization              2,310                   2,088
   Interest expense, net                      3,277                   3,445
   Income taxes                               2,594                   1,776
   Amortization of deferred debt  expense      (186)                   (177)
   Debt issue discount                           (9)                     (8)
                                            --------                 -------
EBITDA                                      $11,877                  $9,787
                                            ========                 =======


Year 2000 Readiness Disclosure
------------------------------

The "Year 2000" issue ("Y2K") concerns the inability of some computer software and hardware to accommodate "00" in the two digit data field used to identify the year. The principal Y2K risk to the Company would come from an extended failure of one or more of its core systems (financial, payroll, and human resources).

A Year 2000 analysis of the Company's core financial, human resources and payroll systems software was conducted in 1997. The software packages were found to be non-compliant, prompting a replacement of these packages. The implementation of the replacement package is underway with a projected completion date of July 1999 for human resources and payroll and December 1999 for the financial systems. Deployment of the new human resources and payroll systems was completed for the DTS strategic business area in January 1999. Total capitalized expenditures for the resystemization effort were $11.6 million as of April 1, 1999. The Company anticipates additional capitalized expenditures of $1.1 million for the remainder of 1999.

In the event the replacement of core systems cannot be completed before the end of the fourth quarter of 1999, a contingency plan has been activated to install an updated compliant version of the Company's current financial software package in all locations that may not be converted by year-end. Six conversions have already been completed, and the remaining conversions will be completed by the fall of 1999.

The core systems assessment included contact with third-party telecommunications, employee benefits, insurance, and other providers. Letters have been obtained from these providers, who generally state that they are working on the Y2K problem. Follow-up contacts are planned in 1999 to ascertain progress by these providers.

A Year 2000 Program Management Plan has been developed to address other Y2K compliance issues. A multifunctional task group is overseeing assessment and remediation or replacement efforts in the areas of core systems, network and office automation, and field information and non-information systems. No major problems have yet been identified that would materially affect the Company's ability to perform on any of its significant contracts. These assessments include third-party service providers and other vendors on whom a given contract might depend.

One area of possible vulnerability that is being addressed is the payment capability of the various government payment offices receiving and processing invoices from a given contract site. Efforts have been started by the Company to assess this issue. A letter received in late December from the DFAS office in Arlington, Virginia stated that 77% of the payment offices are Y2K compliant, with 100% compliance expected by March 31, 1999. A recent check of the DFAS web site indicated that May 31, 1999 is the target date for full compliance for all DoD payment systems and contingency plans are being developed to assure that Y2K does not adversely affect DFAS' ability to make payments.

Another assessment being pursued by contract sites is on government-furnished equipment ("GFE"). If GFE is critical to performance on a contract and is not compliant, a failure could affect contract performance. While this may not be material to the Company as a whole, individual contracts are ensuring that non-compliant GFE is assessed and remediation responsibilities are delineated. No major problems have yet been identified that would materially affect the Company's ability to perform on any of its significant contracts.

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

In summary, the primary Y2K vulnerability for the Company is possible failure of core systems. The resystemization effort is a top priority within DynCorp, with dedicated teams and incentive plans for keeping these employees throughout the project. Contingency plans are being executed in the event of a delay. Millennium Coordinators are overseeing the Y2K effort at each business unit, and a multi-functional team of executives, headed by the Y2K Program Manager and chaired by the Corporate Chief Information Officer acts as a Y2K steering committee. While assessments are still underway at the contract level, progress is being made to complete assessments and impact analyses in the first half of 1999. Once the assessments of contracts and tasks that represent some 80% of company revenue are completed and evaluated, appropriate "what-if" scenarios and contingency planning will begin.

Forward Looking Statements
--------------------------

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

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

         Exhibit 3.2 - Registrant's by-laws as amended to date.

(b)  Reports on Form 8-K

   On February 26, 1999, the Company filed a report on Form 8-K reporting item 8, "change in fiscal year".

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           DYNCORP




Date:  May 13, 1999                      /s/ P. C. FitzPatrick
                                             ---------------------------
                                             P.C. FitzPatrick
                                             Senior Vice President
                                             and Chief Financial Officer



Date:  May 13, 1999                     /s/  J. J. Fitzgerald
                                             ----------------------------
                                             J.J. Fitzgerald
                                             Vice President
                                             and Corporate Controller