Form 10-Q
period 1999-07-01
DYNCORP
filed 1999-08-13
CIK 30770

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  July 1, 1999  Commission file number 1-3879
                                ------------                         ------


                                   DynCorp
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          36-2408747
-------------------------------                           -------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


  2000 Edmund Halley Drive, Reston, VA                       20191-3436
 ----------------------------------------                    ----------
 (Address of principal executive offices)                    (Zip Code)


                              (703) 264-0330
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding as of August 10, 1999
               -----                        ---------------------------------

Common Stock, $0.10 Par Value                           10,015,000

                          DYNCORP AND SUBSIDIARIES
                                FORM 10-Q
                    FOR THE QUARTER ENDED JULY 1, 1999

                                 INDEX



                                                                     Page
                                                                     ----

PART I.  FINANCIAL INFORMATION
------------------------------
 Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets at
     July 1, 1999 and December 31, 1998                               3-4

   Consolidated Condensed Statements of Operations for
     Three and Six Months Ended July 1, 1999 and July 2, 1998         5

   Consolidated Condensed Statements of Cash Flows for
     Six Months Ended July 1, 1999 and July 2, 1998                   6

   Consolidated Statement of Stockholders' Equity                     7

   Notes to Consolidated Condensed Financial Statements               8-11

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       12-17

 Item 3. Quantitative and Qualitative Disclosures About Market Risk  17

PART II.  OTHER INFORMATION
---------------------------
 Item 4. Submission of Matters to a Vote of Security Holders         17

 Item 6. Exhibits and Reports on Form 8-K                            17

   Signatures                                                        18

                                     PART I. FINANCIAL INFORMATION
                                     -----------------------------

                                        DYNCORP AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                   JULY 1, 1999 AND DECEMBER 31, 1998
                                             (In thousands)




                                                                                          July 1,
                                                                                           1999                December 31,
                                                                                         Unaudited                 1998
                                                                                         ---------             ------------
Assets
------
Current Assets:
 Cash and cash equivalents                                                             $    26,606           $     4,088
 Accounts receivable, net                                                                  250,134               257,670
 Inventories of purchased products and supplies,
   at lower of cost (first-in, first-out) or market                                            806                   769
 Other current assets                                                                       20,792                15,775
                                                                                          --------              --------
    Total current assets                                                                   298,338               278,302

Property and Equipment (net of accumulated depreciation
  and amortization of $30,430 in 1999 and $27,538 in 1998)                                  18,807                18,544

Intangible Assets (net of accumulated amortization of
  $51,034 in 1999 and $50,030 in 1998)                                                      61,354                58,796

Other Assets                                                                                34,950                23,596
                                                                                          --------              --------

Total Assets                                                                              $413,449              $379,238
                                                                                          ========              ========

See accompanying notes to consolidated condensed financial statements.



                                         DYNCORP AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                  JULY 1, 1999 AND  DECEMBER 31,  1998
                                  (In thousands, except share amounts)


                                                                                          July 1,
                                                                                           1999                December 31,
                                                                                         Unaudited                1998
                                                                                         ---------             ------------
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Notes payable and current portion of long-term debt                                     $  26,252             $   8,145
 Accounts payable                                                                           54,040                66,885
 Deferred revenue and customer advances                                                      3,217                 2,542
 Accrued liabilities                                                                       133,821               110,051
                                                                                          --------             ---------
     Total current liabilities                                                             217,330               187,623

Long-Term Debt                                                                             152,098               152,121

Other Liabilities and Deferred Credits                                                      34,976                27,644

Contingencies and Litigation                                                                     -                     -

Temporary Equity:
 Redeemable common stock -
   ESOP shares, 7,239,642 and 7,082,422
     shares issued and outstanding in 1999 and 1998,
     respectively, subject to restrictions                                                 193,272               180,812
   Other, 125,714 shares issued and outstanding in 1998                                          -                 3,049

Stockholders' Equity:
 Common stock, par value ten cents per share, authorized 20,000,000 shares;
   issued 5,019,503 and 4,976,423 shares in 1999 and 1998, respectively                        502                   498
 Paid-in surplus                                                                           127,195               127,216
 Accumulated other comprehensive income                                                         (7)                  (10)
 Reclassification to temporary equity for redemption value
   greater than par value                                                                 (192,549)             (183,140)
 Deficit                                                                                   (71,579)             ( 78,782)
 Common stock held in treasury, at cost; 2,244,146 and
   2,005,728 shares in 1999 and 1998, respectively                                         (41,555)              (35,640)
 Unearned ESOP shares                                                                       (6,234)               (2,153)
                                                                                          ---------             ---------

Total Liabilities and Stockholders' Equity                                                $413,449              $379,238
                                                                                          ========              ========

See accompanying notes to consolidated condensed financial statements.


                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                    UNAUDITED


                                                                Three Months Ended              Six Months Ended
                                                                ------------------              ----------------
                                                                July 1,       July 2,         July 1,       July 2,
                                                                 1999          1998            1999          1998
                                                                -------       -------         -------       -------
Revenues                                                       $321,262      $303,602        $633,148      $601,475

Costs and expenses:
 Costs of services                                              303,820       287,927         599,188       571,863
 Corporate general and administrative                             5,674         4,793          11,091        10,061
 Interest income                                                   (261)         (328)         (1,038)         (677)
 Interest expense                                                 4,489         3,855           8,544         7,648
 Other                                                            2,050         1,502           2,285         1,868
                                                                -------       -------         -------       -------
   Total costs and expenses                                     315,772       297,749         620,070       590,763

Earnings before income taxes and minority interest                5,490         5,853          13,078        10,712
 Provision for income taxes                                       1,973         2,130           4,566         3,906
                                                                -------       -------         -------       -------

Earnings before minority interest                                 3,517         3,723           8,512         6,806
 Minority interest                                                  205           528           1,309           947
                                                                -------       -------         -------       -------

Net earnings                                                   $  3,312       $  3,195       $  7,203      $  5,859
                                                               ========       ========       ========      ========

Basic earnings per share                                       $   0.33       $   0.31       $   0.71      $   0.58

Diluted earnings per share                                     $   0.32       $   0.30       $   0.70      $   0.56

Weighted average number of shares
 outstanding for basic earnings per share                        10,062         10,255         10,127        10,135

Weighted average number of shares
 outstanding for diluted earnings per share                      10,317         10,609         10,324        10,537



See accompanying notes to consolidated condensed financial statements.




                             DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   UNAUDITED
                                                                                     Six Months Ended
                                                                                     ----------------
                                                                                  July 1,          July 2,
                                                                                   1999             1998
                                                                                  -------          -------
Cash Flows from Operating Activities:
Net earnings                                                                      $ 7,203          $ 5,859
Adjustments to reconcile net earnings from operations to net cash provided by (used in) operating activities:
 Depreciation and amortization                                                      4,587            4,142
 Increase in reserves for divested businesses                                       2,000              383
 Proceeds from insurance settlement for asbestos claims                                 -            1,463
 Other                                                                               (848)             (58)
Changes in current assets and liabilities, net of acquisitions:
 Decrease (increase) in current assets except cash and cash equivalents             2,483          (18,895)
 Increase in current liabilities excluding notes payable
  and current portion of long-term debt                                             9,237            4,881
                                                                                   ------           -------
Cash provided by (used in) operating activities                                    24,662           (2,225)

Cash Flows from Investing Activities:
Sale of property and equipment                                                         34              299
Purchase of property and equipment                                                 (2,699)          (2,498)
Assets and liabilities of acquired business                                             -          (10,241)
Increases in investment in unconsolidated affiliates                               (2,415)          (1,054)
Capitalized cost of new financial and human resource systems                       (5,101)          (3,100)
Other                                                                                 (32)            (131)
                                                                                  --------         --------
Cash used in investing activities                                                 (10,213)         (16,725)

Cash Flows from Financing Activities:
Treasury stock purchased                                                           (6,237)          (1,033)
Payment on indebtedness                                                           (97,656)         (18,265)
Proceeds from debt issuance                                                       115,726           20,000
Payment received on Employee Stock Ownership Plan note                              3,665            3,318
Loan to Employee Stock Ownership Plan                                              (7,746)               -
Exercise of stock options                                                             308               11
Other                                                                                   9               12
                                                                                  -------          -------
Cash provided by financing activities                                               8,069            4,043

Net Increase (Decrease) in Cash and Cash Equivalents                               22,518          (14,907)
Cash and Cash Equivalents at Beginning of the Period                                4,088           24,602
                                                                                  -------          -------
Cash and Cash Equivalents at End of the Period                                    $26,606          $ 9,695
                                                                                  =======          =======

Supplemental Cash Flow Information:
Cash paid for income taxes                                                        $ 2,179          $ 4,253
                                                                                  =======          =======
Cash paid for interest                                                            $ 7,144          $ 7,311
                                                                                  =======          =======

See accompanying notes to consolidated condensed financial statements.




                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED

                                                                   Adjustment for                                       Accumulated
                                                                  Redemption Value                          Unearned       Other
                                              Common    Paid-in     Greater than                Treasury     ESOP      Comprehensive
                                              Stock     Surplus       Par Value      Deficit      Stock      Shares        Income
                                              ------    -------  -----------------   -------    --------    --------   -------------
Balance, December 31, 1998                     $498    $127,216    $(183,140)       $(78,782)   $(35,640)     $(2,153)     $(10)

Employee compensation plans
  (option exercises, restrited
  stock plan, incentive bonus)                   7         (21)                                      322
Treasury stock purchased                                                                          (6,237)
Loans to the Employee Stock Ownership Trust                                                                    (7,746)
Payment received on Employee Stock
  Ownership Trust note                                                                                          3,665
Reclassification to redeemable common stock     (3)                   (9,409)
Translation adjustment                                                                                                        3
Net earnings                                                                           7,203
                                              ----    --------     ----------       ---------   ---------     --------      ----
Balance, July 1, 1999                         $502    $127,195     $(192,549)       $(71,579)   $(41,555)     $(6,234)      $(7)
                                              ====    ========     ==========       =========   =========     ========      ====


See accompanying notes to consolidated condensed financial statements.


                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JULY 1, 1999

                                    UNAUDITED

Note 1.  Basis of Presentation

      The Company has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain amounts presented for prior periods have been reclassified to conform to the 1999 presentation.

Note 2.  Accounts Receivable and Contracts in Process

      At July 1, 1999 and December 31, 1998, $107.0 million and $87.9 million, respectively, of accounts receivable were restricted as collateral for the 7.486% Contract Receivable Collateralized Notes ("Notes"). Additionally, $1.5 million of cash was restricted as collateral for the Notes and has been included in Other Assets on the accompanying Consolidated Condensed Balance Sheets at July 1, 1999 and December 31, 1998.

      Accounts receivable are net of an allowance for doubtful accounts of $1.4 million at July 1, 1999 and $1.1 million at December 31, 1998.

Note 3.  Redeemable Common Stock

      Common stock which is redeemable upon the exercise of puts under the Company's Employee Stock Ownership Plan ("ESOP") has been reflected as Temporary Equity at each balance sheet date and consists of the following:

                                          Balance at                                Balance at
                            Redeemable      July 1,                 Redeemable     December 31,
                  Shares      Value          1999        Shares       Value            1998
                  ------    -----------   -----------    ------     -----------    ------------
ESOP Shares     3,347,519    $29.25     $   97,915      3,382,340     $27.75       $  93,860
                3,892,123    $24.50         95,357      3,700,082     $23.50          86,952
                ---------               ----------      ---------                  ---------
                7,239,642               $  193,272      7,082,422                  $ 180,812
                =========               ==========      =========                  =========

Other Shares                                              125,714     $24.25       $   3,049
                                                        =========                  =========

      In accordance with the Employee Retirement Income Security Act regulations and the ESOP documents, the Company is obligated, unless the ESOP Trust purchases the shares, to purchase distributed common stock shares from ESOP participants on retirement or termination at fair value as long as the Company's common stock is not publicly traded. However, under the Subscription Agreement with the ESOP dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase.

      In conjunction with the acquisition of Technology Applications, Inc. in 1993, the Company issued put options on 125,714 shares of common stock. On January 12, 1999, the holder exercised the put option on these 125,714 shares of common stock at the applicable price of $24.25 per share.

Note 4.  Employee Stock Ownership Plan

      From time to time, the Company makes collateralized loans to the Employee Stock Ownership Trust ("ESOT") to purchase shares and pay off expiring loans. During the first half of 1999, the Company loaned the ESOT $7.7 million and the ESOT paid back to the Company $3.7 million of the outstanding loan balance. The unpaid loan balance, reflected as a reduction of stockholders' equity, was $6.2 million and $2.2 million at July 1, 1999 and December 31, 1998, respectively. The unpaid loan balances represented 257,849 and 99,309 shares at July 1, 1999, and December 31, 1998, respectively.

Note 5.  Income Taxes

      The provision for income taxes in 1999 and 1998 is based upon an estimated annual effective tax rate. This rate includes the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

Note 6.  Earnings Per Share

      The following table sets forth the reconciliation of shares for basic EPS to shares for diluted EPS. Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding and contingently issuable shares. The weighted average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated ESOP shares. Shares earned and vested but unissued under the Restricted Stock Plan are contingently issuable shares whose conditions for issuance have been satisfied and as such have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted average number of stock warrants and options outstanding, assuming the treasury stock method.


                                                               Three Months Ended          Six Months Ended
                                                               ------------------          ----------------
                                                               July 1,       July 2,       July 1,       July 2,
                                                                 1999          1998          1999          1998
                                                               -------       -------       -------       -------
     Weighted average shares outstanding for basic EPS          10,062        10,255        10,127        10,135
        Effect of dilutive securities:
           Warrants                                                  -           169             -           244
           Stock options                                           255           185           197           158
                                                                ------        ------        ------        ------
     Weighted average shares outstanding for diluted EPS        10,317        10,609        10,324        10,537
                                                                ======        ======        ======        ======



Note 7.  Recently Issued Accounting Pronouncements

      In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which became effective for fiscal years beginning after December 15, 1998. The statement provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities to be expensed as incurred. The adoption of this statement, effective January 1, 1999, did not have a material impact on the Company's financial statements.

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

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, which deferred the effective date of SFAS 133. In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because of the Company's minimal use of derivatives, the Company does not expect that the adoption of this new standard will have a material impact on its results of operations or financial condition.

Note 8.  Business Segments

      Effective January 1, 1999, the Company realigned its three Strategic Business Segments into two focused sectors. The Company's Information and Engineering Technology Unit and most of its Enterprise Management Unit were combined to become DynCorp Information and Enterprise Technology. Aerospace Technology and the remaining parts of Enterprise Management were combined to become DynCorp Technical Services. The purpose of this realignment was to provide focus and clarity to the Company's businesses and enable the Company to better serve its customers by concentrating technical services and information technology competencies in individual single business unit structures. Business segment information for 1998 has been restated to give effect to this change.

     Revenues, operating profit and identifiable assets for the Company's two business segments for 1999 and the comparable periods for 1998 are presented below:

                                                                   Three Months Ended                        Six Months Ended
                                                                   ------------------                        ----------------
                                                                July 1,           July 2,            July 1,            July 2,
                                                                  1999              1998               1999               1998
                                                                -------           -------            -------            -------
     Revenues
     --------
        DynCorp Information and Enterprise Technology          $162,287          $155,714             $317,743        $ 307,513
        DynCorp Technical Services                              158,975           147,888              315,405          293,962
                                                               --------          --------             --------         --------
                                                               $321,262          $303,602             $633,148         $601,475
                                                              =========          ========             ========         ========

     Operating Profit (a)
     ----------------
        DynCorp Information and Enterprise Technology            $9,429            $7,082             $ 18,398         $ 15,020
        DynCorp Technical Services                                7,649             7,117               14,609           12,678
                                                               --------          --------            ---------         --------
                                                                 17,078            14,199               33,007           27,698

      Corporate general and administrative                        5,674             4,793               11,091           10,061
      Interest income                                             (261)             (328)              (1,038)            (677)
      Interest expense                                            4,489             3,855                8,544            7,648
      Goodwill amortization                                         393               394                  786              784
      Minority interest included in operating profit               (205)             (528)              (1,309)            (947)
      Amortization of intangibles of acquired companies             365               184                  749              512
      Other miscellaneous                                         1,133               (24)               1,106             (395)
                                                                 ------            -------            --------         ---------
      Earnings before income taxes and minority interest         $5,490            $5,853             $ 13,078         $ 10,712
                                                                 ======            ======             ========         =========


                                                                July 1,                            December 31,
                                                                  1999                                 1998
                                                                -------                            ------------
       Identifiable Assets
       -------------------
          DynCorp Information and Enterprise Technology        $187,445                               $193,094
          DynCorp Technical Services                            149,011                                141,514
          Corporate                                              76,993                                 44,630
                                                               --------                               --------
                                                               $413,449                               $379,238
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

Results of Operations
---------------------

The Company provides diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the Department of Defense, the Department of Energy, NASA, the Department of State, the Department of Justice and various other U.S., state and local government agencies, commercial clients and foreign governments. The following discusses the Company's results of operations and financial condition for the three and six months ended July 1, 1999 and the comparable periods for 1998.

Revenues and Operating Profit
-----------------------------

For the three and six months ended July 1, 1999, revenue increased 5.8% and 5.3% to $321.3 million and $633.1 million, respectively, compared to $303.6 million and $601.5 million for the comparable periods in 1998. Operating profit, defined as the excess of revenues over operating expenses and certain non-operating expenses, increased 20.3% and 19.2% to $17.1 million and $33.0 million, respectively, compared to $14.2 million and $27.7 million for the comparable periods in 1998.

DynCorp Information and Enterprise Technology reported revenue growth of 4.2% and 3.3% to $162.3 million and $317.7 million, respectively, compared to $155.7 million and $307.5 million for the comparable periods in 1998. The revenue increases were primarily due to the start-up of a contract with the U.S. Postal Service, which was awarded in 1998 but became operational in 1999, increased tasking on indefinite delivery/indefinite quantity ("IDIQ") contracts, and growth in a contract with the Department of Justice. Also contributing to the revenue increases were higher volume of state and local contract business, two award fees received which were greater than accrued (expected), growth in health information technology services, and new business with the customer at the Norco location. Partially offsetting these increases in revenue was the loss in recompetition of significant portions of the work scope of an enterprise contract at the DoE Rocky Flats location. In the second quarter and first half of 1998, Rocky Flats' revenue was $20.8 million and $46.1 million, respectively.

DynCorp Information and Enterprise Technology had a contract with the Federal Occupational Health terminated in the second quarter for convenience of the customer. Revenue for this contract for the three and six months ended July 1, 1999, was $1.7 million and $3.3 million, respectively, compared to $1.6 million and $3.3 million for the same periods in 1998. Currently management is negotiating a possible extension of this contract for one year.

DynCorp Information and Enterprise Technology has two contracts that will end in the third quarter of 1999. Option years on a subcontract for the U.S. Postal Service were not exercised due to the lack of funding. A contract with the Department of Justice was lost in recompetition. Revenue for these two contracts was $16.9 million and $40.8 million for the three and six months ended July 1, 1999, respectively, compared to $16.7 and $29.3 for the comparable periods in 1998.

For the three and six months ended July 1, 1999, operating profit for DynCorp Information and Enterprise Technology increased 33.1% and 22.5% to $9.4 million and $18.4 million, respectively, compared to $7.1 million and $15.0 million for the comparable prior year periods. The increase in operating profit resulted from the start-up of the contract with the U.S. Postal Service, volume increases on contracts with the Department of Justice, and improved profitability on previously awarded IDIQ contracts. Also contributing to the increase in operating profit were the receipts of award fees on two contracts that were greater than accrued (expected), and the fact that 1998 operating profit reflected losses on several contracts that did not continue in 1999. These increased profits more than offset the decrease in profits from the loss of the enterprise contract at the Rocky Flats location.

DynCorp Technology Services' revenues for the three and six months ended July 1, 1999, grew 7.5% and 7.3%, respectively, to $159.0 million and $315.4 million, respectively, compared to $147.9 million and $294.0 million for the comparable periods in 1998. The revenue increase was primarily due to a contract providing technical and support services for the United States Air Force at Columbus AFB, which became fully operational in the fourth quarter of 1998. Increased tasking on a State Department contract providing support services related to the Kosovo conflict, increased services at Qatar, and increases in the purchase of reimbursable materials for the customer at Fort Rucker also contributed to the second quarter and first half revenue growth. Slightly offsetting these revenue increases were lower tasking on certain base operations support contracts.

Operating profit for DynCorp Technology Services increased 7.5% and 15.2% to $7.6 million and $14.6 million for the three and six months ended July 1, 1999, compared to $7.1 million and $12.7 million for the comparable prior year periods. The increase in operating profit for the second quarter 1999 compared to the second quarter 1998 was due mostly to the absence of bid and proposal costs related to the Fort Rucker recompetition, which was awarded to the Company in December 1998, and other one-time expenses. The increase in six month operating profit, compared to the same period in 1998, resulted from the aforementioned increased tasking on the State Department contract, more favorable pricing included in a new contract awarded in the fourth quarter of 1998 with the customer at Fort Rucker, the contract with the United States Air Force at Columbus AFB, and lower bid and proposal costs. Slightly offsetting these increases were operating losses on certain residual security contracts.

Cost of Services
----------------

Cost of services for the second quarter and six months of 1999 was 94.6% of revenue as compared to 94.8% and 95.1% for the comparable periods in 1998. Improved pricing on several contracts, the shift to more profitable businesses, and higher profit margins on some existing contracts all contributed to the improvement in cost of services percentage.

Corporate General and Administrative Expense
--------------------------------------------

Corporate general and administrative expense for the second quarter and six months of 1999 were $5.7 million and $11.1 million, respectively, as compared to $4.8 million and $10.1 million for the comparable periods in 1998, an increase of $.9 million and $1.0 million, respectively. The increase in second quarter and six months corporate general and administrative expense primarily resulted from the Company's implementation of new financial and human resource software packages, as described below under Year 2000.

Interest Expense
----------------

For the three and six  months  ended  July 1, 1999,  interest  expense  was $4.5 million and $8.5 million, respectively, compared to $3.9 million and $7.6 million for the comparable periods in 1998. The increase in interest expense resulted from an increase in debt borrowings. Also contributing to the three and six months increase in interest expense was an arbitration award to a plaintiff on a contract dispute related to a discontinued operation.

Other Expense
-------------

Other expense was $2.1 million and $2.3 million, respectively, for the three and six months ended July 1, 1999 compared to $1.5 million and $1.9 million for the comparable periods of 1998. The increase in three and six months other expense compared to the comparable periods in 1998 resulted mostly from expenses associated with an arbitration award to a plaintiff on a contract dispute related to a discontinued operation.

Income Taxes
------------

The provision for income taxes in 1999 and 1998 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The provision for income taxes decreased by $0.1 million to $2.0 million for the three months ended July 1, 1999 compared to $2.1 million in the comparable period in 1998. The decrease was due to lower pretax income in 1999 offset by a slightly lower effective tax rate in 1998. For the six months ended July1, 1999, the provision for income taxes increased by $0.7 million to $4.6 million compared to $3.9 million in the comparable period in 1998. The increase was due to higher pretax earnings in 1999 and by a slightly lower effective tax rate in 1998. The Company's effective tax rate approximated 38.8% for the three and six months ended July 1, 1999.

Backlog
------

The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $3.9 billion at July 1, 1999 compared to $4.1 billion at December 31, 1998, a net decrease of $0.2 billion. The backlog at July 1, 1999 consisted of $2.0 billion for DynCorp Technical Services and $1.9 billion for DynCorp Information and Enterprise Technology compared to December 31, 1998 backlog of $2.0 billion for DynCorp Technical Services and $2.1 billion for DynCorp Information and Enterprise Technology. The Company has been awarded significant IDIQ contracts with GSA and NASA to provide comprehensive desktop computer, server and intra-center communication support. The Company's backlog at July 1, 1999 does not include any significant value for these contracts because the Company cannot reasonably estimate the future revenues from these contracts.

Working Capital and Cash Flow
-----------------------------

Working capital, defined as current assets less current liabilities, was $81.0 million at July 1, 1999 compared to $90.7 million at December 31, 1998, a decrease of $9.7 million. This decrease was primarily the result of the additional borrowings against the Contract Receivable Collateralized Class B Variable Rate Note.

Cash provided by operations was $24.7 million in the six months of 1999, as compared to $2.2 million cash used in operations in the six months of 1998, an increase in cash provided of $26.9 million. The increase resulted mostly from the absence of an increase in accounts receivable similar to that of 1998, which was caused by increased revenues and start-up of new contracts, and higher net earnings and payable balances in 1999.

Investing activities used funds of $10.2 million in the six months ended July 1, 1999, principally for the purchase of property and equipment and the capitalized cost of new software for internal use as part of the Company's Year 2000 plan. The Company has capitalized $10.8 million of internal use software, of which $5.1 million was capitalized during the first half of 1999, and anticipates capitalizing another $0.5 million over the next six months. During the first six months of 1998, investing activities used funds of $16.7 million principally for the acquisition of FMAS, a medical outcome measurement and data abstraction services company acquired in February 1998, the purchase of property and equipment, and the purchase of new software for internal use as part of the Company's Year 2000 plan.

Financing activities provided funds of $8.1 million in the six months of 1999 which consisted primarily of additional borrowing against the Contract Receivable Collateralized Class B Variable Rate Note as described above. The proceeds were used to make a loan to the Employee Stock Ownership Trust, to fund the Company's purchase of common stock from ESOP participants and other investors, and to finance working capital needs. During the six months of 1998, financing activities provided funds of $4.0 million. The Company borrowed $20.0 million and repaid $18.3 million of the Contract Receivable Collateralized Class B Variable Rate Notes, which was used primarily to finance working capital needs.

The Company expects to acquire additional shares of its stock from ESOP participants' stock puts and other investors during the remainder of the year. The level of stock purchases will be dependent on the number of puts exercised, the amount of excess sellers versus buyers, if any, in the Company's internal market, and limitations on stock repurchases in the Company's debt agreements.

Earnings before Interest, Taxes, Depreciation, and Amortization
---------------------------------------------------------------

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as defined by management, consists of net earnings before income tax provision, net interest expense, and depreciation and amortization. EBITDA represents a measure of the Company's ability to generate cash flow and does not represent net income or cash flow from operating, investing and financing activities as defined by generally accepted accounting principles ("GAAP"). EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issue discount which are included in "interest expense" in the Consolidated Statements of Operations and included in "amortization and depreciation" in the Consolidated Statements of Cash Flows. Readers are cautioned that the Company's definition of EBITDA may not necessarily be comparable to similarly titled captions used by other companies due to the potential inconsistencies in the method of calculation. The following presentation represents the Company's computation of EBITDA (in thousands):

                                                                       Three Months Ended              Six Months Ended
                                                                       ------------------              ----------------
                                                                   July 1,          July 2,       July 1,            July 2,
                                                                    1999             1998          1999               1998
                                                                   -------          -------       -------            -------
Net earnings                                                        $3,312           $3,195        $7,203             $5,859
   Depreciation and amortization                                     2,277            2,054         4,587              4,142
   Interest expense, net                                             4,228            3,527         7,506              6,971
   Income taxes                                                      1,973            2,130         4,566              3,906
   Amortization of deferred debt  expense                            (180)            (180)         (366)              (357)
   Debt issue discount                                                 (9)              (9)          (18)               (18)
                                                                   -------          -------       -------            -------
EBITDA                                                             $11,601          $10,717       $23,478            $20,503
                                                                   =======          =======       =======            =======

Year 2000 Readiness Disclosure
------------------------------

The "Year 2000" issue ("Y2K") concerns the inability of some computer software and hardware to accommodate "00" appropriately in the two digit data field used to identify the year. The principal Y2K risk to the Company would come from an extended failure of one or more of its core systems (financial, payroll, and human resources).

Replacement of the Company's core financial, human resources and payroll systems software was initiated following a Year 2000 analysis conducted in 1997 that found these programs to be non-compliant for the millennium date rollover. Deployment of a new human resources and payroll system was launched and has been completed. Due to the large number of conversions and the demands on field organizations, the financial systems implementation is now scheduled for completion in the second quarter of 2000. A contingency plan was activated to install an updated compliant version of the Company's current financial software package in all locations where conversion to the new Enterprise Resource Planning package is not assured prior to 2000. This contingency effort is now 53% complete with full completion expected in October 1999. Total expenditures for the Y2K effort were $15.8 million as of July 1, 1999, of which $10.8 million represented capitalized software costs. The Company anticipates additional capitalized software costs of $0.5 million for the remainder of 1999.

The core systems assessment included contact in 1998 with third-party telecommunications, employee benefits, insurance, and other providers. The initial letters obtained from these providers generally stated that they were working the Y2K problem. In June 1999, follow-up contact was initiated to ascertain progress by these providers.

A Year 2000 Program Management Plan was developed and a Y2K Project Office launched in mid-1998 to address other Y2K compliance issues. A multifunctional task group is overseeing assessment and remediation or replacement efforts in the areas of core systems, network and office automation, and field information and non-information systems. No problems have been identified that would materially affect the Company's ability to perform on its significant contracts. These assessments include third-party service providers and other vendors on whom a given contract might depend.

One area of possible vulnerability is the payment capability of the various government payment offices receiving and processing invoices from a given contract site. A letter received in December 1998 from the Defense Finance and Accounting Service ("DFAS") office in Arlington, Virginia stated that 77% of the payment offices are Y2K compliant, with 100% compliance expected by March 31, 1999. A recent check of the DFAS web site indicated that September 25, 1999 is the target date for full compliance for all DoD payment systems and contingency plans are being developed to assure that Y2K does not adversely affect DFAS' ability to make payments.

Another assessment being pursued by contract sites is on government-furnished equipment ("GFE"). If GFE is critical to performance on a contract and is not compliant, a failure could affect contract performance. While this may not be material to the Company as a whole, individual contracts are addressing these potential areas of risk with customers. No problems have been identified that would materially affect the Company's ability to perform on its significant contracts. By way of prudence, contract managers are considering alternative work methods in the event of a short-term interruption of GFE service, facilities or contracted vendor operations.

An employee awareness program was initiated in mid-1998 to inform employees and managers of the potential for Y2K problems. In addition to creating general awareness, this program is intended to address "home grown" office automation systems and stand-alone PCs. None of these types of systems is considered mission critical to the Company as a whole.

Infrastructure items that may have Y2K compliance problems such as desktop workstations, network components, and servers, are being systematically tested, repaired or replaced. The annual expenditures for these components are not significantly above levels that can be expected in the normal course of business, given our normal infrastructure replacement plan and budget. Depreciation and amortization expenses for the resystemization and for these infrastructure components are allowable costs under government contracts.

Recommended clauses for contracts and purchases have been adopted and are being used to protect the Company from inappropriate litigation.

In summary, the primary Y2K vulnerability for the Company is possible failure of core systems. The resystemization effort is a top priority within the Company, with dedicated teams and incentive plans for retaining these employees throughout the project. Contingency plans are being executed where delays have been experienced. Millennium Coordinators are overseeing the Y2K effort in each business area, and a multi-functional team of executives, headed by the Y2K Program Manager and chaired by the Corporate Chief Information Officer, acts as a Y2K steering committee. Assessments at the contract level are largely complete, and preliminary impact analyses results indicate little cause for concern for the Company overall. Nevertheless, appropriate "what-if" scenarios are being considered, information systems staff readiness for the millennium rollover is being evaluated, and contingency planning has been launched.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company has limited exposure to market risk due to the nature of its financial instruments. The Company's only use of derivative financial instruments is to manage its exposure to fluctuations in interest rates and foreign exchange rates. The Company does not hold or issue derivative financial instruments for trading or other speculative purposes. There have been no material changes in market risk to which the Company is exposed since the end of the Company's preceding fiscal year.

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the annual meeting of stockholders, held on July 28, 1999, at the Company's headquarters in Reston, Virginia, the stockholders of the Company:

(a) Elected the following individuals to the Board of Directors for the terms set forth:

     Director                 Term       Votes Cast For  Votes Withheld/Against
     --------                 ----       --------------  ----------------------
     Russell E. Dougherty     One year      8,990,408           664,379
     H. Brian Thompson        Three year    9,037,627           617,120
     Herbert S. Winokur, Jr.  Three year    9,007,893           646,894

(b) Ratified the appointment of Arthur Andersen LLP, public accountants, to audit the consolidated financial statements of the Company as of and for the fiscal year ending December 30, 1999. There were 9,099,570 votes for the appointment, 265,399 votes against, and 289,819 abstentions.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

         10.2  Management  Incentive  Plan,  as amended  (filed  herewith)
         10.3  Executive Incentive Plan, as amended (filed herewith)
         10.10  1999 Long-Term Incentive Stock Plan (filed herewith)

(b)  Reports on Form 8-K

   None filed.







                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DYNCORP



                                          /s/ P. C. FitzPatrick
Date:  August 13, 1999                    --------------------
                                          P.C. FitzPatrick
                                          Senior Vice President
                                          and Chief Financial Officer



Date:  August 13, 1999

                                          /s/ J. J. Fitzgerald
                                          --------------------
                                          J. J. Fitzgerald
                                          Vice President
                                          and Corporate Controller