Form 10-Q
period 1999-09-30
DYNCORP
filed 1999-11-12
CIK 30770

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999 Commission file number 1-3879
                               ------------------                        ------




                                    DynCorp
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Delaware                                     36-2408747
  -------------------------------                     --------------------
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                      Identification No.)



2000 Edmund Halley Drive, Reston, VA                        20191-3436
----------------------------------------                    ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                        Outstanding as of November 9, 1999
          -----                        ----------------------------------
Common Stock, $0.10 Par Value                   10,025,352

                        DYNCORP AND SUBSIDIARIES
                              FORM 10-Q
               FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               INDEX




                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION
------------------------------

 Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets at
    September 30, 1999 and December 31, 1998                               3-4

  Consolidated Condensed Statements of Operations for
    Three and Nine Months Ended September 30, 1999 and October 1, 1998     5

  Consolidated Condensed Statements of Cash Flows for
    Nine Months Ended September 30, 1999 and October 1, 1998               6

  Consolidated Statement of Stockholders' Equity                           7

  Notes to Consolidated Condensed Financial Statements                     8-11

 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12-18

 Item 3. Quantitative and Qualitative Disclosures About Market Risk       18

PART II.  OTHER INFORMATION
---------------------------

 Item 6.  Exhibits and Reports on Form 8-K                                18

  Signatures                                                              19

                  PART I. FINANCIAL INFORMATION
                  -----------------------------

                     DYNCORP AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS
           SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                        (In thousands)



                                                                                       September 30,
                                                                                           1999                   December 31,
                                                                                         Unaudited                    1998
                                                                                       -------------              ------------
Assets
Current Assets:
 Cash and cash equivalents                                                               $  11,537             $   4,088
 Accounts receivable, net                                                                  254,581               257,670
 Inventories of purchased products and supplies,
   at lower of cost (first-in, first-out) or market                                            647                   769
 Other current assets                                                                       22,095                15,775
                                                                                         ---------             ---------
   Total current assets                                                                    288,860               278,302

Property and Equipment (net of accumulated depreciation
  and amortization of $31,146 in 1999 and $27,538 in 1998)                                  24,258                18,544

Intangible Assets (net of accumulated amortization of
  $52,362 in 1999 and $50,030 in 1998)                                                      60,734                58,796

Other Assets                                                                                36,537                23,596
                                                                                          --------              --------

Total Assets                                                                              $410,389              $379,238
                                                                                          ========              ========


See accompanying notes to consolidated condensed financial statements.



                         DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED BALANCE SHEETS
               SEPTEMBER 30, 1999 AND  DECEMBER 31, 1998
                  (In thousands, except share amounts)


                                                                                       September 30,
                                                                                           1999                December 31,
                                                                                         Unaudited                1998
                                                                                       -------------           ------------
Liabilities and Stockholders' Equity
Current Liabilities:
 Notes payable and current portion of long-term debt                                     $  28,262             $   8,145
 Accounts payable                                                                           54,355                66,885
 Deferred revenue and customer advances                                                      2,646                 2,542
 Accrued liabilities                                                                       125,444               110,051
                                                                                          --------             ---------
     Total current liabilities                                                             210,707               187,623

Long-Term Debt                                                                             152,025               152,121

Other Liabilities and Deferred Credits                                                      35,350                27,644

Contingencies and Litigation                                                                     -                     -

Temporary Equity:
 Redeemable common stock -
   ESOP shares, 7,256,919 and 7,082,422
     shares issued and outstanding in 1999 and 1998,
     respectively, subject to restrictions                                                 190,067               180,812
   Other, 125,714 shares issued and outstanding in 1998                                          -                 3,049

Stockholders' Equity:
 Common  stock,  par value ten cents per share,  authorized  20,000,000  shares;
   issued 5,002,465 and 4,976,423 shares in 1999 and 1998, respectively                        500                   498
 Paid-in surplus                                                                           127,195               127,216
 Accumulated other comprehensive income                                                         (5)                  (10)
 Reclassification to temporary equity for redemption value
   greater than par value                                                                 (189,341)             (183,140)
 Deficit                                                                                   (67,943)             ( 78,782)
 Common stock held in treasury, at cost; 2,259,522 and
   2,005,728 shares in 1999 and 1998, respectively                                         (41,923)              (35,640)
 Unearned ESOP shares                                                                       (6,243)               (2,153)
                                                                                          ---------             ---------

Total Liabilities and Stockholders' Equity                                                $410,389              $379,238
                                                                                          ========              ========


See accompanying notes to consolidated condensed financial statements.



                           DYNCORP AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (In thousands, except per share amounts)

                                 UNAUDITED


                                                                 Three Months Ended                 Nine Months Ended
                                                                 ------------------                 -----------------
                                                            September 30,     October 1,      September 30,      October 1,
                                                                1999             1998              1999             1998
                                                                ----             ----              ----             ----
Revenues                                                      $334,635         $316,358          $967,782         $917,833

Costs and expenses:
 Costs of services                                             318,521          300,061           917,709          871,924
 Corporate general and administrative                            4,291            5,015            15,381           15,076
 Interest income                                                  (338)            (291)           (1,375)            (968)
 Interest expense                                                4,466            3,676            13,010           11,325
 Other                                                           1,163              701             3,447            2,569
                                                              --------         --------          --------         --------
   Total costs and expenses                                    328,103          309,162           948,172          899,926

Earnings before income taxes and minority interest               6,532            7,196            19,610           17,907
 Provision for income taxes                                      2,306            2,685             6,872            6,590
                                                              --------         --------          ---------        --------
Earnings before minority interest                                4,226            4,511            12,738           11,317
 Minority interest                                                 590              485             1,899            1,432
                                                              --------         --------          ---------        --------

Net earnings                                                  $  3,636         $  4,026          $ 10,839         $  9,885
                                                              ========         ========          ========         ========

Basic earnings per share                                      $   0.37         $   0.39          $   1.08         $   0.97

Diluted earnings per share                                    $   0.36         $   0.38          $   1.06         $   0.94

Weighted average number of shares
 outstanding for basic earnings per share                        9,859           10,436            10,047           10,224

Weighted average number of shares
 outstanding for diluted earnings per share                     10,137           10,579            10,268           10,541



See accompanying notes to consolidated condensed financial statements.






                            DYNCORP AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                  UNAUDITED
                                                                                        Nine Months Ended
                                                                               September 30,           October 1,
                                                                                   1999                   1998
                                                                                   ----                   ----
Cash Flows from Operating Activities:
Net earnings                                                                    $   10,839              $   9,885
Adjustments to reconcile net earnings from operations to net cash provided by (used in) operating activities:
 Depreciation and amortization                                                       8,318                  6,517
 Increase in reserves for divested businesses                                            -                  1,000
 Proceeds from insurance settlement for asbestos claims                                  -                  1,463
 Capitalized phase-in costs on long-term contracts                                  (2,473)                     -
 Other                                                                                (561)                    94
Changes in current assets and liabilities, net of acquisitions:
 Increase in current assets except cash and cash equivalents                        (3,109)               (34,221)
 Increase in current liabilities excluding notes payable
  and current portion of long-term debt                                              2,605                 13,422
                                                                                ----------              ---------
Cash provided by (used in) operating activities                                     15,619                 (1,840)

Cash Flows from Investing Activities:
Sale of property and equipment                                                         216                    187
Purchase of property and equipment                                                  (9,812)                (3,583)
Assets and liabilities of acquired business                                              -                (10,241)
Increase in investments in unconsolidated affiliates                                (2,570)                  (971)
Capitalized cost of new financial and human resource systems                        (5,817)                (3,380)
Other                                                                                  196                   (139)
                                                                                ----------              ---------
Cash used in investing activities                                                  (17,787)               (18,127)

Cash Flows from Financing Activities:
Treasury stock purchased                                                            (6,605)                (1,479)
Payment on indebtedness                                                           (146,733)               (43,347)
Proceeds from debt issuance                                                        166,729                 43,210
Payment received on Employee Stock Ownership Plan note                               6,992                  3,318
Loan to Employee Stock Ownership Plan                                             (11,082)                      -
Other                                                                                 316                      56
                                                                                ---------               ----------
Cash provided by financing activities                                               9,617                   1,758

Net Increase (Decrease) in Cash and Cash Equivalents                                7,449                 (18,209)
Cash and Cash Equivalents at Beginning of the Period                                4,088                  24,602
                                                                                ----------              ----------
Cash and Cash Equivalents at End of the Period                                  $  11,537               $   6,393
                                                                                ==========              ==========

Supplemental Cash Flow Information:
Cash paid for income taxes                                                      $   4,585               $   7,060
                                                                                ==========              ==========
Cash paid for interest                                                          $  13,542               $  10,796
                                                                                ==========              ==========

See accompanying notes to consolidated condensed financial statements.





                         DYNCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (In thousands)

                                UNAUDITED

                                                           Adjustment for                                       Accumulated
                                                           Redemption Value                           Unearned     Other
                                 Common         Paid-in     Greater than                 Treasury     ESOP     Comprehensive
                                 Stock          Surplus        Par Value       Deficit     Stock      Shares     Income
Balance, December 31, 1998        $498          $127,216      $(183,140)      $(78,782)   $(35,640)   $(2,153)       $(10)

Employee compensation plans
  (option exercises, restricted
   stock plan, incentive bonus)      7               (21)                                      322
Treasury stock purchased                                                                    (6,605)
Loans to the Employee Stock
  Ownership Trust                                                                                     (11,082)
Payment received on
  Employee Stock Ownership
  Trust note                                                                                            6,992
Reclassification to redeemable
  common stock                      (5)                          (6,201)
Translation adjustment                                                                                                  5
Net earnings                                                                    10,839
                                  -----         --------      ----------      ---------   ---------   --------        ----
Balance, September 30, 1999       $500          $127,195      $(189,341)      $(67,943)   $(41,923)   $(6,243)        $(5)
                                  =====         ========      ==========      =========   =========   ========        ====

See accompanying notes to consolidated condensed financial statements.


                             DYNCORP AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1999

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

Note 2.  Accounts Receivable, Net

      At September 30, 1999 and December 31, 1998, $116.5 million and $87.9 million, respectively, of accounts receivable were restricted as collateral for the 7.486% Contract Receivable Collateralized Notes ("Notes"). Additionally, $1.5 million of cash was restricted as collateral for the Notes and has been included in Other Assets on the accompanying Consolidated Condensed Balance Sheets at September 30, 1999 and December 31, 1998.

      Accounts receivable are net of an allowance for doubtful accounts of $2.6 million at September 30, 1999 and $1.1 million at December 31, 1998.

Note 3.  Redeemable Common Stock

      Common stock which is redeemable upon the exercise of puts under the Company's Employee Stock Ownership Plan ("ESOP") has been reflected as Temporary Equity at each balance sheet date and consists of the following:

                                                       Balance at                                     Balance at
                                     Redeemable       September 30,                 Redeemable       December 31,
                     Shares            Value              1999             Shares     Value              1998
                     ------          ----------       -------------        ------   ----------       ------------
ESOP Shares        3,347,519          $28.75       $   96,241            3,382,340     $27.75          $  93,860
                   3,909,400          $24.00           93,826            3,700,082     $23.50             86,952
                   ---------                        ---------            ---------                     ---------
                   7,256,919                        $ 190,067            7,082,422                     $ 180,812
                   =========                        =========            =========                     =========

Other Shares                                                               125,714     $24.25          $   3,049
                                                                         ==========                    ==========

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

Note 4.  Employee Stock Ownership Plan

      From time to time, the Company makes collateralized loans to the Employee Stock Ownership Trust ("ESOT") to purchase shares and pay off expiring loans. During the nine months of 1999, the Company loaned the ESOT $11.1 million and the ESOT paid back to the Company $7.0 million of the outstanding loan balance. The unpaid loan balance, reflected as a reduction of stockholders' equity, was $6.2 million and $2.2 million at September 30, 1999 and December 31, 1998, respectively. The unpaid loan balances represented 239,371 and 99,309 unallocated shares at September 30, 1999, and December 31, 1998, respectively.

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

                                                                   Three Months Ended                         Nine Months Ended
                                                                   ------------------                         -----------------
                                                               September 30,     October 1,          September 30,       October 1,
                                                                    1999            1998                  1999              1998
                                                                    ----            ----                  ----              ----
       Weighted average shares outstanding for basic EPS            9,859           10,436               10,047             10,224
          Effect of dilutive securities:
             Warrants                                                   -                1                    -                170
             Stock options                                            278              142                  221                147
                                                                   ------            -----               ------             ------
       Weighted average shares outstanding for diluted EPS         10,137           10,579               10,268             10,541
                                                                   ======           ======               ======             ======


Note 7.  Recently Issued Accounting Pronouncements

      In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which became effective for fiscal years beginning after December 15, 1998. The statement provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities to be expensed as incurred, except for long-term contracts. The adoption of this statement, effective January 1, 1999, did not have a material impact on the Company's financial statements.

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

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, which deferred the effective date of SFAS 133. In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because of the Company's minimal use of derivatives, the Company does not expect that the adoption of this new standard will have a material impact on its results of operations or financial condition.

Note 8.  Subsequent Event - Acquisition of GTE Information Systems, LLC

     On October 29, 1999, the Company signed a definitive purchase agreement to acquire GTE Information Systems, LLC ("GTEIS") which the Company expects to close prior to year-end. GTEIS, headquartered in Chantilly, Virginia, is in the government communications and information solutions and services business, providing electronics systems, products, and integration/support services to U.S. and foreign governments, state and local governments and commercial customers. GTEIS had revenues of $233.6 million for year-end 1998 and $159.2 million for the nine months ended September 30, 1999. GTEIS has over 900 employees. The Company anticipates that GTEIS will strengthen and expand the reach and the content of its current information technology practice. The Company is purchasing the unit for approximately $170.0 million including direct transaction costs. The acquisition will be accounted for under the purchase method of accounting.

     In connection with the acquisition, several financial institutions have agreed to underwrite additional senior secured and subordinated credit facilities to finance the acquisition and related transaction expenses, to refinance certain existing indebtedness and to provide funding for ongoing working capital, and general corporate purposes. The facilities will be generally guaranteed by all of the Company's material subsidiaries and will be secured by a first priority, perfected security interest on substantially all of the Company's assets.

Note 9.  Business Segments

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

     Revenues, operating profit and identifiable assets for the Company's two business segments for 1999 and the comparable periods for 1998 are presented below:

                                                                  Three Months Ended                         Nine Months Ended
                                                                  ------------------                         -----------------
                                                           September 30,       October 1,         September 30,       October 1,
                                                                1999              1998                 1999              1998
                                                                ----              ----                 ----              ----
       Revenues
       --------
          DynCorp Information and Enterprise Technology           $162,448          $171,460             $480,189         $ 478,973
          DynCorp Technical Services                               172,187           144,898              487,593           438,860
                                                                  --------          --------             --------          --------
                                                                  $334,635          $316,358             $967,782          $917,833
                                                                  ========          ========             ========          ========

       Operating Profit (a)
       --------------------
          DynCorp Information and Enterprise Technology           $  8,587          $  9,293             $ 26,984          $ 24,312
          DynCorp Technical Services                                 7,591             6,485               22,201            19,163
                                                                  --------          --------             --------          --------
                                                                    16,178            15,778               49,185            43,475

        Corporate general and administrative                         4,291             5,015               15,381            15,076
        Interest income                                               (338)             (291)              (1,375)             (968)
        Interest expense                                             4,466             3,676               13,010            11,325
        Goodwill amortization                                        1,405               393                2,191             1,179
        Minority interest included in operating profit                (590)             (485)              (1,899)           (1,432)
        Amortization of intangibles of acquired companies              365               495                1,115             1,004
        Other miscellaneous                                             47              (221)               1,152              (616)
                                                                  --------          ---------            ---------         ---------
        Earnings before income taxes and minority interest        $  6,532          $  7,196             $ 19,610          $ 17,907
                                                                  ========          =========            =========         =========


                                                               September 30,                              December 31,
                                                                    1999                                      1998
                                                                    ----                                      ----
         Identifiable Assets
         -------------------
            DynCorp Information and Enterprise Technology             $196,163                                  $193,094
            DynCorp Technical Services                                 152,076                                   141,514
            Corporate                                                   62,150                                    44,630
                                                                      --------                                  --------
                                                                      $410,389                                  $379,238
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

Results of Operations
--------------------

The Company provides diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the Department of Defense, the Department of Energy, the Department of State, the Department of Justice, National Aeronautics and Space Administration and various other U.S., state and local government agencies, commercial clients and foreign governments. The following discusses the Company's results of operations and financial condition for the three and nine months ended September 30, 1999 and the comparable periods for 1998.

Revenues and Operating Profit
-----------------------------

For the three and nine months ended September 30, 1999, revenue increased 5.8% and 5.4% to $334.6 million and $967.8 million, respectively, compared to $316.4 million and $917.8 million for the comparable periods in 1998. Operating profit, defined as the excess of revenues over operating expenses and certain non-operating expenses, increased 2.5% and 13.1% to $16.2 million and $49.2 million, respectively, compared to $15.8 million and $43.5 million for the comparable periods in 1998.

DynCorp Information and Enterprise Technology reported revenue growth of 0.3% to $480.2 million for the nine months ended September 30, 1999, compared to $479.0 million for the comparable period in 1998. The revenue increase was primarily due to the start-up of a contract with the U.S. Postal Service, which was awarded in 1998 but became operational in 1999, increased tasking on indefinite delivery/indefinite quantity ("IDIQ") contracts, and growth in a contract with the Department of Justice. Also contributing to the revenue increases were higher volume of state and local contract business, two award fees received which were greater than accrued (expected), growth in health information technology services, and new business with the customer at the Norco location. Partially offsetting these increases in revenue was the loss in recompetition of significant portions of the work scope of an enterprise contract at the Department of Energy Rocky Flats location. In the nine months of 1998, Rocky Flats' revenue was $67.7 million.

For the three months ended September 30, 1999, DynCorp Information and Enterprise Technology reported revenues of $162.4 million, compared to $171.5 million for the comparable period in 1998. The decrease in revenue resulted from the loss in recompetition of significant portions of an enterprise contract at the DoE Rocky Flats location. In the third quarter of 1998, Rocky Flats' revenue was $21.5 million. Partially offsetting this decrease in revenue was the start-up of a contract with the U.S. Postal Service, growth in health information technology services, and growth in a contract with the Department of Justice, as noted above.

DynCorp Information and Enterprise Technology had a contract with the Federal Occupational Health Administration that had a termination for convenience notice issued in the second quarter for convenience of the customer. The customer rescinded the termination for convenience notice in the third quarter and requested that DynCorp Information and Enterprise Technology continue to provide service under the contract. As a result, management renegotiated the contract to more favorable terms and the customer has exercised the final option year on the contract. Revenue from this contract for the three and nine months ended September 30, 1999 was $1.9 million and $5.1 million, respectively, compared to $1.9 million and $5.3 million for the same periods in 1998.

DynCorp Information and Enterprise Technology had two contracts that ended in the third quarter of 1999. Option years on a subcontract for the U.S. Postal Service were not exercised due to the lack of funding. A contract with the Department of Justice was lost in recompetition. Revenue for these two contracts was $14.5 million and $55.3 million for the three and nine months ended September 30, 1999, respectively, compared to $14.1 million and $26.8 million for the comparable periods in 1998. The Company anticipates that these contract losses will decrease DynCorp Information and Enterprise Technology's revenue and operating profit in the fourth quarter of 1999. DynCorp Information and Enterprise Technology expects to win new business next year to offset this loss of business.

For the nine months ended September 30, 1999, operating profit for DynCorp Information and Enterprise Technology increased 11.0% to $27.0 million compared to $24.3 million for the comparable prior year period. The increase in operating profit resulted from the start-up of the contract with the U.S. Postal Service, volume increases on contracts with the Department of Justice, increase in state and local contract business, and improved profitability on previously awarded IDIQ contracts. Also contributing to the increase in operating profit were the receipts of award fees on two contracts that were greater than accrued (expected), and the fact that 1998 operating profit reflected losses on several contracts that did not continue in 1999. These increased profits more than offset the decrease in profits from the loss of the enterprise contract at the Rocky Flats location.

DynCorp Information and Enterprise Technology's operating profit for the three months ended September 30, 1999 decreased $0.7 million or 7.6% to $8.6 million compared to $9.3 million for third quarter of 1998. The decrease resulted mostly from the aforementioned contract lost in recompetition at the Rocky Flats locations and charges on a contract with the Department of Justice, which ended in the third quarter of 1999. In the third quarter of 1998, Rocky Flats' operating profit was $1.2 million.

DynCorp Technical Services' revenues year-over-year showed continued growth for the three and nine months ended September 30, 1999. Revenues grew 18.8% and 11.1%, respectively, to $172.2 million and $487.6 million, respectively, for the three and nine months of 1999 compared to $144.9 million and $438.9 million for the comparable periods in 1998. These revenue increases resulted in part from a contract providing technical and support services for the United States Air Force at Columbus AFB, which became fully operational in the fourth quarter of 1998, and increased tasking on State Department contracts providing support services related to the conflicts in Kosovo and East Timor. Increased services in Qatar, and increases in the purchase of reimbursable materials for the customer at Fort Rucker also contributed to the third quarter and nine-month revenue growth. Slightly offsetting these revenue increases were lower tasking on certain base operations support contracts.

Operating profit for DynCorp Technical Services increased 17.1% and 15.9% to $7.6 million and $22.2 million for the three and nine months ended September 30, 1999, compared to $6.5 million and $19.2 million for the comparable prior year periods. The increase in third quarter and nine month operating profit, compared to the same period in 1998, resulted from the aforementioned increased tasking on the State Department contracts, more favorable pricing included in a new contract awarded in the fourth quarter of 1998 with the customer at Fort Rucker, the contract with the United States Air Force at Columbus AFB, and lower bid and proposal costs. Slightly offsetting these increases were operating losses on certain residual security contracts.

Cost of Services
----------------

Cost of services for the third quarter and nine months of 1999 was 95.2% and 94.8% of revenue, respectively, as compared to 94.9% and 95.0% for the comparable periods in 1998. The increase in the third quarter cost of services' percentage compared to the comparable period of 1998 was due to charges on a contract with the Department of Justice which ended in the third quarter of 1999 and a negative experience on employee medical costs. The decrease in nine-month cost of services' percentage was due to improved pricing on several contracts, the shift to more profitable businesses, and higher profit margins on some existing contracts offset by the charges on the Department of Justice contract and the negative experience on employee medical costs, as previously mentioned.

Corporate General and Administrative Expense
--------------------------------------------

Corporate general and administrative expense for the third quarter and nine months of 1999 was $4.3 million and $15.4 million, respectively, as compared to $5.0 million and $15.1 million for the comparable periods in 1998. The decrease in third quarter corporate general and administrative expense compared to the third quarter of 1998 was due to reversal of $2.0 million of reserves due to favorable resolution of contract compliance issues. This was partially offset by increases primarily from the Company's implementation of new financial and human resource software packages, as described below under Year 2000. The slight increase in the nine-month corporate general and administrative expense was due to the Company's implementation of the new software packages offset by the reserve reversal.

Interest Expense
----------------

For the three and nine months ended September 30, 1999, interest expense was $4.5 million and $13.0 million, respectively, compared to $3.7 million and $11.3 million for the comparable periods in 1998. The increase in interest expense resulted from an increase in debt borrowings. Also contributing to the nine-month increase in interest expense was an arbitration award to a plaintiff on a contract dispute related to a discontinued operation.

Other Expense
-------------

Other expense was $1.2 million and $3.4 million, respectively, for the three and nine months ended September 30, 1999 compared to $0.7 million and $2.6 million for the comparable periods of 1998. The increase in the three and nine months' other expense compared to the comparable periods in 1998 resulted from the write-off of cost in excess of net assets acquired of a consolidated subsidiary. Also contributing to the nine month other expense increase was expenses associated with an arbitration award to a plaintiff on a contract dispute related to a discontinued operation.

Income Taxes
------------

The provision for income taxes in 1999 and 1998 is based upon an estimated annual effective tax rate, including the impact of differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The provision for income taxes decreased by $0.4 million to $2.3 million for the three months ended September 30, 1999 compared to $2.7 million in the comparable period in 1998. The decrease was due to lower pretax income in the third quarter of 1999 and a slightly higher effective tax rate in the third quarter of 1998. The provision for income taxes increased by $0.3 million to $6.8 million for the nine months ended September 30, 1999 compared to $6.6 million in the comparable period in 1998. The increase resulted from higher pretax income in the nine months ended September 30, 1999 offset by the higher effective tax rate in 1998. The Company's effective tax rate approximated 38.8% for the three and nine months ended September 30, 1999 compared to 40.0% in the comparable periods in 1998.

Backlog
-------

The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $3.8 billion at September 30, 1999 compared to $4.1 billion at December 31, 1998, a net decrease of $0.3 billion. The backlog at September 30, 1999 consisted of $2.1 billion for DynCorp Technical Services and $1.7 billion for DynCorp Information and Enterprise Technology compared to December 31, 1998 backlog of $2.0 billion for DynCorp Technical Services and $2.1 billion for DynCorp Information and Enterprise Technology. The Company has been awarded significant IDIQ contracts with GSA and NASA to provide comprehensive desktop computer, server and intra-center communication support. The Company's backlog at September 30, 1999 does not include any significant value for these contracts because the Company cannot reasonably estimate the future revenues from these contracts.

Working Capital and Cash Flow
-----------------------------

Working capital, defined as current assets less current liabilities, was $78.2 million at September 30, 1999 compared to $90.7 million at December 31, 1998, a decrease of $12.5 million. This decrease was primarily the result of the additional borrowings against the Contract Receivable Collateralized Class B Variable Rate Note.

Cash provided by operations was $15.6 million in the nine months of 1999, as compared to $1.8 million cash used in operations in the nine months of 1998, an increase in cash provided of $17.4 million. The increase resulted mostly from the absence of an increase in accounts receivable similar to that of 1998, which was caused by increased revenues and start-up of new contracts, and from higher net earnings and payable balances in 1999. Investing activities used funds of $17.8 million in the nine months ended September 30, 1999, principally for the purchase of property and equipment, and the capitalized cost of new software for internal use as part of the Company's Year 2000 plan. The Company has capitalized $11.1 million of costs related to internal use software, of which $5.8 million was capitalized during the nine months of 1999, and anticipates capitalizing another $0.2 million over the next three months. During the nine months of 1998, investing activities used funds of $18.1 million principally for the acquisition of FMAS, a medical outcome measurement and data abstraction services company acquired in February 1998, the purchase of property and equipment, and the purchase of new software for internal use as part of the Company's Year 2000 plan.

Financing activities provided funds of $9.6 million in the nine months of 1999 which consisted primarily of additional borrowing against the Contract Receivable Collateralized Class B Variable Rate Note as described above. The proceeds were used to make a loan to the Employee Stock Ownership Trust, to fund the Company's purchase of common stock from ESOP participants and other investors, and to finance working capital needs. During the nine months of 1998, financing activities provided funds of $1.8 million. The Company borrowed $43.2 million and repaid $43.3 million of the Contract Receivable Collateralized Class B Variable Rate Notes, which was used primarily to finance working capital needs.

The Company may purchase additional shares of its common stock from ESOP participants whose puts are not honored by the ESOP and from other stockholders through the Company's internal market. The level of such stock purchases will depend on the number of puts that the ESOP is unable to honor, the number of common shares offered for sale in excess of buy orders in each trade under the internal market, internal cash flow considerations, and limitations on stock repurchases under the terms of the Company's debt agreements.

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



                                                               Three Months Ended                 Nine Months Ended
                                                               ------------------                 -----------------
                                                         September 30,      October 1,      September 30,      October 1,
                                                             1999              1998             1999              1998
                                                             ----              ----             ----              ----
Net earnings                                                   $  3,636          $  4,026         $ 10,839          $  9,885
   Depreciation and amortization                                  3,731             2,375            8,318             6,517
   Interest expense, net                                          4,128             3,385           11,635            10,357
   Income taxes                                                   2,306             2,685            6,872             6,590
   Amortization of deferred debt  expense                         (201)             (170)            (567)             (538)
   Debt issue discount                                             (10)               (9)             (28)              (26)
                                                                -------           --------         -------           -------
EBITDA                                                          $13,590           $12,292          $37,069           $32,785
                                                                =======           =======          =======           =======

Year 2000 Readiness Disclosure
------------------------------

The principal "Year 2000" issue ("Y2K") risk to the Company would come from an extended failure of one or more of its core systems (financial, payroll, and human resources). Replacement of the Company's core financial, human resources and payroll systems software was initiated following a Year 2000 analysis conducted in 1997 that found these programs to be non-compliant for the millennium date rollover. Deployment of a new human resources and payroll system was launched and has been completed. Due to the large number of conversions and the demands on field organizations, the financial systems implementation is now scheduled for completion in the third quarter of 2000. A contingency plan was activated to install an updated compliant version of the Company's current financial software package in all locations where conversion to the new Enterprise Resource Planning package is not assured prior to 2000. The plan is now substantially implemented with full completion anticipated before the end of the year. Total expenditures for the Y2K effort were $17.1 million as of September 30, 1999, of which $11.1 million represented capitalized software costs. The Company anticipates additional capitalized software costs of $0.2 million for the remainder of 1999.

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

The core systems' assessment included initial contact in 1998 with third-party telecommunications, employee benefits, insurance, and other providers. Information obtained from these providers generally stated that they were addressing the Y2K problem. Follow-up contacts to ascertain the progress of these providers was just completed and all have reported solid progress if not completion of their internal Y2K efforts. However, while the Company is taking appropriate steps to obtain assurances from these service providers, this does not guarantee the performance of such providers or assure that these assurances are accurate.

One area of possible vulnerability is the payment capability of the various government payment offices receiving and processing invoices from a contract site. The Defense Finance and Accounting Service (DFAS) web site still indicates September 25, 1999 was the target date for full compliance. A recent DFAS briefing strongly emphasized significant preparation if not readiness. DFAS also reports the development of contingency plans. The Department of Energy payment office has also indicated full readiness. DoD and DoE contracts represent a large portion of the Company's work. Government payment systems are considered mission critical by the government, and, in general, such systems have received considerable attention to ensure Y2K compliance.

The Company has conducted assessments on government furnished equipment ("GFE") at contract sites. If GFE is critical to performance on a contract and is not compliant, a failure could affect contract performance. While this may not be material to the Company as a whole, individual contracts are addressing these potential areas of risk with customers. No problems have been identified that would materially affect the Company's ability to perform on its significant contracts. By way of prudence, contract managers are considering alternative work methods in the event of a short-term interruption of GFE service, facilities or contracted vendor operations. In select situations, due to the nature of the work, no contingencies/alternative work methods exist.

An employee awareness program was initiated in mid-1998 to inform employees and managers of the potential for Y2K problems. In addition to creating general awareness, this program is intended to address "home grown" office automation systems and stand-alone PCs. By themselves, none of these types of systems is considered mission critical to the Company as a whole.

Infrastructure items that may have Y2K compliance problems such as desktop workstations, network components, and servers, are being systematically tested, repaired or replaced. The annual expenditures for these components are not significantly above levels that can be expected in the normal course of business, given the Company's infrastructure replacement plan and budget.
Depreciation and amortization expenses for the resystemization and for these infrastructure components are allowable costs under government contracts. The internal infrastructure testing, repair, or replacement effort is 88% complete, and infrastructure testing, monitoring and staffing plans for the New Year's holiday weekend have been completed.

Clauses for contracts and purchases have been adopted and are being used to protect the Company from Y2K-related claims and liabilities.

In summary, the primary Y2K vulnerability for the Company is possible failure of core systems. The resystemization effort is a top priority within the Company, with dedicated teams and incentive plans for retaining key employees throughout the project. Contingency plans are being executed where delays have been experienced.

Assessments at the contract level are largely complete. These assessments have included analysis of the readiness of hardware, software, prime and subcontractors, customers, suppliers and vendors, data dependencies, and facilities. Given the information provided to date there is little cause for concern for the Company overall. However, it is impossible to predict with certainty the actual state of Y2K compliance that will exist in these third party businesses and organizations at various contract locations. Moreover, management is not in a position to accurately predict the potential impact, if any, of international Y2K compliance issues that may effect the country's supply chain and hence have a disruptive impact on the Company or such third party customers, vendors and suppliers.

At this time, the Company's contingency planning relating to potential Year 2000 issues include (1) alternative work methods by contract and headquarters personnel, along with appropriate policies and procedures, and (2) additional weekend staffing and availability should the need arise during the January 1-3 time period, to include at a minimum testing and monitoring of the IT infrastructure.

Millennium coordinators are overseeing the Y2K effort in each business area, and a multi-functional team of executives, headed by the Y2K Program Manager and chaired by the Corporate Chief Information Officer, acts as a Y2K steering committee. Year 2000 readiness activities across the Company will continue for the remainder of 1999.

Recent Developments
-------------------

On October 29, 1999, the Company signed a definitive purchase agreement to acquire GTE Information Systems, LLC ("GTEIS") which the Company expects to close prior to year-end. GTEIS, headquartered in Chantilly, Virginia, is in the government communications and information solutions and services business, providing electronic systems, products, and integration/support services to U.S. and foreign governments, state and local governments and commercial customers. GTEIS had revenues of $233.6 million for year-end 1998 and $159.2 million for the nine months ended September 30, 1999. GTEIS has over 900 employees. The Company anticipates that GTEIS will strengthen and expand the reach and the content of its current information technology practice. The Company is purchasing the unit for approximately $170.0 million including direct transaction costs. The acquisition will be accounted for under the purchase method of accounting.

In connection with the acquisition, several financial institutions have agreed to underwrite additional senior secured and subordinated credit facilities to finance the acquisition and related transaction expenses, to refinance certain existing indebtedness and to provide funding for ongoing working capital, and general corporate purposes. The facilities will be generally guaranteed by all of the Company's material subsidiaries and will be secured by a first priority, perfected security interest on substantially all of the Company's assets.

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

   None filed.

(b)  Reports on Form 8-K

   None filed.












                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          DYNCORP




Date: November 10, 1999                            /s/ P.C. FitzPatrick
                                                   --------------------
                                                    P.C. FitzPatrick
                                                    Senior Vice President
                                                    and Chief Financial Officer



Date: November 10, 1999                            /s/ J.J. Fitzgerald
                                                   -------------------
                                                      J.J. Fitzgerald
                                                      Vice President
                                                      and Corporate Controller