Form 10-K
period 1999-12-30
DYNCORP
filed 2000-03-29
CIK 30770

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act
    Of 1934

For the fiscal year ended December 30, 1999 or

[   ]  Transition Report Pursuant To Section 13 Or 15(d) Of The Securities
       Exchange Act Of 1934

For the transition period from      to
                               ----     ----

Commission file number:  1-3879

                                     DynCorp
         (Exact name of registrant as specified in its charter)

     Delaware                                                  36-2408747
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 11710 Plaza America Drive, Reston, Virginia                   20190
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (703) 261-5000

Former address:  2000 Edmund Halley Drive, Reston, Virginia  20191

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered
        None                                           None

Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The registrant's voting stock is not publicly traded; therefore, the aggregate market value of approximately 7% of outstanding voting stock held by nonaffiliates is not available.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10,413,708 shares of common stock having a par value of $0.10 per share were outstanding March 28, 2000.

                                TABLE OF CONTENTS

                                      1999

                                    FORM 10-K

          Item                                                      Page

       Part I

    1. Business                                                     1-3
    2. Properties                                                   3
    3. Legal Proceedings                                            3
    4. Submission of Matters to a Vote of Security Holders          3

       Part II

    5. Market for the Registrant's Common Stock and Related
       Stockholder Matters                                          3-5
    6. Selected Financial Data                                      5-6
    7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        6-14
    8. Financial Statements and Supplementary Data
       Report of Independent Public Accountants                     15
       Financial Statements
         Consolidated Balance Sheets
           Assets                                                   16
           Liabilities and Stockholders' Equity                     17
         Consolidated Statements of Operations                      18
         Consolidated Statements of Cash Flows                      19
         Consolidated Statements of Stockholders' Equity            20
         Notes to Consolidated Financial Statements                 21-37
    9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures                       37

       Part III

    10.Directors and Executive Officers of the Registrant           38-40
    11.Executive Compensation                                       40-43
    12.Security Ownership of Certain Beneficial Owners and
       Management                                                   43-44
    13.Certain Relationships and Related Transactions               44

       Part IV

    14.Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K                                                     45-48

                                     PART I

ITEM 1. BUSINESS

General Information

DynCorp and subsidiaries (collectively the "Company") provides diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and internationally. The Company provides services to various branches of the Department of Defense, Energy, State, Justice, and Agriculture, the Drug Enforcement Agency, the National Institute of Health, the Defense Information Systems Agency, the National Aeronautics and Space Administration and various other U.S., state and local government agencies, commercial clients and foreign governments. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed-price, time-and-material or cost-type contracts depending on the work requirements and other individual circumstances. These services encompass a wide range of management, technical and professional services covering the following areas:

       DynCorp Information and Enterprise Technology ("DI&ET"), based in Reston, Virginia, designs, develops, supports and integrates software and hardware systems to provide customers with comprehensive solutions for information management and engineering needs. DI&ET provides a wide range of information technology solutions including information technology ("IT") lifecycle support, electronic records and media management, network and communications engineering, seat management, metrology engineering, operational outsourcing, healthcare information and technology services and security and intelligence programs. Revenues for fiscal years ended 1999, 1998, and 1997 were $635.9 million, $633.1 million, and $553.3 million, respectively.

       DynCorp Technical Services ("DTS"), based in Fort Worth, Texas, delivers a myriad of specialized technical services including aviation services, base operations, range technical services, contingency services, international program, space and re-entry system services, logistics support services, personal and physical security services and marine services. These services are provided to the U.S. Government as well as the United Nations and other foreign organizations at various locations throughout the world depending on the customer's requirements. Revenues for 1999, 1998, and 1997 were $695.5 million, $600.6 million, and $592.6 million, respectively.

       DynCorp Information Systems LLC ("DIS"), based in Chantilly, Virginia, provides a broad range of integrated telecommunications services and information technology solutions in the areas of professional services, business systems integration, information infrastructure solutions and IT operations and support. DIS is DynCorp's full-service voice/data integrator and has an established business base in the Federal defense and civil markets. DIS was acquired on December 10, 1999 from GTE Corporation. Revenue for the twenty days ended December 30, 1999, was
       $13.9 million and was included in the Company's consolidated results of operations. Full year revenues, which are not included in the Company's results of operations except for the portion representing the twenty days ended December 30, 1999, as noted above, were $221.6 million, $233.6 million, and $209.4 million, for 1999, 1998 and 1997, respectively.

Industry Segments

For business segment reporting, DI&ET, DTS and DIS each constitute reportable business segments.

Backlog

The Company's backlog of business, which includes awards under both prime contracts and subcontracts, as well as the estimated value of option years on government contracts, was $4.4 billion at December 30, 1999, compared to December 31, 1998 backlog of $4.1 billion, a net increase of $0.3 billion. The increase resulted primarily from the acquisition of GTE Information Systems LLC. The backlog at December 30, 1999 consisted of $2.2 billion for DTS, $1.7 billion for DI&ET, and $0.5 billion for DIS compared to December 31, 1998 backlog of $2.0 billion for DTS and $2.1 billion for DI&ET. Of the total backlog at December 30, 1999, $3.0 billion is expected to produce revenues after 2000: DTS $1.5 billion, DI&ET $1.2 billion, and DIS $0.3 billion.

Contracts with the U.S. Government are generally written for periods of three to five years with a few Federal contracts awarded with options up to eight and ten years. Because of appropriation limitations in the Federal budget process, firm funding is usually made for only one year at a time, and, in some cases, for periods of less than one year, with the remainder of the years under the contract expressed as a series of one-year options. The Company's experience has been that the Government generally exercises these options. Amounts included in backlog are based on the contract's total awarded value and the Company's estimates regarding the amount of the award that will ultimately result in the recognition of revenue. These estimates are based on the Company's experience with similar awards and similar customers. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and in unexercised contract options. Historically, these adjustments have not been significant. In 1999, 98.9% of the Company's prime contract revenue was from the U.S. Government, 54.1% attributable to the Department of Defense.

During 1998, the Company was awarded significant indefinite delivery, indefinite quantity ("IDIQ") contracts with GSA and NASA to provide comprehensive desktop computer, server and intra-center communication support. These contracts were multiple awards and have estimated values in the billions of dollars. The
Company's backlog at December 30, 1999 does not include any value for these contracts, except for one contract under GSA, because the Company has not received any contract tasks and cannot reasonably estimate the future revenues from these contracts.

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

Foreign Operations

The Company currently provides services in foreign countries under contracts with the U.S. Government, the United Nations, and other foreign customers. None of these foreign operations is material to the Company's financial position or results of operations.

The risks associated with the Company's foreign operations relating to foreign currency fluctuation and political and economic conditions in foreign countries have not been significant.

Incorporation

The Company was incorporated in Delaware in 1946. With more than 19,000 employees worldwide, the Company is one of the largest employee-owned companies in the United States.

Employees

At December 30, 1999, the Company employed 17,713 full-time and 1,554 part-time employees. Approximately 3,163 employees were located outside of the United States. Of the Company's U.S. employees, 3,671 were covered by various collective bargaining agreements with labor unions.

At year-end, the Company had approximately 497 vacant positions, a majority of which was for IT professionals. The scarcity of IT professionals is a common predicament within the industry. The Company is actively recruiting to fill these vacancies utilizing extensive advertising, participation in job fairs, sign-on bonuses, and other recruitment incentives.

Forward Looking Statements

Certain matters discussed or incorporated by reference in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Company's current expectations include the early termination of, or failure of a customer to exercise option periods under, a significant contract; the inability of the Company to generate actual customer orders under indefinite delivery, indefinite quantity contracts; technological change; the inability of the Company to manage its growth or to execute its internal performance plan; the inability of the Company to integrate the operations of acquisitions; the inability of the Company to attract and retain the technical and other personnel required to perform its various contracts; general economic conditions; and other risks discussed elsewhere in this report and in other filings of the Company with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

The Company is primarily a service-oriented company and, as such, the ownership or leasing of real property is an activity that is not material to an understanding of the Company's operations. The Company leases numerous commercial facilities used in connection with the various services rendered to its customers. None of the properties is unique. In the opinion of management, the facilities employed by the Company are adequate for the present needs of the business.

On February 29, 2000, the Company sold an office building located in Alexandria, Virginia to a third party for $10.5 million, and simultaneously closed on a lease of that property from the new owner. The Company used a portion of the net proceeds to payoff the mortgage on the property.

ITEM 3. LEGAL PROCEEDINGS

This item is incorporated herein by reference to Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

 DynCorp's common stock is not publicly traded. However, the Company has established an Internal Market to provide liquidity for its stockholders. Shares available for trading in the Internal Market are registered under the Securities Act of 1933. The Internal Market generally permits stockholders to sell shares of common stock which have been registered for such sale on four predetermined days each year, subject to purchase demand.

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

 If the aggregate purchase orders exceed the number of shares available for sale, the Company may, but is not obligated to, sell shares of common stock on the Internal Market. Further, the following prospective purchasers will have priority, in the order listed:

    - the administrator of the ESPP;
    - the trustee of the SARP;
    - eligible employees and directors, on a pro rata basis; and
    - the trustees of the ESOP.

 If the aggregate number of shares offered for sale on the Internal Market is greater than the aggregate number of shares sought to be purchased, offers by stockholders to sell 500 shares or less, or up to the first 500 shares if more than 500 shares are offered, will be accepted first. If, however, there are insufficient purchase orders to support the primary allocation of 500 shares, then the purchase orders will be allocated equally among all of the proposed sellers up to the first 500 shares offered for sale by each seller. Thereafter, a similar procedure will be applied to the next 10,000 shares offered by each remaining seller, and offers to sell in excess of 10,500 shares will then be accepted on a pro-rata basis. The Company may, but is not required to, purchase shares offered for sale in the Internal Market, to the extent the number of shares offered exceeds the number sought to be purchased. All sellers on the Internal Market (other than the Company and its retirement plans) will pay a commission equal to one percent of the proceeds from such sales. Purchasers on the Internal Market pay no commission.

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

 The Formula Price per share of common stock is the product of seven times the operating cash flow ("CF"), where operating cash flow is represented by earnings before interest, taxes, depreciation and amortization of the Company for the four fiscal quarters immediately preceding the date on which a price revision is made, multiplied by a market factor ("Market Factor" denoted MF) plus the non-operating assets at disposition value (net of disposition costs) ("NOA"), minus the sum of interest bearing debt adjusted to market and other outstanding securities senior to common stock ("IBD"), the whole divided by the number of shares of common stock outstanding at the date on which a price revision is made, on a fully diluted basis assuming exercise of all outstanding options and shares deferred under a former restricted stock plan ("ESO"). The Market Factor is a numeric factor which reflects existing securities market conditions relevant to the valuation of such stock. The Formula Price of the common stock, expressed as an equation, is as follows:

                                     [(CFx7)MF+NOA-IBD]
                                     ------------------
                  Formula Price =            ESO

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

    Quarter Ended                   Formula Price ($)       Market Factor
    -------------                   -----------------       -------------
    December 31, 1995                   14.50                    2.14
    March 28, 1996                      14.50                    2.14
    June 27, 1996                       15.00                    1.36
    September 26, 1996                  16.75                    1.15
    December 31, 1996                   19.00                    1.15
    March 27, 1997                      20.00                    1.27
    June 26, 1997                       20.00                    1.27
    September 25, 1997                  20.00                    1.27
    December 31, 1997                   20.00                    1.23
    April 2, 1998                       21.00                    1.29
    July 2, 1998                        22.50                    1.33
    October 1, 1998                     23.25                    1.30
    December 31, 1998                   20.00                    1.16
    April 1, 1999                       23.50                    1.21
    July 1, 1999                        24.50                    1.21
    September 30, 1999                  24.00                    1.08
    December 30, 1999                   23.50                    1.11

 The price at December 30, 1999 is based on third quarter data and has not been revised to reflect the current valuation. The ESOP valuation price was $22.75.

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

There were approximately 722 record holders of DynCorp common stock at December 30, 1999. The DynCorp Employee Stock Ownership Plan Trust owns 7,451,989 shares on behalf of approximately 33,000 current and former employees of the Company.
In addition, the Company's Savings and Retirement Plan holds 763,758 shares. Cash dividends have not been paid on the common stock since 1988.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents summary selected historical financial data derived from the audited Consolidated Financial Statements of the Company for each of the five years presented. During these periods, the Company paid no cash dividends on its Common Stock. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K. (Dollars in thousands, except per share data.) Reference to "note" are the footnotes to the audited consolidated financial statements.

                                                                     Fiscal Year Ended

                                                  Dec 30         Dec 31       Dec 31          Dec 31    Dec 31
                                                  1999 (a)       1998(b)      1997(c)        1996(d)    1995(e)
                                                  --------       -------      -------        -------    -------

Statement of Operations Data:
Revenues                                          $1,345,281   $1,233,707  $1,145,937    $1,021,453     $908,725
Cost of services                                  $1,280,239   $1,173,151  $1,096,246    $  970,163     $871,317
Corporate general and administrative              $   21,741   $  18,630   $   17,785    $   18,241     $ 18,705
Interest expense                                  $   18,943   $  14,144   $   12,432    $   10,220     $ 14,856
Earnings from continuing operations
  before extraordinary item and certain
  other expenses (f)                              $    9,487   $  15,585   $   15,579    $   12,774    $  12,974
Earnings from continuing operations
  before extraordinary item (g)                   $    7,590   $  15,055   $    7,422    $   11,949    $   5,274
Net earnings                                      $    5,989   $  15,055   $    7,422    $   14,629    $   2,368
Common stockholders' share of net  earnings       $    5,895   $  15,055   $    7,422    $   12,345    $     453
EBITDA (h)                                        $   42,112   $  45,226   $   29,274    $   34,948    $  17,841
Earnings per share from continuing
  operations before extraordinary
  item for common stockholders
    Basic                                         $     0.75   $    1.47   $     0.83    $    1.14     $    0.40
    Diluted                                       $     0.73   $    1.43   $     0.70    $    0.82     $    0.29
Common stockholders' share of net earnings
    Basic                                         $     0.59   $    1.47   $     0.83    $    1.46     $    0.05
    Diluted                                       $     0.57   $    1.43   $     0.70    $    1.05     $    0.04
Balance Sheet Data:
Total assets                                      $  639,673   $  379,238  $  390,122    $ 368,752     $ 375,490
Long-term debt excluding current maturities       $  334,944   $  152,121  $  152,239    $ 103,555     $ 104,112
Redeemable common stock                           $  189,116   $  183,861  $  154,840    $ 139,322     $ 135,894

[FN]

(a) 1999 includes reversal of $2,000 reserve for favorable resolution of contract compliance issues, $4,387 for the replacement of core systems, DIS in-process R&D write-off $6,400, settlement of a suit with a former electrical subcontractor $2,200 (see Notes 13 and 20(a)), and write-off of cost in excess of net assets acquired of consolidated subsidiary $1,234.

(b) 1998 includes reversal of $670 reserve for asbestos litigation (see Notes 13 and 20(a)), $1,177 accrual for subcontractor suit (see Notes 13 and 20(a)), reversal of $2,500 reserve for contract compliance issues, and $2,159 expense for the replacement of core systems.

(c) 1997 includes $7,800 accrual of costs related to asbestos litigation (see Notes 13 and 20(a)), $2,488 reversal of income tax valuation allowance and $2,055 reversal of accrued interest related to IRS examinations and potential disallowance of deductions (see Note 14).

(d) 1996 includes $3,299 accrual for supplemental pension and other fees payable to retiring officers and a member of the Board of Directors, $1,286 write-off of cost in excess of net assets acquired of an unconsolidated subsidiary, $1,250 credit for a revised estimate of the ESOP Put Premium and $4,067 reversal of income tax valuation allowance.

(e) 1995 includes $7,707 reversal of income tax valuation allowance, $4,362 accrued for losses and reserves related to the Company's Mexican operation, $2,400 accrual of legal fees related to the defense of a lawsuit filed by a subcontractor of a former electrical contracting subsidiary and $5,300 accrued for uninsured costs related to claims against a former subsidiary for alleged use of asbestos containing products.

(f) Certain other expenses include costs and expenses associated with divested businesses of $1,897 in 1999, $530 in 1998, $8,157 in 1997,
        $825 in 1996, and $7,700 in 1995, (see Note 13).

(g) The extraordinary loss, net of income taxes, in 1999 and 1995 of $1,601 and $2,886, respectively, resulted from the early extinguishment of debt.

(h) EBITDA as defined by management consists of earnings from continuing operations before extraordinary item and before interest, taxes, depreciation and amortization. EBITDA represents a measure of the Company's ability to generate cash flow and does not represent net income or cash flow from operating, investing and financing activities as defined by generally accepted accounting principles ("GAAP"). EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issuance discount which are included in "interest expense" in the Consolidated Statements of Operations and included in "depreciation and amortization" in the Consolidated Statements of Cash Flows. Amortization of deferred debt expense was $1,211 in 1999, $721 in 1998, $706 in 1997, $829 in 1996, and $743 in 1995. Amortization of debt issuance discount was $39 in 1999, $36 in 1998 and $26 in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DynCorp and subsidiaries' (collectively, the Company) consolidated results of operations and financial condition for the fiscal years ended 1999, 1998, and 1997. The discussion should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes.

Overview

The Company provides diversified management, technical, and professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the Department of Defense and the Department of Energy, NASA, the Department of State, the Department of Justice, and various other U.S., state and local government agencies, commercial clients and foreign governments.

Effective January 1, 1999, the Company realigned its three Strategic Business Segments into two focused sectors. The Company's Information and Engineering Technology Unit and most of its Enterprise Management Unit were combined to become DynCorp Information and Enterprise Technology ("DI&ET"). Aerospace Technology and the remaining parts of Enterprise Management were combined to become DynCorp Technical Services ("DTS"). The purpose of this realignment was to provide focus and clarity to the Company's businesses and enable the Company to better serve its customers by concentrating technical services and information technology competencies in individual single business unit structures. Business segment information for 1998 and 1997 has been restated to give effect to this change.

On December 10, 1999, the Company completed its acquisition of GTE Information Systems LLC, a subsidiary of GTE Corporation. On December 13, 1999, the name of the Company was changed to DynCorp Information Systems LLC ("DIS"). It will operate as a separate subsidiary of the Company. The acquisition was accounted for as a purchase; accordingly, operating results for DIS have been included from the date of acquisition.

Revenue and Operating Profit

In 1999, revenue increased by $111.6 million, or 9.0%, from 1998 compared to a $87.8 million, or 7.7% increase in 1998 revenue over 1997. Operating profit, defined as the excess of revenues over operating expenses and certain nonoperating expenses, increased by $5.4 million, or 9.4%, from 1998 compared to a $9.1 million, or 18.7% increase in 1998 operating profit from 1997. The operating profit was $63.1 million, $57.7 million, and $48.6 million in 1999, 1998, and 1997, respectively.

DTS revenue and operating profit showed continued growth for the twelve months ended December 30, 1999. Revenues were $695.5 million in 1999 compared to $600.6 million in 1998, an increase of $94.9 million or 15.8%. Operating profit increased by $5.0 million to $31.5 million, or 18.8%, from $26.5 million in 1998. The DTS business unit had increased tasking on State Department contracts providing support services to Kosovo and East Timor, increased services on a contract in support of the government's drug eradication program, and increased services in Qatar. The increase in both revenue and operating profit resulted in part from a contract for the providing of technical and support services to the United States Air Force at Columbus AFB. The 1999 revenue includes a full year's revenue from this contract, which became operational in the fourth quarter of 1998. Also contributing to the increase in revenue were increases in the purchase of reimbursable materials for the customer at Fort Rucker. Slightly offsetting these revenue increases were lower revenues on certain base operations support contracts.

The DTS business unit increased backlog by 10.0% over 1998 to $2.2 billion at December 30, 1999, primarily due to expansion of several contracts, including the aforementioned State Department contracts, and the winning of several contracts in recompetition. Management believes the DTS business area will continue to grow in 2000. However, the nature of the procurement process and the volume of the Company's business, portions of which are subject to recompetition annually, can have a dramatic impact on revenues and operating profit. Additionally, the U.S. Government has the right to terminate contracts for convenience or may reduce the volume of services ordered.

DTS revenues increased 1.4% to $600.6 million in 1998 as compared to $592.6 million in 1997. Operating profit increased by 15.3% from $23.0 million in 1997 to $26.5 million in 1998. The increase in both revenues and operating profit was attributable to new contract wins and growth in several existing contracts. The DTS business unit was awarded a new contract with the United Nations to provide support services in Angola, new Department of State contracts providing protective services in Kosovo, Bosnia, and Haiti, and a contract with Kuwait providing repair and maintenance on military aircrafts. A new contract, which became operational in the fourth quarter, for the providing of technical and support services to the United States Air Force at Columbus AFB, and the addition of the operations of two more ships in the marine services area, contributed to DTS's growth in 1998 revenues. Increased services on existing contracts and the development and installation of a new information system at Fort Rucker also contributed to the twelve months revenue increase. Partially offsetting these increases in revenues were reduced business volumes due to several contract completions.

DI&ET revenues were $635.9 million in 1999, a 0.4% increase over 1998 revenues of $633.1 million. The revenue increase was due in part to the start-up of a contract with the U.S. Postal Service, which was awarded in 1998, but became operational in 1999, and a sub-contract from the Department of Commerce Census Cenus 2000 that was also awarded in 1998 but became operational in 1999. DI&ET health information technology services' revenues increased due to a full year impact of FMAS, a medical outcome measurement and data abstraction services company acquired in 1998, and growth in a joint venture for vaccine technology services to the Department of Defense. Also contributing to the revenue increases were higher volumes of state and local contract business, increased tasking on several indefinite delivery/indefinite quantity ("IDIQ") contracts, and new business with the customer at the Norco location. Partially offsetting these increases in revenue was the loss in recompetition of significant portions of the work scope of an enterprise contract at the Department of Energy Rocky Flats location. In the twelve months of 1998, Rocky Flats' revenue was $71.0 million.

DI&ET's operating profit decreased slightly to $30.6 million from $31.1 million in 1998, a 1.8% decrease. The operating profit decrease resulted from losses on two state government contracts, a write-off associated with a vaccine lab business that was divested during 1999, and the loss of a contract at the DOE Rocky Flats location. Rocky Flats operating profit for the twelve months ended December 31, 1998 was $4.3 million. Partially offsetting these decreases in operating profit were increases due to the start-up of the contracts with the U.S. Postal Service and the sub-contract from the Department of Commerce Census 2000, the higher volumes in health information technology services, and improved profitability on previously awarded IDIQ contracts. Also offsetting the decreases in DI&ET's operating profit was the receipt of an award fee on a contract that was greater than accrued (expected), and operating profits on contracts in 1999 which reflected losses in 1998.

DI&ET's revenues were $633.1 million in 1998, a 14.4% increase over 1997 revenues of $553.3 million. Operating profit increased $5.6 million, or 21.7% to $31.1 million from $25.6 million in 1997. The increases in revenues and operating profit were attributable to new IDIQ contract tasks and sole source contracts with the Department of Defense, Environmental Protection Agency, and the Health Care Finance Administration. Increased volume on a subcontract to the
U. S. Postal Service, new state contract business, and increased tasking and level of effort on several existing contracts also contributed to DI&ET's revenue and operating profit increases.

Management believes DI&ET's revenues will continue to show small growth in 2000. However, much of the growth will be dependent upon DI&ET's success in servicing new orders under its IDIQ contracts. Additionally, the U.S. Government has the right to terminate contracts for convenience or may reduce the volume of services ordered.

DIS, which was acquired on December 10, 1999, from GTE Corporation, had revenue of $13.9 million in the twenty-day period ended December 30, 1999. Managemenent expects the revenue for 2000 to be greater than the prior year revenue. However, there are no assurances because the nature of the procurement process and the volume of the business, which is subject to recompetition annually, can have a dramatic impact on revenues and operating profit. Additionally, the U.S. Government has the right to terminate contracts for convenience or may reduce the volume of services ordered.

Corporate General and Administrative

Corporate general and administrative expenses increased in 1999 by $3.1 million, or 16.7%, over 1998, to $21.7 million as compared to $18.6 million and $17.8 million in 1998 and 1997, respectively. Corporate general and administrative expense as a percentage of revenue was 1.6% in 1999, 1.5% in 1998, and 1.6% in 1997. The higher expense in 1999 was primarily the result of the Company's deployment of new financial and human resource software packages. The software design and development stage of the project has been completed, and related costs have been capitalized as intangible assets, as discussed below under Year 2000. $4.4 million of expenses for the resystemization effort and expenses incurred related to potential acquisitions were offset by the $2.0 million reversal of reserves for old contract compliance issues, which were settled in the Company's favor during 1999. The comprehensive resystemization effort is projected to add approximately $4.2 million to corporate general and administrative expense in 2000.

The increase in corporate general and administrative expense in 1998 compared to 1997 resulted from the resystemization effort, which added $2.2 million to corporate general and administrative expense. This expense and increases in other expenses were offset by the $2.5 million reversal of reserves for old contract compliance issues, which were settled in the Company's favor during 1998.

Interest Expense and Interest Income

Interest expense for 1999 was $18.9 million as compared to $14.1 million reported for 1998. The increase in interest expense was attributable to higher average debt levels throughout 1999, $0.5 million interest expense associated with settlement of a subcontractor suit from a former electrical contracting subsidiary, and a $0.7 million interest expense refund received from the Internal Revenue Service in 1998. The refund, received in 1998, decreased 1998 interest expense and therefore increases the change in 1999 expense compared to 1998. The weighted annual levels of borrowing were approximately $203.8 million in 1999 compared to $163.1 million in 1998. The weighted annual level of indebtedness increased due to borrowings used to fund the acquisition of DIS and borrowings used to fund working capital requirements (see working capital and cash flow discussion). Management expects interest expense to increase in 2000 due to a higher level of indebtedness resulting from additional borrowings of approximately $167.5 million at the end of 1999 for the acquisition of DIS.

Interest expense was $14.1 million in 1998, up from $12.4 million in 1997. The increase was due to the greater level of outstanding indebtedness throughout 1998. The average level of outstanding indebtedness was $163.0 million in 1998, as compared to $150.9 million in 1997. Levels of indebtedness increased due to the FMAS acquisition, payments to settle the Fuller-Austin bankruptcy, and increased capital required for growth in the Company's business (see working capital and cash flow discussion). Offsetting the increase in interest expense attributable to the greater level of outstanding indebtedness was a refund of $0.7 million of interest assessed in prior years by the Internal Revenue Service on the Company's Federal income taxes.

Interest income was $1.4 million, $1.6 million, and $2.0 million in 1999, 1998, and 1997, respectively. The fluctuations are primarily attributable to the balance of cash and short-term investments throughout any given year and the average rates of interest. The twelve-month weighted average balance of cash and short-term investments was $19.8 million in 1999, $10.9 million in 1998, and $25.0 million in 1997.

Other Expense

Other expense increased by $7.9 million to $10.5 million in 1999 compared to $2.7 million and $10.3 million in 1998 and 1997, respectively. The higher expense in 1999 resulted from expenses of $1.7 million for the settlement of a suit with a former electrical subcontractor, write-off of $1.2 million of cost in excess of net assets acquired for a business that was divested in February, 2000, in-process R&D write-off of $6.4 million associated with the acquisition of DIS, and higher amortization of intangible assets also associated with the acquisition of DIS. The lower expense in 1998 resulted from the absence of charges such as that incurred in 1997. In 1997 the Company increased reserves by $7.8 million for asbestos litigation resulting from a subsidiary's agreement in principle to settle globally approximately 11,000 pending asbestos personal injury claims and unknown future claims pursuant to Section 524(g) of the U.S. Bankruptcy Code and a related contingent settlement agreement between the Company and the subsidiary for the release of the Company from any subsidiary asbestos liability (see Notes 13 and 20(a) to the Consolidated Financial
Statements and the discussion of "Liquidity and Capital Resources" which follows).

The Company  anticipates  that other expense will increase in 2000 due to higher
goodwill  and  other  intangible   amortization   expense   resulting  from  the
acquisition of DIS.

Income Taxes

The provision for income taxes is based on reported earnings, adjusted to reflect the impact of permanent differences between the book value of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In 1999, the Company reversed state income taxes provided in prior years related to the favorable resolution of state tax audit issues. In 1998, the Company reversed foreign taxes provided in prior years due to their expected utilization as foreign tax credits. Additionally, $2.5 million of tax valuation reserves were reversed in 1997. Based on current projections, management estimates tax payments, net of tax refunds, of $13.7 million in 2000.

No valuation allowance for deferred federal tax assets was deemed necessary at December 30, 1999. The Company has provided a valuation allowance for deferred state tax assets of $4.8 million at December 30, 1999 due to the uncertainty of achieving future earnings in either the time frame or in the particular state jurisdiction needed to realize the tax benefit.

Extraordinary Item

In the fourth quarter of 1999, the Company recorded an extraordinary item totaling $1.6 million (gross extraordinary item of $2.5 million net of income tax benefit of $0.9 million). The charge was recorded in connection with the early extinguishment of secured indebtedness due to refinancing of the Company's debt in order to complete the acquisition of DIS.

Working Capital and Cash Flows

Working capital, defined as current assets less current liabilities, was $165.2 million at December 30, 1999 compared to $90.7 million at December 31, 1998, an increase of $74.5 million. This increase is primarily the result of an increase in accounts receivable, attributable to the acquisition of DIS, increased revenues as discussed above, and slow collections on several contracts due to start-up of new contracts. The ratio of current assets to current liabilities at December 30, 1999 was 1.7 compared to 1.5 at December 31, 1998. The increase resulted from the higher accounts receivable balance at December 30, 1999 compared to December 31, 1998.

For the year ended December 30, 1999, the Company's cash flow from operations was $13.8 million, increasing $6.1 million from $7.8 million cash used in operations in 1998. The increase in cash flow from operations was primarily attributable to the absence in 1999 of payments related to the settlement of the Fuller-Austin bankruptcy and from the absence of an increase in accounts receivable similar to that of 1998, which was caused by increased revenues and start-up of new contracts. In 1998 the cash used by operations resulted mostly from increases in accounts receivable due to increased revenues and start-up of new contracts. Also contributing to the increase in cash used by operations was the settlement of the Fuller-Austin bankruptcy, which used $8.5 million. In 1997, cash provided by operations was $9.9 million. The cash provided by operations was attributable to higher costs and expenses that did not use cash in 1997 such as reserves established for the Fuller-Austin settlement.

Cash used in investing activities for the year ended December 30, 1999 totaled $185.0 million and included acquisition costs of $167.5 million and capital expenditures of $19.8 million. Acquisition costs related to the acquisition of DIS on December 10, 1999. Capital expenditures included $13.9 million for the purchase of property and equipment and $5.9 million for new software for internal use as part of the Company's Year 2000 plan. The Company has capitalized a total of $11.7 million of costs related to internal use software on its December 30, 1999 balance sheet. Investing activities used funds of $20.1 million in 1998, principally for the acquisition of FMAS $10.2 million, the purchase of property and equipment $4.8 million, and the purchase of new software for internal use as part of the Company's Year 2000 plan $5.6 million. In 1997, investing activities used funds of $8.3 million, attributable to the purchase of property and equipment $5.1 million, and the remainder of the cash used was mostly for funding of the Company's 47% interest in a minority owned company, and a loan to the same company.

In 1999, financing activities provided funds of $172.7 million. The Company borrowed $223.8 million under a Senior Secured Credit Agreement. Of the total borrowings under the credit agreement, $125.0 million was used for partial payment of the purchase price for DIS. The balance of the borrowings was used to make an optional redemption of the Company's outstanding 7.486% Fixed Rate Contract Receivable Collateralized Notes, Series 1997-1 ("the Notes"), Class A, to reduce irrevocably the Company's Floating Rate Contract Receivable Collateralized Notes, Series 1997-1, Class B and to pay transactional expenses and for general corporate operating purposes. The Company issued $40.0 million face value of its subordinated pay-in kind notes for $33.9 million and issued 426,217 shares of the Company's stock for $6.1 million. The proceeds were used for payment of the balance of the purchase price for DIS.

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

Liquidity and Capital Resources

The Company's primary source of cash and cash equivalents is from operations and financing activities. The Company's principal customer is the U.S. Government. This provides for a dependable flow of cash from the collection of accounts receivable. Additionally, many of the contracts with the U.S. Government provide for progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts.

As of December 30, 1999 the Company's total debt was $343.2 million, an increase of $182.9 million from December 31, 1998, primarily due to borrowing of $167.5 million used to fund the acquisition of GTE Information Systems, LLC.

On December 10, 1999, the Company entered into a Senior Secured Credit Agreement with a group of financial institutions. Under the Credit Agreement, the Company borrowed $100.0 million under Term A loans maturing December 9, 2004, $100.0 million under Term B loans maturing December 9, 2006, and $23.8 million under a $90.0 million revolving line of credit. Upon the closing of the Credit Agreement, the Company terminated its previous revolving line of credit facility.

The Credit Agreement contains customary restrictions on the ability of the Company to undertake certain activities, such as the incurrance of additional debt, the payment of dividends on or the repurchase of the Company's common stock, the merger of the Company into another company, the sale of substantially all the Company's assets, and the acquisition of the stock or substantially all the assets of another company. The Credit Agreement also stipulates that the Company must maintain certain financial ratios, including specified ratios of earnings to fixed charges, debt to earnings, and accounts receivable to borrowings under the Credit Agreement. At December 30, 1999, the Company was in compliance with these covenants.

The Term A Loans are to be repaid in sixteen quarterly installments of $6.3 million beginning in February 2001. The Term B Loans are to be repaid in twenty quarterly installments of $0.3 million starting in February 2000 and then eight quarterly installments of $11.9 million beginning in February 2005. At the option of the Company, borrowings under the Credit Agreement bear interest at either LIBOR or a base rate established by the bank, plus a margin that varies based upon the Company's ratio of debt to earnings.

The Company is charged a commitment fee of 0.5% per annum on unused commitments under the revolving line of credit. At December 30, 1999, $7.0 million was outstanding under the line of credit and $75.6 million additional was available.

On December 10, 1999, the Company entered into an agreement with various financial institutions for the sale of $40.0 million face value of the Company's subordinated pay-in-kind notes due 2007, with an estimated fair value of $33.9 million (Senior Subordinated Notes), and for the sale of 426,217 shares of the Company's stock with an estimated fair value of $6.1 million (see Note 7). The Subordinated Notes bear interest at 15.0% per annum, payable semi-annually in-kind. The Company may, at its option, prior to December 15, 2004, pay the interest in cash or in additional Subordinated Notes. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 2000 at a redemption price that ranges from 114.0% in 2000 to 100.0% in 2006 and thereafter. The Subordinated Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company and to the Senior Notes.

At December 31, 1998, $87.9 million of accounts receivable were restricted as collateral for the 7.486% Contract Receivable Collateralized Notes. At December 31, 1998, $1.5 million of cash was restricted as collateral for the Notes and has been included in Other Assets on the accompanying Consolidated Balance Sheet. The notes were paid off on December 10, 1999.

The Company had a $15.0 million line of credit that it utilized through December 9, 1999, never exceeding $8.9 million in borrowings at any given point in time. As noted above, on December 10, 1999, the Company terminated this revolving line of credit facility.

The Company has embarked on a comprehensive resystemization effort (see "Year 2000") and had expenditures in 1999 of $10.4 million, of which $6.0 million was capitalized and $4.4 million was expensed. The Company is projecting expenditures in 2000 of $4.2 million. The resystemization will necessitate replacing some of the Company's desktop workstations over the next year, at a cost of approximately $4.0 million.

The Board of Directors has issued an enabling resolution that provides for the repurchase of up to 500,000 shares of the Company's common stock at a price not to exceed the current market price, subject to all applicable financial covenants. Management continuously reviews alternative uses of excess cash and debt capacity for purposes of acquisitions, dividends, repurchase of shares and other financial matters.

The Company anticipates contributing approximately $14.1 million in cash to the Employee Stock Ownership Plan ("ESOP") in 2000. The amount of the Company's annual contribution to the ESOP is determined by and within the discretion of the Board of Directors and may be in the form of cash, common stock, or other qualifying securities. In accordance with ERISA requirements and the ESOP documents, in the event that an employee participating in the ESOP is terminated, retires, dies, or becomes disabled while employed by the Company, the ESOP Trust or the Company is obligated to repurchase shares of common stock distributed to such former employee under the ESOP ("ESOP Participant Puts"), until such time as the common stock becomes "readily tradable stock," as defined in the ESOP plan document. (See Note 7 to the Consolidated Financial Statements.)

To the extent the ESOP Participant Puts, debt service, administrative expenses, and interest expense exceed the Company's 2000 contribution, the Company would fund the ESOP Participant Puts. The Company projects these payments to be less than $2.0 million in 2000.

On February 29, 2000, the Company sold an office building located in Alexandria, Virginia to a third party for $10.5 million, and simultaneously closed on a lease of that property from the new owner. The Company used a portion of the net proceeds to payoff the mortgage on the property. The Company anticipates selling other non-strategic assets from time to time in the future.

In conjunction with the acquisition of Technology Applications, Inc. in November 1993, the Company issued put options on 125,714 shares of its common stock. On January 12, 1999, the former owner of Technology Applications, Inc. exercised the put option on the 125,714 shares at a price of $24.25 per share. The Company's repurchase of this common stock required cash of $3.0 million.

On December 10, 1998, pursuant to the terms of a Global Settlement Agreement among the Company, its wholly owned inactive subsidiary, Fuller-Austin Insulation Company ("Fuller-Austin"), a committee representing various asbestos claimants, and the legal representative of unknown future asbestos claimants, the Company transferred and conveyed all of its interests in Fuller-Austin to an unrelated independent bankruptcy settlement trust ("Trust") established in accordance with Section 524(g) of the U.S. Bankruptcy Code. The Trust was established pursuant to a Confirmation Order entered jointly on November 13, 1998 by the United States District and Bankruptcy Courts in Wilmington, Delaware. The Trust is part of a Plan of Reorganization of Fuller-Austin approved in the Confirmation Order for the resolution of present and future asbestos personal injury and other claims against Fuller-Austin. In consideration of the transfer and certain other payments by DynCorp to the Trust aggregating approximately $8.5 million (a portion of which was recorded in prior years including $7.8 million reserved by the Company in 1997 in anticipation of the Global Settlement), both the Trust and Fuller-Austin have given DynCorp full indemnification with respect to all present and future asbestos claims arising from the operations of Fuller-Austin. The Confirmation Order also channels all present and future asbestos claims related to Fuller-Austin's operations to the Trust. (See Note 21(a) to the Consolidated Financial Statements for the history of the Fuller-Austin asbestos claims and other circumstances related to the Global Settlement and Fuller-Austin bankruptcy filing.)

On March 17, 1997, the Company issued $100.0 million of 9 1/2% Senior Subordinated Notes ("Senior Notes") with a scheduled maturity in 2007. Interest is payable semi-annually, in arrears, on March 1 and September 1 of each year. The Senior Notes are redeemable, in whole or in part, at the option of the Company, on or after March 1, 2002 at a redemption price which ranges from 104.75% in 2000 to 100.00% in 2005 and thereafter. In addition, at any time prior to March 1, 2000, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes (at a redemption price of 109.50%) with proceeds generated from a public offering of equity, provided at least 65% of the original aggregate amount of the Senior Notes remains outstanding. The Senior Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company.

On January 23, 1997, the Company entered into an agreement with Capricorn Investors, L.P. ("Capricorn") in which Capricorn agreed to waive its rights to nominate directors of the Company and also waived certain voting rights of the Company's then outstanding Class C Preferred Stock. In return for these waivers, the Company paid a fee and authorized Capricorn to distribute a substantial portion of the shares of common stock and warrants and all of the outstanding shares of Class C Preferred Stock to its investors. On February 5, 1997, the Employee Stock Ownership Trust purchased from certain of these investors all of the Company's Class C Preferred Stock. The ESOP subsequently converted the Class C Preferred Stock into common shares and common share warrants and exercised the related warrants. Concurrently with the ESOP's purchase, the Company acquired certain number of the outstanding common shares and common stock warrants held by other Capricorn investors. The purchase price of these securities was $56.4 million ($19.55 per common share or warrant), of which half, $28.2 million, was paid in cash ($9.3 million and $18.9 million, was paid by the ESOP and the Company, respectively) and short-term notes were issued for the balance (notes issued by the ESOP and the Company were $9.3 million and $18.9 million, respectively).

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

Year 2000 Readiness Disclosure

The principal "Year 2000" issue ("Y2K") risk to the Company would have come from an extended failure of one or more of its core systems (financial, payroll, and human resources). Replacement of the Company's core financial, human resources and payroll systems software was initiated following a Year 2000 analysis conducted in 1997 that found these programs to be non-compliant for the millennium date rollover. Deployment of a new human resources and payroll system was launched and completed prior to the end of 1999. Due to the large number of conversions and the need to convert the core systems of DIS, the financial systems implementation is now scheduled for completion in late 2001. A contingency plan was activated to install an updated compliant version of the Company's current financial software package in all locations where conversion to the new Enterprise Resource Planning package was not assured prior to 2000. The updates were completely implemented by November 30, 1999, and no failures were reported during or after the rollover.

Total expenditures for the Y2K effort were approximately $19.5 million as of December 30, 1999, of which $11.6 million represented capitalized software costs.

A Year 2000 Program Management Plan was developed and a Y2K Project Office launched in mid-1998 to address other Y2K compliance issues. A multifunctional task group oversaw assessment and remediation or replacement efforts in the areas of core systems, network and office automation, and field information and non-information systems. No problems have been found following the rollover other than very minor, possibly Y2K-related aberrations that were quickly addressed, usually within minutes. No problems have been found that materially affected the Company's ability to perform on its significant contracts. These assessments included third-party service providers and other vendors on whom a given contract might depend.

The core systems assessment included initial contact in 1998 with third-party telecommunications, employee benefits, insurance, and other providers. Documentation obtained from these providers generally stated that they were addressing the Y2K problem. Follow-up contacts to ascertain the progress of these providers was also conducted in late 1999 and no problems were reported.

The Company also assessed its vulnerability arising from payment capability of the various government payment offices receiving and processing invoices from a contract site. No problems surfaced with either the Defense Finance and Accounting Service (DFAS) or the Department of Energy payment office. DoD and DoE contracts represent a large portion of the Company's work.

The Company also conducted assessments on government furnished equipment ("GFE") at contract sites. No failures affecting contract performance were experienced.

Infrastructure items that could have had Y2K compliance problems such as desktop workstations, network components, and servers, were tested, and repaired or replaced. The annual expenditures for these components were not significantly above levels that could be expected in the normal course of business, given the Company's infrastructure replacement plan and budget.

In summary, the primary Y2K vulnerability for the Company was the possible failure of core systems. This did not happen, as the resystemization effort was a top priority within the Company, with dedicated teams and incentive plans for retaining key employees throughout the project.

Assessments at the contract level were completed to the extent possible. These assessments included analysis of the readiness of hardware, software, prime and subcontractors, customers, suppliers and vendors, data dependencies, and facilities. These assessments added value in that there were no reported issues on any contracts.

Many Y2K-related actions will have long-term benefits to the Company. In 1999 the Company:

o upgraded much of the hardware and software company-wide, bringing the Company to a higher level of technology, with the added benefit of establishing a more "level playing field" system-wide that in the long run should be easier to maintain;

o developed an expertise in contingency planning, which is a growing opportunity in government contracting;

o became much more attuned to software virus issues and potential problems, has increased security measures accordingly and has been alerted to investigate other enhanced security precautions; and

o    documented its inventories of IT and non-IT equipment.

Environmental Matters

Neither the Company nor any of its subsidiaries has been named as a Potentially Responsible Party (as defined in the Comprehensive Environmental Response, Compensation, and Liability Act) at any site. The Company has incurred costs for the installation and operation of a soil and water remediation system and for the clean up of environmental conditions at certain other sites (see Note 20(b) to the Consolidated Financial Statements). The Company's liability, in the aggregate, with respect to these matters is not deemed to be material to the Company's results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's only use of derivative financial instruments is to manage its exposures to fluctuations in interest rates and foreign exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. There were no such financial instruments held during 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is contained in the Company's Consolidated Financial Statements and Financial Statement Schedules included elsewhere in this Annual Report on Form 10-K.

                    Report of Independent Public Accountants

To DynCorp:

We have audited the accompanying consolidated balance sheets of DynCorp (a Delaware corporation) and subsidiaries as of December 30, 1999 and December 31, 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended December 30, 1999 and each of the two years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynCorp and subsidiaries as of December 30, 1999 and December 31, 1998, and the results of its operations and its cash flows for the year ended December 30, 1999 and each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, listed in Item 14 of the Form 10-K, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Vienna, VA                                         ARTHUR ANDERSEN LLP
March 21, 2000

                            DynCorp and Subsidiaries
                           Consolidated Balance Sheets
                          As of the Fiscal Years Ended
                                 (In thousands)


                                                     1999             1998
                                                     ----             ----

Assets
Current Assets:

 Cash and cash equivalents                           $  5,657        $  4,088
 Accounts receivable and contracts in
  process, net                                        357,411         258,216
 Prepaid income taxes                                   6,558           4,204
 Other current assets                                  28,582          11,794
                                                     --------        --------
      Total Current Assets                            398,208         278,302


Property and Equipment, at cost:
  Land                                                    621             621
  Buildings and leasehold improvements                 28,957          11,845
  Machinery and equipment                              32,800          33,616
                                                     --------        --------
                                                       62,378          46,082
  Accumulated depreciation and amortization           (21,583)        (27,538)
                                                     --------        --------
   Net Property and Equipment                          40,795          18,544
                                                     --------        --------
Intangible Assets, net                                149,159          58,796

Other Assets                                           51,511          23,596
                                                     --------        --------
Total Assets                                         $639,673        $379,238
                                                     ========        ========



See accompanying notes to the consolidated financial statements.

                            DynCorp and Subsidiaries
                           Consolidated Balance Sheets
                          As of the Fiscal Years Ended
                      (In thousands, except share amounts)


Liabilities and Stockholders' Equity                         1999       1998
------------------------------------                         ----       ----
Current Liabilities:
 Notes payable and current portion of long-term debt      $ 8,242    $  8,145
 Accounts payable                                          85,357      66,885
 Deferred revenue and customer advances                     6,048       2,542
 Accrued income taxes                                       2,100       1,934
 Accrued expenses                                         131,274     108,117
                                                         --------    --------
   Total Current Liabilities                              233,021     187,623

Long-term Debt                                            334,944     152,121

Deferred Income Taxes                                       4,547      12,498

Other Liabilities and Deferred Credits                     51,171      15,146

Contingencies and Litigation                                    -           -

Temporary Equity:
 Redeemable common stock at redemption value
  ESOP shares, 7,350,937 and 7,082,422 shares issued
    and outstanding in 1999 and 1998, respectively,
    subject to restrictions                              182,974      180,812
  Other, 426,217 and 125,714 shares issued and
    outstanding in 1999 and 1998, respectively             6,142        3,049

Stockholders' Equity:
  Common stock,  par value ten cents per share,
   authorized 20,000,000 shares; issued 4,908,447
   shares in 1999 and 4,976,423 shares in 1998               491          498
 Paid-in surplus                                         133,338      127,216
 Accumulated other comprehensive income                       (9)         (10)
 Reclassification to temporary equity for redemption
   value                                                (188,339)    (183,140)
 Deficit                                                 (72,887)     (78,782)
 Common stock held in treasury, at cost; 2,301,262
   shares in 1999 and 2,005,728 shares 1998              (43,062)     (35,640)
 Unearned ESOP shares                                     (2,658)      (2,153)
                                                        --------     --------
Total Liabilities and Stockholders' Equity              $639,673     $379,238
                                                        ========     ========



See accompanying notes to the consolidated financial statements.

                            DynCorp and Subsidiaries
                      Consolidated Statements of Operations
                           For the Fiscal Years Ended
                    (In thousands, except per share amounts)

                                                 1999         1998        1997
                                                ------       ------      ------
Revenues                                   $1,345,281   $1,233,707  $1,145,937
                                            ---------    ---------   ---------

Costs and expenses:

 Cost of services                           1,280,239    1,173,151   1,096,246
 Corporate general and administrative          21,741       18,630      17,785
 Interest expense                              18,943       14,144      12,432
 Interest income                               (1,393)      (1,600)     (2,018)
 Other expense                                 10,544        2,687      10,349
                                            ---------    ---------   ---------
  Total costs and expenses                  1,330,074    1,207,012   1,134,794
                                            ---------    ---------   ---------

Earnings from continuing operations
  before income taxes, minority
  interest, and extraordinary item             15,207       26,695      11,143
   Provision for income taxes                   4,649        9,559       2,282
                                               ------       ------      ------
Earnings from continuing operations
 before minority interest and
 extraordinary item                            10,558       17,136       8,861
   Minority interest                            2,968        2,081       1,439
                                               ------       ------      ------
Earnings from continuing operations
  before extraordinary item                     7,590       15,055       7,422
Extraordinary loss from early extinguishment
  of debt, net of income taxes                  1,601            -           -
                                               ------       ------      ------

Net earnings                                $   5,989     $ 15,055    $  7,422
                                           ==========   ==========   =========

   Accretion of Mezzanine Shares
   to redeemable value                             94            -           -
                                           ----------   ----------   ---------
Common stockholders' share of net earnings  $   5,895     $ 15,055    $  7,422
                                           ==========   ==========   =========

Net Earnings per common share:

      Basic earnings per share              $    0.59     $   1.47   $    0.83

      Diluted earnings per share            $    0.57     $   1.43   $    0.70

Weighted average number of shares
 outstanding for basic earnings per share      10,044       10,242       8,985

Weighted average number of shares
 outstanding for diluted earnings per share    10,273       10,514      10,638

See accompanying notes to the consolidated financial statements.

                            DynCorp and Subsidiaries
                     Consolidated Statements of Cash Flows
                           For the Fiscal Years Ended
                                 (In thousands)

                                               1999          1998         1997
                                              ------        ------       ------
Cash Flows from Operating Activities:
 Common stockholders' share of net
  earnings                                 $  5,895     $  15,055     $  7,422
 Adjustments to reconcile net earnings
 to net cash provided (used) by operating
 activities:
  Depreciation and amortization              13,572         8,825        9,888
  Purchased in-process research and
  development                                 6,400             -            -
  Deferred income taxes                      (7,630)        1,463        4,165
  Proceeds from insurance settlement
   for asbestos claims                            -         1,462        1,488
  Change in reserve for divested business -
   Fuller-Austin                                  -       (10,797)       7,800
  Changes in reserves for divested
   business  - other                         (2,000)       (1,698)         357
  Capitalized costs incurred on existing
   contracts                                 (2,473)            -            -
  Other                                       1,781           (63)        (882)
  Change in assets and liabilities, net
   of acquisitions and dispositions:
  Increase in accounts receivable and
   contracts in process                     (37,919)      (52,416)     (15,311)
  Increase in other current assets             (326)         (963)      (1,305)
  Increase (decrease) in current
   liabilities except notes payable and
   current portion of long-term debt         36,535        31,380       (3,685)
                                           --------      --------     --------
  Cash provided (used) by operating
   activities                                13,835        (7,752)       9,937
                                           --------      --------     --------
  Cash Flows from Investing Activities:
   Sale of property and equipment               610         1,293          318
  Proceeds received from notes receivable         -             -            4
  Purchase of property and equipment        (13,878)       (4,797)      (5,110)
  Capitalized cost of new financial and
   human resource systems                    (5,969)       (5,598)           -
  Deferred income taxes from "safe harbor"
   leases                                      (481)         (257)        (309)
  Increase in investment in unconsolidated
   subsidiaries                               1,363          (302)      (2,038)
  Increase in notes receivable to equity
   investee                                       -             -         (867)
  Assets and liabilities of acquired
   business (excluding cash acquired)      (167,504)      (10,239)           -
  Other                                         884          (231)        (255)
                                           ---------     ---------    ---------
  Cash used by investing activities        (184,975)      (20,131)      (8,257)
                                           ---------     ---------    ---------
  Cash Flows from Financing Activities:

  Treasury stock purchased                   (7,208)       (6,194)        (923)
  Payment on indebtedness                  (253,491)      (20,371)    (100,208)
  Proceeds from debt issuance               428,552        28,113      149,484
  Common stock and warrants purchased
   from investors                                 -             -      (37,819)
  Proceeds from issues of redeemable
   common stock                               6,048             -            -
  Payments on ESOP loans                     10,577         5,933        5,189
  Loans to ESOP                             (11,082)            -      (13,274)
  Deferred financing expenses                     -             -       (5,080)
  Other                                        (687)         (112)        (324)
                                          ---------     ---------    ---------
    Cash provided (used) by financing
     activities                             172,709         7,369       (2,955)
                                          ---------     ----------   ---------
  Net Increase (Decrease) in Cash and
   Cash Equivalents                           1,569      (20,514)       (1,275)
  Cash and Cash Equivalents at Beginning
   of the Fiscal Year                         4,088       24,602        25,877
                                          ---------     ---------    ---------
  Cash and Cash Equivalents at End of the
   Fiscal Year                             $  5,657      $ 4,088     $  24,602
                                          =========     =========    =========
See accompanying notes to the consolidated financial statements.



                            DynCorp and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                           For the Fiscal Years Ended
                                 (In thousands)

                                                                                                                       Accumulated
                                                                           Adjustment for
                                                       Common              Redemption                        Unearned   Other
                                    Preferred  Common  Stock     Paid-in   Value Greater           Treasury    ESOP    Comprehensive
                                    Stock      Stock   Warrants  Surplus   than Par Value  Deficit Stock       Shares  Income
                                   -------------------------------------------------------------------------------------------------
Balance, December 31, 1996             $3,000  $332    $11,139  $148,234   $(138,694)   $(101,259) ($25,235)        -       -
Stock issued under Restricted
  Stock Plan                                -    13          -     (802)            -            -         -        -       -
Treasury stock issued                       -     -          -         -            -            -       233        -       -
Treasury stock purchased                    -     -          -         -            -            -     (907)        -       -
Warrants & stock options exercised          -   111    (2,683)     2,981            -            -         -        -       -
Class C Preferred Stock converted
 & warrants exercised                 (3,000)    95    (2,007)     5,119            -            -         -        -       -
Common stock purchased &
 warrants exercised                         -     -    (5,190)  (30,120)            -            -   (2,794)        -       -
Loans to ESOP                               -     -          -         -            -            -         -  (13,274)      -
Payment received on ESOP note               -     -          -         -            -            -         -    5,189       -
Net earnings                                -     -          -         -            -        7,422         -        -       -
Reclassification to Redeemable                                                                   -         -        -       -
 Common Stock                               -  (73)          -         -     (15,444)            -         -        -       -
                                       ------  ----     ------   -------    ---------     --------  --------  -------   -----
Balance, December 31, 1997                  -  $478     $1,259  $125,412   $(154,138)     $(98,837) $(28,703) $(8,085)    $ -
Employee compensation plans (option
 exercises, restricted stock plan,          -     4          -       891            -            -     (960)        -       -
 incentive bonus)
Treasury stock purchased                    -     -          -         -            -            -   (6,386)        -       -
Warrants & stock options exercised          -    35    (1,259)       903            -            -       409        -       -
Payment received on ESOP note               -     -          -         -            -            -         -    5,932       -
Reclassification to Redeemable
 Common Stock                               -  (19)          -         -     (29,002)            -         -        -       -
Translation adjustment                      -     -          -        10            -            -         -        -    (10)
Net earnings                                -     -          -         -            -       15,055         -        -       -
                                       ------  ----      -----  --------   ---------     --------- --------  -------    -----
Balance, December 31, 1998                  -  $498          -  $127,216   $(183,140)    $(78,782) $(35,640) $(2,153)   $(10)
Employee compensation plans (option
 exercises, restricted stock plan,          -     7          -       (6)            -            -     (321)        -       -
 incentive bonus)
Stock issued under Mezzanine financing      -    43          -     6,006            -            -         -        -       -
Treasury stock purchased                    -     -          -         -            -            -   (7,208)        -       -
Warrants & stock options exercised          -     -          -        28            -            -       107        -       -
Payment received on ESOP note               -     -          -         -            -            -         -   10,577       -
Loans to ESOP                               -     -          -         -            -            -         - (11,082)       -
Reclassification to Redeemable Common
 Stock                                      -  (57)          -         -       (5,105)            -         -        -       -
Accretion of mezzanine shares to
 Redeemable value                           -     -          -        94          (94)         (94)         -        -       -
Translation adjustment                      -     -          -         -            -            -         -        -       1
Net earnings                                -     -          -         -            -        5,989         -        -       -
                                          ---  ----        ---  --------   ----------    --------- --------- --------    ----
Balance, December 30, 1999                  -  $491          -  $133,338   $(188,339)    $(72,887) $(43,062) $(2,658)    $(9)
                                          ===  ====        ===  ========   ==========    ========= ========= ========    ====

See accompanying notes to the consolidated financial statements.


DynCorp and Subsidiaries
Notes to Consolidated Financial Statements
December 30, 1999
(Dollars in thousands, except per share amounts or where otherwise noted)

(1)   The Company and Summary of Significant Accounting Policies

Description of Business and Organization:

DynCorp, a Delaware corporation (the "Company") provides diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and internationally. Organized in 1946, the Company provides services to various branches of the Departments of Defense, Energy, State, Justice, and Agriculture, the Drug Enforcement Agency, the National Institute of Health, the Defense Information Systems Agency, the National Aeronautics and Space Administration and various other U.S., state and local government agencies, commercial clients and foreign governments. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed-price, time-and-material or cost-type contracts depending on the work requirements and other individual circumstances. These services encompass a wide range of management, technical and professional services.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. All majority-owned subsidiaries have been included in the financial statements. Investments in which the Company owns a 20% to 50% ownership interest, are accounted for by the equity method while investments of less than 20% ownership are accounted for under the cost method. Outside investors' interest in the majority-owned subsidiaries is reflected as minority interest. Effective in 1999 the fiscal year is the 52 or 53 weeks period ending the last Thursday in December. Previously, the Company had a calendar year-end.

Use of Accounting Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include accrued liabilities such as incentive compensation awards, which are not paid out until the following year. Actual results could differ from those estimates.

Contract Accounting:

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

Accounts Receivable:

It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of reserve requirement can be reasonably estimated.

Property and Equipment:

The Company computes depreciation using the straight-line method. The estimated useful lives used in computing depreciation are buildings, 15-33 years; machinery and equipment, 3-20 years; and leasehold improvements, the lesser of the useful life or the term of the lease. Depreciation expense was $5,412 for 1999, $4,781 for 1998 and $4,881 for 1997.

Cost of property and equipment sold or retired and the related accumulated depreciation or amortization is removed from the accounts in the year of disposal, and any gains or losses are reflected in the consolidated statements of operations. Expenditures for maintenance and repairs are charged to expense as incurred, and major additions and improvements are capitalized.

Intangible Assets:

The major classes of intangible assets as of December 30, 1999 and December 31, 1998 are summarized below (in millions):

                                    Amortization
                                      Period           1999        1998

   Goodwill.....................   10 to 40 years     $109.8      $44.9
   Capitalized Software...         8 years              10.6        5.9
   Core & developed technology...  5 years               7.6          -
   Contracts acquired............  up to 10 years        8.4        1.1
   Assembled workforce...........  7 years               6.5          -
   Patent......................    17 years              6.3        6.9
                                                      ------      -----
   Total net intangibles.......                       $149.2      $58.8

Intangible assets are being amortized using the straight-line method for the periods noted above. Amortization expense was $8,160, $1,575, and $1,560 in 1999, 1998, and 1997, respectively (see Note 13 ). Amortization expense for 1999 includes $1.2 million acceleration of goodwill amortization due to impairment. Accumulated amortization of $55,755 and $50,030 has been recorded through December 30,1999 and December 31, 1998, respectively.

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for impairment, the Company estimates the future cash flows expected to result from the use of the asset. If impaired, the Company would write down the asset to its fair market value. If the asset is held for sale, the Company reviews its fair value less cost to sell. In 1999, the Company expensed $1.7 million related to impaired assets including the $1.2 million noted above.

Derivative Financial Instruments:

The Company has a policy to use derivative financial instruments to manage its exposures to fluctuations in interest rates and foreign exchange rates as warranted. The Company does not hold or issue derivative financial instruments for trading purposes. There were no such financial instruments held during 1999.

Recently Issued Accounting Standards:

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

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, which deferred the effective date of SFAS 133. In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because of the Company's minimal use of derivatives, the Company does not expect that the adoption of this new standard will have a material impact on its results of operations, financial condition or cash flows.

Consolidated Statements of Cash Flows:

For purposes of these statements, short-term investments, which consist of government treasury bills and time deposits with a maturity of ninety days or less, are considered cash equivalents. At December 30, 1999, checks not yet presented for payment of $11.1 million in excess of cash balances were included in accounts payable on the accompanying balance sheet. The Company had sufficient funds available to cover these outstanding checks when they were presented for payment. Cash and short-term investments at December 31, 1998, excludes $1.5 million of restricted cash which is classified as Other Assets.

Investing and financing activities include the following:

                                         1999            1998            1997
Acquisitions of businesses:
   Assets acquired                 $  212,642       $  11,185     $         -
   Liabilities assumed                (45,138)           (946)              -
   Cash acquired                           36               -               -
                                   ----------       ---------     -----------
   Net cash                        $  167,540       $  10,239     $         -
                                   ----------       ---------     -----------
Capitalized equipment leases and
 notes secured by property and
 equipment                         $        -       $       -     $       626

The Company acquired GTE Information Systems LLC in 1999 and FMAS Corporation in 1998.

Comprehensive Income:

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation and disclosure of comprehensive income. Translation adjustment of $(0.01) million is the only component of the Company's comprehensive income for the years ended December 30, 1999 and December 31, 1998 other than net income.

Reclassifications:

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

(2)   Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

Accounts receivable and contracts in process, net, prepaid income taxes, accounts payable and accrued income taxes - The carrying amount approximates the fair value due to the short maturity of these instruments.

Long-term debt and other liabilities and deferred credits - The carrying value of the Company's Senior Secured Credit Agreement and its 15.0% Senior Subordinated Notes approximated the fair value. The fair value of the Company's Senior Notes, based on the current rate as if the issue date was December 30, 1999 was $92.4 million, as compared to a book value of $99.6 million in 1999. The fair value of the Company's 7.486% Contract Receivable Collateralized Notes and the Senior Notes, based on the current rate as if the issue dates were December 31, 1998 was $154.4 million, as compared to a book value of $149.5 million in 1998. For the remaining long-term debt (see Note 4) and other liabilities and deferred credits, the carrying amount approximates the fair value.

(3)   Accounts Receivable and Contracts in Process

The components of accounts receivable and contracts in process were as follows for the years ending December 30, 1999 and December 31, 1998:

                                                         1999           1998
                                                        ------         ------
    U.S. Government:
      Billed and billable                            $238,709       $158,190
      Recoverable costs and accrued profit
       on progress completed but not billed            47,885         23,374
      Retainage due upon completion of contract         2,769          2,641
                                                      -------        -------
                                                      289,363        184,205
                                                      -------        -------
    Other Customers (primarily subcontracts from
     U.S. Government prime contracts and contracts with state, local and quasi-government agencies):

      Billed and billable (less allowance for
       doubtful accounts of $3,156 in 1999
       and $1,126 in 1998)                             52,063         54,520
      Recoverable costs and accrued profit on
       progress completed but not billed               15,985         19,491
                                                     --------       --------
                                                       68,048         74,011
                                                     --------       --------
                                                     $357,411       $258,216
                                                     ========       ========

Billed and billable include amounts earned and contractually billable at year-end but which were not billed because customer invoices had not yet been prepared at year-end. Recoverable costs and accrued profit on progress completed but not billed is composed primarily of amounts recognized as revenues, but which are not contractually billable at the balance sheet dates. It is expected that all amounts outstanding at December 30, 1999 will be collected within one year except for approximately $5,892.

(4)   Long-term Debt

At December 30, 1999 and December 31, 1998, long-term debt consisted of:

                                                       1999             1998
                                                      ------           ------
 Senior Secured Credit Agreement - Term A Loan      $100,000         $     -
 Senior Secured Credit Agreement - Term B Loan       100,000               -
 Senior Secured Credit Agreement - Revolving
  Credit Facility                                      6,970               -
 15% Senior Subordinated Notes                        33,952               -
 9 1/2% Senior Notes                                  99,584          99,546
 7.486% Contract Receivable Collateralized
  Notes, Series 1997-1, Class A                            -          50,000
 Floating Rate Contract Receivable Collateralized
  Notes, Series 1997-1, Class B                            -           7,000
 8% Mortgage payable                                   2,575           2,729
 Notes payable                                           105             991
                                                     -------         -------
                                                     343,186         160,266
 Less current portion                                  8,242           8,145
                                                    --------        --------
                                                    $334,944        $152,121

Debt maturities as of December 30, 1999, were as follows:

          2000             $        8,242
          2001                     26,180
          2002                     26,195
          2003                     28,034
          2004                     26,000
          Thereafter              228,535
                                 --------
                                 $343,186
                                 ========
On December 10, 1999, the Company entered into a Senior Secured Credit Agreement (the "Credit Agreement") with a group of financial institutions. Under the Credit Agreement, the Company borrowed $100.0 million under Term A loans maturing December 9, 2004, $100.0 million under Term B loans maturing December 9, 2006, and $23.8 million under a $90.0 million revolving line of credit maturing December 9, 2004. Of the total borrowings under the Credit Agreement, $125.0 million was used for partial payment of the purchase price for GTE Information Systems LLC. An additional $112.0 million of the borrowings was used to make an optional redemption of Dyn Funding Corporation's outstanding 7.486% Fixed Rate Contract Receivable Collateralized Notes, Series 1997-1, Class A and to reduce irrevocably Dyn Funding Corporation's Floating Rate Contract Receivable Collateralized Notes, Series 1997-1, Class B. The remainder was used to pay transactional expenses and for general corporate operating purposes. Upon the closing of the Credit Agreement, the Company terminated its previous revolving line of credit facility.

The Credit Agreement stipulates that the Company must maintain certain financial ratios, including specified ratios of earnings to fixed charges, debt to earnings, and accounts receivable to borrowings under the Credit Agreement.

On December 10, 1999, the Company incurred an extraordinary loss of $2.5 million ($1.6 million after tax or $0.16 for basic and diluted earnings per share) in connection with the early retirement of the $50.0 million 7.486% Fixed Rate Contract Receivable Collateralized Notes. The extraordinary loss was comprised of the payment of a yield maintenance premium and the write-off of associated debt issuance cost.

The Term A Loans are to be repaid in sixteen quarterly installments of $6.3 million beginning in February 2001. The Term B Loans are to be repaid in twenty quarterly installments of $0.3 million starting in February 2000 and then eight quarterly installments of $11.9 million beginning in February 2005. At the option of the Company, borrowings under the Credit Agreement bear interest at either LIBOR or a base rate established by the bank, plus a margin that varies based upon the Company's ratio of debt to earnings.

The Company is charged a commitment fee of 0.5% per annum on unused commitments under the revolving line of credit. As of December 30, 1999, $7.0 million of borrowings and $7.4 million of letters of credit were outstanding under the line of credit, and the amount available was $75.6 million.

On December 10, 1999, the Company entered into an agreement with various financial institutions for the sale of $40.0 million face value of the Company's subordinated pay-in-kind notes due 2007, with an estimated fair value of $33.9 million (Senior Notes), and for the sale of 426,217 shares of the Company's stock with an estimated fair value of $6.1 million (see Note 7). The proceeds were used for payment of the balance of the purchase price for GTE Information Systems LLC. The Subordinated Notes bear interest at 15.0% per annum, payable semi-annually in-kind. The Company may, at its option, prior to December 15, 2004, pay the interest in cash or in additional Subordinated Notes. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 2000 at a redemption price that ranges from 114.0% in 2000 to 100.0% in 2006 and thereafter. The Subordinated Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company and to the Senior Notes.

On March 17, 1997, the Company issued $100.0 million of 9 1/2% Senior Subordinated Notes ("Senior Subordinated Notes") with a scheduled maturity in 2007. Interest is payable semi-annually, in arrears, on March 1 and September 1 of each year. The Senior Notes are redeemable, in whole or in part, at the option of the Company, on or after March 1, 2002 at a redemption price which ranges from 104.8% in 2000 to 100.0% in 2005 and thereafter. In addition, at any time prior to March 1, 2000, the Company may redeem up to 35.0% of the aggregate principal amount of the Senior Notes (at a redemption price of 109.5%) with proceeds generated from a public offering of equity, provided at least 65.0% of the original aggregate amount of the Senior Notes remains outstanding. The Senior Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company.

The Credit Agreement and indentures for the Senior Notes and Senior Subordinated Notes contains customary restrictions on the ability of the Company to undertake certain activities, such as the incurrance of additional debt, the payment of dividends on or the repurchase of the Company's common stock, the merger of the Company into another company, the sale of substantially all the Company's assets, and the acquisition of the stock or substantially all the assets of another company.

The Company acquired the Alexandria, VA headquarters of Technology Applications, Inc. ("TAI") on November 12, 1993, in conjunction with the acquisition of TAI. A mortgage of $3,344 bearing interest at 8.0% per annum was assumed. Payments are made monthly and the mortgage matures in April 2003. On February 29, 2000, the Company sold the related property for $10.5 million in cash and simultaneously entered into a lease agreement for the property. The 8.0% mortgage was paid off at this time.

Deferred debt issuance costs are being amortized using the effective interest rate method over the term of the related debt. At December 30, 1999, and December 31, 1998, unamortized deferred debt issuance costs were $12,113 and $4,924, respectively and amortization for 1999, 1998 and 1997 was $1,211, $721, and $706, respectively. Amortization of debt issue discount was $39, $36, and $26 in 1999, 1998 and 1997, respectively.

Cash paid for interest was $16,209 for 1999, $13,454 for 1998, and $13,076 for 1997.

(5)   Accrued Expenses

At December 30, 1999 and December 31, 1998, accrued expenses consisted of the following:

                                                       1999           1998
                                                       ----           ----
    Salaries and wages                            $  73,028       $ 49,566
    Insurance                                        24,147         21,419
    Interest                                          4,345          1,993
    Payroll and miscellaneous taxes                  12,051         10,836
    Accrued contingent liabilities and
     operating reserves (see Note 20)                10,105         17,999
    Other                                             7,598          6,304
                                                   --------       --------
                                                   $131,274       $108,117
                                                   ========       ========
(6)   Employee Stock Ownership Plan

In September 1988, the Company established an Employee Stock Ownership Plan ("ESOP"). The Company borrowed $100 million and loaned the proceeds, on the same terms as the Company's borrowings, to the ESOP to purchase 4,123,711 shares of common stock of the Company. The ESOP acquired 2,797,812 additional shares from 1993 through 1996 either through contributions of stock from the Company, or contributions of cash from the Company with which the ESOP then purchased shares either from the Company, on the Internal Market, or directly from other stockholders.

At the beginning of 1997, the ESOP had considerable cash on hand. Utilizing this cash and loans from the Company, the ESOP purchased all of the Company's Class C Preferred Stock. The ESOP subsequently converted the Class C Preferred Stock and exercised the related warrants, at which time the Company issued 949,642 shares of common stock to the ESOP. The purchase price for the Class C Preferred Stock was $18,566 ($19.55 per share, after exercise of warrants) of which half was paid in cash ($8,277 on hand and $1,006 loaned from the Company) and notes were issued for the balance. The notes, and related accrued interest, have been paid in full as of December 30, 1999.

In 1999, the ESOP utilized 1999 contributions and loans to make the required principal and interest payments on the aforementioned notes, pay administrative fees, purchase 95,735 shares of stock on the internal market and purchase 273,139 shares of stock from other stockholders. At December 30, 1999, the unpaid balance on these subsequent loans, $2,658, representing 101,052 shares, was reflected as a reduction in stockholders' equity. The ESOP covers a majority of the employees of the Company. Participants in the ESOP become fully vested after four years of service. At December 30, 1999, the ESOP owned 7,451,989 shares, of which most has been allocated to participants. The Company recognizes compensation expense each year based on the cash contribution for the year. In 1999, 1998, and 1997, cash contributions to the ESOP were $13,220, $12,600, and $11,200, respectively. These amounts were charged to Cost of Services and Corporate General and Administrative Expenses.

(7)   Redeemable Common Stock

Common stock which is redeemable has been reflected as Temporary Equity at the redeemable value at each balance sheet date and consists of the following:

                                    Balance at                      Balance at
                         Redeemable December 30,         Redeemable December 31,
                Shares   Value      1999        Shares   Value       1998
               -------  ------      ------     -------   ------      ------
ESOP Shares   3,313,729  $27.50    $ 91,128    3,382,340  $27.75    $  93,860
              4,037,208  $22.75      91,846    3,700,082  $23.50       86,952
              ---------            --------    ---------             --------
              7,350,937            $182,974    7,082,422             $180,812
              =========            ========    =========             ========

Other Shares    426,217  $14.41    $  6,142      125,714  $24.25    $   3,049
              =========            ========    =========            =========

ESOP Shares

In accordance with ERISA regulations and the Employee Stock Ownership Plan (the "Plan") documents, the ESOP Trust or the Company is obligated to purchase vested common stock shares from ESOP participants (see Note 6) at the fair value (as determined by an independent appraiser) until such time as the Company's common stock is publicly traded. The shares initially bought by the ESOP in 1988 were bought at a "control price," reflecting the higher price that buyers typically pay when they buy an entire company (as the ESOP and other investors did in the 1988 LBO). A special provision in the ESOP's 1988 agreement permits participants to receive a "control price" when they sell these shares back to the Company under the ESOP's "put option" provisions. This "control price", determined by the appraiser on February 21, 2000, was $27.50 per share as of December 30, 1999. The additional shares obtained by the ESOP in 1994 through 1999 were at a "minority interest price", reflecting the lower price that buyers typically pay when they are buying only a small piece of a company. Participants do not have the right to sell these shares at the "control price". The minority interest price determined by the independent appraiser on February 21, 2000, was $22.75 per share as of December 30, 1999. Participants receive their vested shares upon retirement, becoming disabled, or death over a period of one to five years and for other reasons of termination over a period of one to ten years, all as set forth in the Plan documents. The ESOP Trust purchases participants' shares at the applicable price, utilizing cash available from the Company's contributions and loans (see Note 6). The participant can elect to receive stock in kind instead of a participant put. Based on fair values of $27.50 and $22.75 per share as of December 30, 1999, the estimated aggregate annual commitment to repurchase shares from the ESOP participants upon death, disability, retirement and termination is as follows: $8,424 in 2000, $12,559 in 2001, $15,084 in 2002,
$17,043 in 2003, $22,649 in 2004 and $107,215 thereafter. Under the Subscription Agreement with the ESOP dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase.

Other Shares

On December 10,1999, the Company entered into an agreement with various financial institutions for the sale of 426,271 shares of the Company's stock and Senior Subordinated Notes (see Note 4). Under a contemporaneous registration rights agreement, the holders of these shares of stock will have a put right to the Company commencing on December 10, 2003, at a price of $40.53 per share, unless one of the following events has occurred prior to such date or the exercise of the put right: (1) an initial public offering of the Company's common stock has been consummated; (2) all the Company's common stock has been sold; (3) all the Company's assets have been sold in such a manner that the holders have received cash payments; or (4) the Company's common stock has been listed on a national securities exchange or authorized for quotation on the Nasdaq National Market System for which there is a public market of at least $100 million for the Company's common stock. If, at the time of the holders' exercise of the put right the Company is unable to pay the put price because of financial covenants in loan agreements or other provisions of law, the Company will not honor the put at that time, and the put price will escalate for a period of up to four years, at which time the put must be honored. The escalation rate increases during such period until the put is honored, and the rate varies from an annualized factor of 22% for the first quarter after the put is not honored up to 52% during the sixteenth quarter.

In conjunction with the acquisition of TAI in November 1993, the Company issued put options on 125,714 shares of common stock. The holder could, at any time commencing on December 31, 1998 and ending on December 31, 2000, sell these shares to the Company at a price per share equal to the greater of $17.50; or, if the stock is publicly traded, the market value at a specified date; or, if the Company's stock is not publicly traded, the ESOP control price at the time of exercise. On January 12, 1999, the holder exercised the put option on these shares at the applicable price of $24.25 per share.

Following are the changes in Redeemable Common Stock for the three years ended December 30, 1999:

                                                 Redeemable Common Stock
                                           -------------------------------------
                                             Other          ESOP         Total
                                            ------         -----        ------
Balance, December 31, 1996                  $2,979      $136,343      $139,322
  Shares purchased on Internal Market            -           205           205
  Shares purchased by ESOP not
     collateralized by notes                     -        13,371        13,371
Adjustment of shares to fair value              38         1,904         1,942
                                            ------      --------      --------
Balance, December 31, 1997                   3,017       151,823       154,840
   Shares purchased by ESOP                      -         1,482         1,482
   Shares released from collateral               -         5,798         5,798
   ESOP diversification (a)                      -        (4,074)       (4,074)
   Adjustment of shares to fair market value    32        25,783        25,815
                                            ------      --------      --------
Balance, December 31, 1998                   3,049       180,812       183,861
   Exercise of put option                   (3,049)            -        (3,049)
   Shares purchased by the ESOP                  -         6,466         6,466
   Shares purchased on the Internal Market       -         2,319         2,319
   Shares released from collateral               -        10,577        10,577
   Shares pledged as collateral                  -       (11,082)      (11,082)
   ESOP diversification (a)                      -        (2,652)       (2,652)
   Issuance of common stock with put rights  6,048             -         6,048
   Adjustment of shares to fair value           94        (3,466)       (3,372)
                                            ------      --------      --------
Balance December 30, 1999                   $6,142      $182,974      $189,116
                                            ======      ========      ========

(a) Under diversification rules, as defined by the Plan, ESOP participants have the option of receiving a distribution of up to 25.0% of their aggregate accounts, in order to convert Company stock into another type of investment. The option extends over a five-year period beginning after the participant has reached age 55 and has ten years of participation in the ESOP. At the sixth year, the distribution right increases to 50.0% of the participant's account.

(8)   Preferred Stock, Class C

Dividends on the Class C Preferred Stock accrued at an annual rate of 18.0%, compounded quarterly. At December 31, 1996, cumulative dividends of $11,147 had not been recorded or paid. In February 1997, the ESOP purchased all of the Class C Preferred Stock, which was immediately converted into Common Stock.

(9)   Common Stock

At December 30, 1999, Common Stock includes those shares issued to outside investors, officers and directors, current and former employees and the Savings and Retirement Plan ("SARP"), as well as any ESOP or SARP shares that have been distributed in kind to former participants in the plans.

(10)   Common Stock Warrants and Restricted Stock

The Company initially issued warrants on September 9, 1988 to certain stockholders to purchase a maximum of 5,891,987 shares of common stock of the Company. The warrants were recorded at their fair value of $2.43 per warrant and warrants issued to a lender were recorded at $3.28 per warrant. Each warrant was exercisable to obtain one share of common stock. The stockholder could exercise the warrant and pay in cash the exercise price of $0.25 for one share of common stock or sell back to the Company a sufficient number of the exercised shares to equal the value of the warrants to be exercised. All warrants were either exercised or canceled before their September 9, 1998 expiration date. There were no warrants outstanding at December 30, 1999 and December 31, 1998, respectively.

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

(11)   Acquisitions

On December 10, 1999, the Company acquired GTE Information Systems LLC, a subsidiary of GTE Corporation, for $167.5 million in cash and has accounted for the acquisition as a purchase. The purchase price has been allocated to the assets acquired and the liabilities assumed based on preliminary estimated fair value at the date of acquisition. In addition, $6.4 million of the purchase price was allocated to in-process research, which the Company has expensed at the date of acquisition. $67.7 million of goodwill has been recorded on a preliminary basis based on the allocation of the purchase price and will be amortized over 30 years. On December 13, 1999, the name of the Company was changed to DynCorp Information Systems LLC ("DIS"). It will operate as a separate subsidiary of the Company. Operating results for DIS have been included from the date of acquisition.

The following unaudited pro forma combined financial information presents the historical results of operations of the Company and DIS, with pro forma adjustments as if DIS had been acquired as of the beginning of the periods presented. The unaudited pro forma information is not necessarily indicative of what the results of operations actually would have been if the transaction had occurred as of the beginning of those periods, or of future results of operations.

                                              1999                    1998
                                             ------                  ------
Revenue                                   $1,560,971               $1,457,870
Net income                                     4,251                    3,219
Basic earnings per share                       $0.42                    $0.31
Diluted earnings per share                     $0.41                    $0.31

On February 2, 1998, the Company acquired a majority of the net assets of FMAS Corporation ("FMAS"), a medical outcome measurement and data abstraction services company headquartered in Rockville, MD, for $10.2 million in cash. FMAS is a leading provider of proprietary outcome performance measurement systems to DoD treatment facilities as well as other public and governmental facilities. The acquisition has been accounted for as a purchase, and $7.1 million of value assigned to a pending patent, $0.4 million of goodwill, and $0.4 million of value assigned to contracts has been recorded based on allocation of the purchase price. These amounts will be amortized over 17 years, 15 years, and the life of the contracts, respectively.

(12)   Savings Plan

The Company has a Savings and Retirement Plan which is intended to qualify under section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute from 1.0% to 15.0% of their income on a pretax basis. In 1996, the Company began matching 100.0% of the first 1.0% of employee contributions and 25.0% of the next 4.0% of employee contributions, provided the employee contribution was invested in the Company's Stock Fund. Matching contributions are invested in additional shares of the Company's common stock. The Company has expensed approximately $1,937, $1,624, and $1,224, in 1999, 1998, and 1997,
respectively, related to these matching contributions.

(13)   Other Expenses

                                                 Fiscal Years Ended
                                                   1999       1998       1997
                                                   ----       ----       ----
 Amortization of costs in excess
  of net assets acquired (see Note 1)            $2,957     $1,575     $1,560
 In-process research and development write-off    6,400          -          -
 Provision for non-recovery of receivables        1,434        900        629
 Legal and other expense accruals
  associated with business discontinued in 1995       -          -        177
 Costs associated with businesses discontinued
  in 1988 and prior years
   o Asbestos liability issues (a)                    -       (670)     7,800
   o Subcontractor suit (b)                       1,700      1,177          -
   o Environmental costs (see Note 20(b))             -         23        180
 Miscellaneous (c)                               (1,947)      (318)         3
                                                -------     ------    -------
  Total Other                                   $10,544     $2,687    $10,349
                                                =======     ======    =======

(a) In connection with the global settlement that transferred ownership of the Fuller-Austin Insulation Company ("Fuller-Austin") to a post-Fuller-Austin bankruptcy settlement trust (the "Trust") for the benefit of present and future asbestos claimants (see Note 20(a)), the Company reserved an additional $7.8 million in 1997 for the transfer of certain property and insurance rights to the Trust, and the payment to the Trust of certain cash consideration. In 1998, a portion representing excess over future needs was reversed.

(b) Reserves for the estimated costs to resolve a lawsuit filed by a subcontractor of a former subsidiary (see Note 20(b)).

(c) 1999 miscellaneous consists predominately of gains on sales of certain assets and other miscellaneous items.

(14)   Income Taxes

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

Earnings (loss) from continuing operations before income taxes, minority interest, and extraordinary item (see Note 4) were derived from the following:

                                              Fiscal Years Ended

                                     1999           1998               1997
                                     ----           ----               ----
  Domestic operations            $ 15,936       $ 26,909           $ 11,422
  Foreign operations                 (729)          (214)              (279)
                                 --------       --------           --------
                                 $ 15,207       $ 26,695           $ 11,143
                                 ========       ========           ========
The provision (benefit) for income taxes consisted of the following:

                                              Fiscal Years Ended

                                     1999           1998               1997
                                     ----           ----               ----
 Current:
  Federal                         $11,523        $ 7,616             $(1,926)
  Foreign                             120             22                  43
  State                               636            458                   -
                                  -------        -------             --------
                                   12,279          8,096              (1,883)
                                  -------        -------             --------

 Deferred:
  Federal                          (5,485)         2,933               6,653
  Foreign                               -         (1,470)                  -
  State                            (2,167)           298                 499
                                 ---------        ------              ------
                                   (7,652)         1,761               7,152
                                 ---------        ------              ------
 Valuation Allowance:
  Federal                               -              -              (2,488)
  State                                22           (298)               (499)
                                  -------          ------             -------
                                       22           (298)             (2,987)
                                  -------          ------             -------
                Total             $ 4,649        $ 9,559              $2,282
                                  =======        =======              ======

The components of deferred taxes are as follows:

                                                 Dec. 30,           Dec. 31,
                                                   1999               1998
                                                 --------           --------

Deferred tax liabilities:
  Employee benefits                             $ (1,933)          $ (2,223)
  Contracts revenue recognition                  (17,739)           (13,280)
  Intangible amortization                            (66)              (249)
  Depreciation and other amortization             (1,052)              (993)
  Other, net                                        (653)              (132)
                                                ---------           --------
    Total deferred tax liabilities               (21,443)           (16,877)

Deferred tax assets:
  Deferred compensation                              922               1,251
  Operating reserves and other accruals           23,518              13,138
  Increase due to federal rate change                335                 335
  Benefit of state tax on temporary
    differences and state net operating
    loss carryforwards                             5,028               2,861
                                                  ------              ------
     Total deferred tax assets                    29,803              17,585
                                                  ------              ------
 Total temporary differences
    before valuation allowances                    8,360                 708
  Valuation allowances:
    State                                         (4,758)             (4,736)
                                                  -------           ---------
     Total temporary differences
      affecting tax provision                      3,602              (4,028)
                                                  ------            ---------
  "Safe harbor" leases                            (4,632)             (5,113)
                                                 --------           ---------
Net deferred tax liability                       $(1,030)           $ (9,141)
                                                 ========           =========

No Federal valuation allowance was required for the Company's deferred tax assets at December 30, 1999, and December 31, 1998. State valuation allowances represent reserves for income tax benefits, which are not recognized due to uncertainty regarding future earnings in the applicable states. The net deferred tax liability includes current deferred tax assets of $3,517 and $3,357 as of December 30, 1999 and December 31, 1998, respectively, which are included in Other Current Assets on the consolidated balance sheets.

The Company's U.S. Federal income tax returns have been cleared with the IRS through 1993.

Cash paid for income taxes was $4,942 for 1999, $7,338 for 1998, and $2,676 for 1997.

The tax provision differs from the amounts obtained by applying the statutory U.S. Federal income tax rate to the earnings from continuing operations before minority interest. The differences are reconciled as follows:

                                                        Fiscal Years Ended
                                                1999        1998          1997
                                               -----       -----         -----
 Expected Federal income tax provision        $5,322      $9,343      $  3,900
 Minority interest not included in tax
  provision                                     (446)       (277)          (70)
 Valuation allowance                               -           -        (2,488)
 State and local income taxes, net of
   Federal income tax benefit                 (1,637)        297             -
 Nondeductible amortization of intangibles
   and other costs                             1,173         724           726
 Foreign income tax                              120      (1,448)           43
 Foreign and fuel tax credits                    (54)        (27)          (31)
 Other, net                                      171         947           202
                                              ------      ------        ------
    Tax provision                             $4,649      $9,559        $2,282
                                              ======      ======        ======

The Company has state net operating loss carryforwards available to offset future taxable income. Following are the net operating losses by year of expiration:

                             Year of                     State Net
                          Expiration                  Operating Losses
                          ----------                  ----------------
                                1999                         $  726
                                2000                            800
                                2001                            403
                                2002                            331
                                2003                          1,019
                        Through 2013                         64,098
                                                            -------
                                                            $67,377
                                                            =======
(15)   Pension and Postretirement Benefits Plans

Multiemployer Pension Plan

Union employees who are not participants in the ESOP are covered by multiemployer pension plans under which the Company pays fixed amounts, generally per hours worked, according to the provisions of the various labor contracts. In 1999, 1998, and 1997, the Company expensed $3,954, $3,538, and $3,451, respectively, for these plans. Under the Employee Retirement Income Security Act of 1974 as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan's unfunded vested benefits liability. Based on information provided by the administrators of the majority of these multiemployer plans, the Company does not believe there is any significant amount of unfunded vested liability under these plans.

Defined Benefit Pension and Union Benefit Plans

On December 11, 1999, the Company began participating in the DIS Pension Plan for Salaried Employees, which is a noncontributory defined benefit pension plan sponsored by DIS, covering a majority of DIS' employees. The benefits to be paid under this plan are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plan's benefit obligation to employees upon their retirement. The assets of the plan consist primarily of corporate equities, government securities and corporate debt securities.

Also on December 11, 1999, certain of the Company's union employees began participating in the DynCorp Information Systems LLC Union Pension Plan, which is a noncontributory defined benefit pension and a postretirement healthcare and life insurance benefit plan, sponsored by DIS.

The significant weighted-average assumptions used by the Company for the pension measurements were as follows at December 30, 1999:

         Discount rate                        7.75%
         Rate of compensation increase        5.00%
         Expected return on plan assets       9.00%

Net periodic benefit cost for the Company's pension plans is $68 for the year ended December 30, 1999. The projected benefit obligation and fair value of the pension plans' assets at December 30, 1999 is $44,553 and $57,604, respectively. The net prepaid benefit cost at December 30, 1999 is therefore $13,051.

Postretirement Benefit Plan

On December 11, 1999, a majority of the Company's DIS employees became covered under a postretirement healthcare and life insurance benefit plan sponsored by DIS. The determination of benefit cost for postretirement health plan is generally based on comprehensive hospital, medical and surgical benefit plan provisions.

The   weighted-average   assumptions  used  by  the  Company  in  the  actuarial
computations for postretirement benefits were as follows at December 30, 1999:

Discount rate                          7.75%
Expected return on plan assets         6.75%

Net periodic benefit cost for the Company's postretirement healthcare and life insurance benefit plan as of December 30, 1999 is $53. The projected benefit obligation and fair value of the postretirement benefit plan's assets at December 30, 1999 is $21,608 and $12,090, respectively. The net accrued benefit liability at December 30, 1999 is therefore $9,518.

(16)  Net Earnings Per Common Share

Basic EPS is computed by dividing common stockholders' share of net earnings by the weighted average number of common shares outstanding and contingently issuable shares. The weighted average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated ESOP shares. Shares earned and vested but unissued under the Restricted Stock Plan are contingently issuable shares whose condition for issuance have been satisfied and as such have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted average number of stock warrants and options outstanding, assuming the treasury stock method.

The following is a reconciliation of shares for basic EPS to shares for diluted EPS for the fiscal years ended:

                                                    1999       1998      1997
                                                    ----       ----      ----
Weighted average shares outstanding for
  basic EPS                                       10,044     10,242     8,985
   Effect of dilutive securities:
      Warrants                                         -        131     1,524
      Stock options                                  229        141       129
                                                  ------     ------    ------
Weighted average shares outstanding for
  diluted EPS                                     10,273     10,514    10,638
                                                  ======     ======    ======

(17)   Incentive Compensation Plans

The Company has several formal incentive compensation plans that provide for incentive payments of cash and stock to officers and key employees. Incentive payments under these plans are based upon operational performance, individual performance or a combination thereof, as defined in the plans.

(18)   Stock Option Plan

In March 1999, the Company adopted a Long-Term Incentive Stock Plan, which authorizes the grant of performance-based stock and cash incentive compensation in the form of stock options, stock appreciation rights, restricted stock, performance grants and awards, and other stock-based grants and awards. Specific terms relating to the grant are set by the Compensation Committee at the time of the grant. Stock options granted under the Plan permit optionees to purchase a designated number of shares of common stock at an exercise price set by the Committee, which establishes vesting and exercise provisions to be set forth in individual option agreements. The exercise price may not be lower than the fair market value of the shares as of the time the option is granted. Options granted during 1999 generally vest based on cumulative profit performance of the Company against a projected return over a four-year period. Options, which do not vest during the first four years, will vest if, but only if, the employee is still employed by the Company at the earlier of the eighth anniversary of the grant or the employee's 65th birthday. Options that are not exercised within ten years of the grant date will expire.

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

Stock option activity was as follows:

                                             1999        1998          1997
------------------------------------------------------------------------------
Outstanding January 1                   1,238,600      878,000        789,900
Granted                                   468,750      389,500        145,000
Exercised                                  (5,400)     (16,900)        (9,000)
Canceled or terminated                    (98,800)     (12,000)       (47,900)
------------------------------------------------------------------------------
Outstanding December 30, 31, and 31     1,603,150    1,238,600        878,000
Exercisable                               564,920      365,360        199,600

Average price
  Outstanding, beginning of Year           $18.69       $17.05         $16.55
     Granted                                24.38        22.13          19.48
     Exercised                              17.26        14.90          14.90
     Canceled or terminated                 19.82        16.17          16.61
     Outstanding, end of year               20.29        18.69          17.05

Weighted average grant date fair value of options was $24.38, $22.12, and $19.54 for 1999, 1998, and 1997, respectively.

The following table summarizes information about stock options outstanding at December 30, 1999:
                                                              Weighted-Average
Range of                 Number         Weighted-Average             Remaining
Prices              Outstanding           Exercise Price      Contractual Life
-------------------------------------------------------------------------------
$14.50 - 19.00          722,900                   $16.82                  3.15
 20.00 - 23.25          419,500                    21.76                  5.32
 23.50 - 24.50          460,750                    24.38                  6.57
-------------------------------------------------------------------------------
The following table summarizes information about stock options exercisable at December 30, 1999:

Range of                           Number                    Weighted-Average
Prices                        Exercisable                      Exercise Price
-------------------------------------------------------------------------------
$14.50 - 19.00                    466,720                              $16.58
 20.00 - 23.25                     98,200                               21.50
------------------------------------------------------------------------------

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to account for its employee stock option plan under APB Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for this plan. Had compensation cost for the plan been determined based on the fair value at the grant date consistent with SFAS No. 123, common stockholders' share of net earnings and earnings per share would have been as follows:

Fiscal Years Ended                   1999              1998              1997
------------------------------------------------------------------------------
Common stockholders' share of
 net earnings
 As reported                       $5,895           $15,055            $7,422
 Pro forma                          5,186            14,900             7,145
Basic earnings per share
     As reported                     0.59              1.47              0.83
     Pro forma                       0.52              1.45              0.80
Diluted earnings per share
     As reported                     0.57              1.43              0.70
     Pro forma                       0.50              1.42              0.67

The minimum value is estimated on the date of grant assuming a five year expected life of the options, a volatility factor of zero, a dividend yield of zero, and a risk-free interest rate of 5.2%, 4.6%, and 5.7%, for 1999, 1998, and 1997, respectively.

(19)   Leases

Future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year at December 30, 1999 are summarized below:

         Fiscal Years Ending,
         --------------------
         2000                               $   30,349
         2001                                   28,508
         2002                                   27,646
         2003                                   26,383
         2004                                   19,689
         Thereafter                             76,003
                                              --------
    Total minimum lease payments              $208,578
                                              ========
Net rent expense for leases of $34,769, $31,138 and $21,577 for 1999, 1998 and 1997, respectively, has been charged to Cost of Services and Corporate General and Administrative Expense.

(20)   Contingencies and Litigation

The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortious conduct. The Company is also potentially liable for certain personal injury, tax, environmental, and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury, and contract and dispute claims. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny liability, and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers. The total amount of damages currently claimed by the plaintiffs in these cases is estimated to be approximately $41.0 million (including compensatory punitive damages and penalties). The Company believes that the amount that will actually be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance, the Company believes it is adequately reserved with respect to the potential liability for such claims. The estimates set forth above do not reflect claims that may have been incurred but have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

 (a)   Certain Pre-1999 Contingent Liability

A former subsidiary, Fuller-Austin Insulation Company ("Fuller-Austin"), which discontinued its industrial insulation business activities in 1986, became a defendant in various personal injury law suits that were filed against manufacturers, distributors and installers of products allegedly containing asbestos. Fuller-Austin was a non-manufacturer that installed and occasionally distributed industrial insulation products.

Effective September 4, 1998, Fuller-Austin filed a Plan of Reorganization (the "Plan") under Chapter 11 of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the District of Delaware.

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

In furtherance of the Plan and the proposed global settlement, representatives of Fuller-Austin, the Company as Fuller-Austin's parent and sole stockholder, the Committee, and the Legal Representative negotiated a separate release agreement under which the Company has been released from any and all present and future liability for Fuller-Austin asbestos liability, in consideration of the transfer of certain Company property (including all the outstanding stock of Fuller-Austin) and certain insurance rights to the Fuller-Austin settlement trust, and the payment to the trust of certain cash consideration. The total amount reserved for this purpose at December 31, 1997 was $14.0 million, in anticipation of the settlement under the Release Agreement.

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

Effective December 11, 1998, the liabilities and assets of Fuller-Austin were removed from the consolidated financial statements in accordance with the Plan and Confirmation Order. The decreases in the balance sheet resulting from this de-consolidation of Fuller-Austin is as follows:

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

 (b)   General Litigation

The Company retained certain potential liability in connection with its 1989 divestiture of its major electrical contracting business, Dynalectric Company ("Dynalectric"). The Company and Dynalectric were sued in 1988 in Bergen County Superior Court, New Jersey, by a former Dynalectric joint venture partner/subcontractor ("Subcontractor") claiming unspecified damages for improper subcontract termination, misappropriation of technology, and fraud, among other allegations. The New Jersey Court ordered the parties to arbitration in December of 1997. Under the terms of a July 9, 1998 arbitration award and a decision by the Court on certain discovery sanctions and indemnification obligations, Dynalectric was required to pay the Subcontractor a total of $2.73 million, of which the Company was responsible for two-thirds. The Subcontractor filed an action to vacate the arbitration award and indicated its intention to pursue other actions against Dynalectric and the Company. Effective December 27, 1999, the Subcontractor, the Company and Dynalectric executed a mutual settlement finally resolving all issues related to the original Subcontractor allegations and the court and arbitration proceedings. Under the settlement terms, Dynalectric was obligated to pay the Subcontractor $3.0 million, two-thirds of which was ultimately paid by the Company. The resolution of these matters did not have a material impact on the Company's results of operations or financial condition.

In November, 1994, the Company acquired an information technology business which was involved in various disputes with federal and state agencies, including two contract default actions and a qui tam suit by a former employee alleging improper billing of a federal government agency customer. The Company has contractual rights to indemnification from the former owner of the acquired subsidiary with respect to the defense of all such claims and litigation, as well as all liability for damages when and if proven. In October 1995, one of the federal agencies asserted a claim against the subsidiary and gave the Company notice that it intended to withhold payments against the contract under which the claim arose. The agency withheld approximately $3.0 million due the Company under one of the aforementioned disputes. In January, 2000, pursuant to a settlement negotiated by the former subsidiary owner, the federal agency repaid the Company approximately $2.8 million of the offset funds. The Company is pursuing a claim against the former subsidiary owner for the balance of the offset amount, plus interest since the date of offset. The offset amount, excluding interest, is included in accounts receivable and contracts in process on the balance sheet as of December 30, 1999. The Company believes that it has meritorious claims for the recovery of these amounts under the terms of the acquisition agreement indemnification provisions.

In December of 1997, a subsidiary of the Company filed an action against an unrelated teaming partner to enforce the terms of a teaming agreement under which the subsidiary was to receive a subcontract upon the award of a ship operation contract to the teaming partner. The teaming partner filed a counter claim against the Company's subsidiary alleging approximately $15 million of damages related to the subsidiary's alleged interference with the teaming partner's efforts to purchase a ship. The subsidiary is defending against the counter claim and believes that it has meritorious defenses. The resolution of this matter is not expected to have a material impact on the Company's results of operations or financial condition.

As to environmental issues, neither the Company, nor any of its subsidiaries, is named a Potentially Responsible Party (as defined in the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) at any site. The Company, however, did undertake, as part of the 1988 divestiture of a petrochemical engineering subsidiary, an obligation to install and operate a soil and water remediation system at a subsidiary research facility site in New Jersey and also is required to pay the costs of continued operation of the remediation system. In addition, the Company, pursuant to the 1995 sale of its Commercial Aviation Business, is responsible for the costs of clean-up of environmental conditions at certain designated sites. Such costs may include the removal and subsequent replacement of contaminated soil, concrete, and underground storage tanks, that existed prior to the sale of the Commercial Aviation Business. The resolution of these matters is not expected to have a material impact on the Company's results of operations or financial condition. The Company believes it has adequate accruals for any liability it may incur arising from the designated sites.

The Company is a party to other civil and contractual lawsuits that have arisen in the normal course of business for which potential liability, including costs of defense, constitutes the remainder of the $41.0 million discussed above. The estimated probable liability for these issues is approximately $18.0 million and is substantially covered by insurance. All of the insured claims are within policy limits and have been tendered to and accepted by the applicable carriers. The Company has recorded an offsetting asset (Other Assets) and liability (Other Liabilities and Deferred Credits) of $18.0 million at December 30, 1999 for these items.

The Company has recorded its best estimate of the aggregate liability that will result from these matters. While it is not possible to predict with certainty the outcome of litigation and other matters discussed above, it is the opinion of the Company's management, based in part upon opinions of counsel, insurance in force, and the facts currently known, that liabilities in excess of those recorded, if any, arising from such matters would not have a material adverse effect on the results of operations, consolidated financial condition or liquidity of the Company over the long-term. However, it is possible that the timing of the resolution of individual issues could result in a significant impact on the operating results and/or liquidity for one or more future reporting periods.

The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors if the payments exceed allowable costs. Audits have been completed on the Company's incurred contract costs through 1995 with the exception of two contracts. Reports on several completed audits have not been issued pending resolution of minor items. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based on its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by various investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at December 30, 1999 that will have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

(21)   Business Segments

The Company has three reportable segments, DynCorp Information and Enterprise Technology ("DI&ET"), DynCorp Technical Services ("DTS") and DynCorp Information Systems LLC ("DIS"). These three reportable segments are strategic business units that provide distinctly different services to a variety of customers. DI&ET designs, develops, supports and integrates software and hardware systems to provide customers with comprehensive solutions for information management and engineering needs. DTS provides services ranging from aviation maintenance to multifaceted aerospace sciences, technology and avionics engineering. DIS offers a full range of integrated telecommunications services and information technology solutions in the area of professional services, business systems integration, information infrastructure solutions and information technology operations and support.

The Company evaluates performance based primarily on operating profit, but also evaluates return on net assets and days sales outstanding. Operating profit is the excess of revenues over operating expenses and certain nonoperating expenses.

The Company derived 93%, 95% , and 97% of its revenues from contracts and subcontracts with the U.S. Government in 1999, 1998, and 1997 respectively. Prime contracts comprised 75% of revenue in 1999 and 72% of revenue in 1998 and 1997, respectively. Prime contracts with the Department of Defense ("DoD") represented 40%, of revenue in 1999 and 1998, respectively, and 45% in 1997. In 1999, the Company's second largest customer was the Department of Energy, comprising 12% of revenue. No other customer accounted for more than 10% of revenues in any year.

Revenue, operating profit, identifiable assets, capital expenditures, and depreciation and amortization by segment are presented below:

                                              Fiscal Years Ended
                                      1999             1998 (c)        1997 (c)
                                     ------           ---------       ---------
    Revenue
       DI&ET                    $  635,881      $   633,089      $  553,334
       DTS                         695,499          600,618         592,603
       DIS                          13,901                -               -
                                ----------       ----------      ----------
                                $1,345,281       $1,233,707      $1,145,937
                                ==========       ==========      ==========
 Operating Profit
       DI&ET                    $   30,575      $    31,138        $ 25,581
       DTS                          31,523           26,525          23,007
       DIS                             989                -               -
                                ----------      -----------        --------
                                    63,087           57,663          48,588
                                ----------      -----------        --------
 Corporate general and
   administrative                   21,741           18,630          17,785
 Interest expense                   18,943           14,144          12,432
 Interest income                    (1,393)          (1,600)         (2,018)
 Goodwill amortization (a)           2,958            1,575           1,560
 Costs associated with divested
   businesses                          286              530           8,157
 Minority interest included in
   operating profit                 (2,968)          (2,081)         (1,439)
 Acquisition costs                   8,461            1,336           2,203
 Other miscellaneous                  (148)           (1,566)        (1,235)
                                ----------       -----------       ---------
 Earnings from continuing
  operations before income
  taxes, minority interest,
  and extraordinary item        $   15,207        $  26,695        $ 11,143
                                ==========        =========        ========

                                              Fiscal Years Ended
                                      1999             1998            1997
                                    ------            -----           -----
    Identifiable Assets
       DI&ET                    $   205,798      $  193,094       $ 137,956
       DTS                          173,629         141,514         104,230
       DIS                          206,083               -               -
       Corporate (b)                 54,163          44,630         147,936
                                 ----------      ----------        --------
                                 $  639,673      $  379,238        $390,122
                                 ==========      ==========        ========

(a) 1999 includes write off of the unamortized goodwill balance of an impaired investment.
(b) 1997  includes  assets  related  to  probable   insurance   indemnification
    recoveries pertaining to a former subsidiary (see Note 20(a)).
(c) Data has been restated to give recognition to the 1999 composition of reportable segments.

                                            Fiscal Years Ended
                                   1999             1998            1997
                                   ----             ----            ----
    Capital Expenditures
    --------------------
       DI&ET                   $  8,266         $  2,064        $  2,433
       DTS                        2,519            1,129           1,820
       DIS                          872                -               -
       Corporate                  2,221            1,604             857
                               --------         --------        --------
                               $ 13,878         $  4,797        $  5,110
                               ========         ========        ========

                                                Fiscal Years Ended
                                        1999             1998            1997
                                       -----            -----           -----
    Depreciation and Amortization
    -----------------------------
       DI&ET                        $  6,641         $  5,651       $   3,775
       DTS                             2,132            1,349           2,337
       DIS                               860                -               -
       Corporate                       3,939            1,825           3,776
                                   ---------         --------         -------
                                   $  13,572         $  8,825         $ 9,888
                                   =========         ========         =======

The equity in net income of investees accounted for by the equity method included in operating profit and the amount of investment in equity method investees included in identifiable assets for each segment is presented below:

                                               Fiscal Years Ended
                                       1999             1998            1997
                                      ------           ------          ------
    Equity Investees Earnings
    -------------------------
       DTS                        $     362        $   1,563     $     1,130
                                  ---------        ---------     -----------
                                  $     362        $   1,563     $     1,130
                                  =========        =========     ===========

                                               Fiscal Years Ended
                                       1999             1998            1997
                                      -----            -----           -----
    Investment in Equity Investees
    ------------------------------
       DTS                        $   2,490        $   4,136       $   3,834
                                  ---------        ---------       ---------
                                   $  2,490         $  4,136       $   3,834
                                  =========         ========       =========

(22)  Quarterly Financial Data (Unaudited)

A summary of quarterly financial data for 1999 and 1998 is as follows:

                                                          1999 Quarters                              1998 Quarters
                                               --------------------------------------      --------------------------------------

                                               First      Second    Third    Fourth(a)     First      Second     Third     Fourth(b)
                                               -----      ------    -----    ---------     -----      ------     -----     ---------

Revenues                                    $311,886    $321,262  $334,635  $377,498   $297,873    $303,602   $316,358     $315,874
Gross profit                                  16,517      17,442    16,114    14,969     13,937      15,675     16,297       14,647

Earnings from continuing operations
 before income taxes, minority interest
 and extraordinary item                        7,588       5,490     6,532    (4,403)     4,859       5,853     7,196        8,787

Minority interest                              1,103         205       590     1,070        420         528       485          648

Net earnings (loss)                            3,891       3,312     3,636    (4,850)     2,663       3,195     4,026        5,171

Net Earnings (loss) per common share:

 Basic earnings (loss) per share               $0.38       $0.33     $0.37    $(0.49)   $  0.27     $  0.31   $  0.39       $ 0.50
 Diluted earnings (loss) per share             $0.38       $0.32     $0.36    $(0.49)   $  0.25     $  0.30   $  0.38       $ 0.50

[FN]

(a) 1999 Fourth Quarter includes:
     - In-process research and development write-off and amortization of DIS goodwill and other intangibles

(b) 1998 Fourth Quarter includes:
    - $2,500 reversal of reserve for contract compliance issues

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company are:

Name                        Age  Position
----                        ---  --------
Dan R. Bannister            69   Director and Chairman of the Board
T. Eugene Blanchard         69   Director
Russell E. Dougherty        79   Director
Paul G. Kaminski            57   Director
Paul V. Lombardi            58   Director, President and Chief Executive
                                  Officer *
Dudley C. Mecum II          65   Director
David L. Reichardt          57   Director, Senior Vice President and General
                                  Counsel *
H. Brian Thompson           61   Director
Herbert S. Winokur, Jr.     56   Director and Chairman of the Executive
                                  Committee
Robert B. Alleger, Jr.      54   Vice President, Technical Services and
                                  President of the Technical Services Business
                                  Unit
John J. Fitzgerald          46   Vice President and Controller *
Patrick C. FitzPatrick      60   Senior Vice President and Chief Financial
                                  Officer *
Paul T. Graham              33   Vice President and Treasurer
H. Montgomery Hougen        64   Vice President and Secretary and Deputy
                                  General Counsel
Roxane P. Kerr              51   Senior Vice President, Human Resources and
                                  Administration *
Marshall S. Mandell         57   Senior Vice President, Corporate Development *
James P. McCoy              56   President of the Information Systems business
                                  unit *
Ruth Morrel                 45   Vice President, Law and Compliance
Henry H. Philcox            59   Vice President and Chief Information Officer
Charlene A. Wheeless        35   Vice President, Corporate Communications
Robert G. Wilson            58   Vice President and General Auditor

* Officers designated by an asterisk are deemed to be "officers" for purposes of Rule 16a-1(f), as promulgated in Release No. 34-28869.

                                    DIRECTORS

Dan R. Bannister                                            Director since 1985

Mr. Bannister, age 69, Chairman of the Board, has served in that capacity since 1997. He served as President of the Company from 1984 to 1997 and as Chief
Executive Officer from 1985 to 1997. He retired as an active employee of the Company in 1999. He is a director of ITC Learning Corporation. His current term as a director expires in 2001.

T. Eugene Blanchard                                         Director since 1988

Mr. Blanchard, age 69, served as Senior Vice President and Chief Financial Officer from 1979 to 1997, when he retired as an active employee of the Company. He is the Chairman of the Company's Employee Stock Ownership Plan Committee and a trustee of the Employee Stock Ownership Plan Trust. He is a director of Landmark Systems Corporation. His current term as a director expires in 2000.

Russell E. Dougherty                                        Director since 1989

General Dougherty, age 79, was an attorney with the law firm of McGuire, Woods, Battle & Boothe until his retirement in 1999. He is a retired General, United States Air Force, who served as Commander-in-Chief, Strategic Air Command and Chief of Staff, Allied Command, Europe. From 1980 to 1986, he served as Executive Director of the Air Force Association and Publisher of Air Force Magazine. He was formerly a member of the Defense Science Board; trustee of the Institute for Defense Analysis; and trustee of The Aerospace Corp. His current term as a director expires in 2000.

Paul G. Kaminski                                            Director since 1997

Dr. Kaminski, age 57, also served as a director of the Company from 1988 to 1994. He is President and Chief Executive Officer of Technovation, Inc. (consulting and investment banking). He served in the United States Department of Defense as Under Secretary of Defense for Acquisition and Technology from 1994 to 1997. He was Chairman and Chief Executive Officer of Technology Strategies & Alliances (strategic partnership consulting) from 1993 to 1994. He is a director of Anteon Corporation; Condor Systems, Inc.; DeCrane Aircraft
Holdings, Inc.; Eagle Picher Technologies, LLC; and General Dynamics Corporation. His current term as a director expires in 2001.

Paul V. Lombardi                                            Director since 1994

Mr. Lombardi, age 58, has served as President and Chief Executive Officer since 1997. He served as Chief Operating Officer from 1995 to 1997; as Executive Vice President from 1994 to 1997; as Vice President from 1992 to 1994; as President of the Federal Sector from 1994 to 1995; and as President of the Government Services Group from 1992 to 1994. He was Senior Vice President and Group General Manager, Planning Research Corporation from 1990 to 1992. He is a director of Avid Medical Systems, Inc. His current term as a director expires in 2000.

Dudley C. Mecum II                                          Director since 1988

Mr. Mecum, age 65, is a Managing Director of Capricorn Holdings LLC (private investment company). He was a partner, G. L. Ohrstrom & Co. (investment firm) from 1989 to 1997. He served as Group Vice President and Director, Combustion
Engineering, Inc. from 1985 to 1988, and previously as Vice Chairman, Peat, Marwick & Mitchell. He is a director of CCC Information Services Group, Inc.; Citigroup Inc.; Lyondell, Inc.; Suburban Propane Partners LLP; and Travelers Property and Casualty Inc. His current term as a director expires in 2000.

David L. Reichardt                                          Director since 1988

Mr. Reichardt, age 57, has served as Senior Vice President and General Counsel of the Company since 1986. He served as President of Dynalectric Company, a former subsidiary of the Company, from 1984 to 1986 and as Vice President and General Counsel of DynCorp from 1977 to 1984. His current term as a director expires in 2001.

H. Brian Thompson                                           Director since 1999

Mr. Thompson, age 61, has served as Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. since March 1999. He was Chairman and Chief Executive Officer of LCI International Inc. from 1991 to 1998 and Vice Chairman of Qwest Communications International Inc. from June to December 1998. From 1981 to 1990, he was Executive Vice President, MCI Communications Corporation. He is a director of Bell Canada International Inc. and Williams Communications Group, Inc. and a member of the management committee of Paging Brazil Holding Company, LLC. His current term as a director expires in 2002.

Herbert S. Winokur, Jr.                                     Director since 1988

Mr. Winokur, age 56, served as Chairman of the Board from 1988 to 1997. He is Chairman and Chief Executive Officer of Capricorn Holdings, Inc. (private investment company) and Managing General Partner of three Capricorn Investors limited partnerships concentrating on investments in restructure situations. He was formerly Senior Executive Vice President and Director, Penn Central Corporation. He is a director of Azurix Corp.; CCC Information Services Group, Inc.; ENRON Corporation; Mrs. Fields Holdings, Inc.; and The WMF Group, Ltd. His current term as a director expires in 2002.

                            OTHER EXECUTIVE OFFICERS

In addition to the executive officers named above, who are also directors, the Company's executive officers include:

Robert B. Alleger, Jr., age 54, Vice President, Technical Services, has served in that capacity since 1996 and as President of DynCorp Technical Services, Inc. and President of the Technical Services business unit since January 1999. He served as President of the Aerospace Technology business unit from 1996 through 1998. He was Vice President, Systems Support Services, Lockheed Martin Services, Inc. from 1992 to 1996 and Vice President, Business Development, GE Government Services, General Electric Company from 1989 to 1992.

John J. Fitzgerald, age 46, Vice President and Controller, has served in that capacity since 1997. He was Vice President and Controller, PRC, Inc. from 1992 to 1997; Chief Financial Officer and Treasurer of American Safety Razor Company from 1990 to 1992; Vice President and Controller of American Bank Stationery Company from 1988 to 1990; and Chief Financial Officer and Treasurer of Physician's Pharmaceutical Services, Inc. from 1986 to 1988.

Patrick C. FitzPatrick, age 60, Senior Vice President and Chief Financial Officer, has served in that capacity since 1997. He also served as Treasurer during 1997. He was Chief Financial Officer, American Mobile Satellite Corporation from 1996 to 1997; Senior Vice President and Chief Financial Officer of PRC, Inc. from 1992 to 1996; and President and Chief Operating Officer, Oxford Real Estate Management Services from 1990 to 1992.

Paul T. Graham, age 33, Vice President and Treasurer, has served in that capacity since 1997. He was Finance Manager of the Company from 1992 to 1994, Assistant Treasurer from 1994 to 1997, and Director of Finance from 1995 to 1997.

H. Montgomery Hougen, age 64, Vice President and Secretary and Deputy General Counsel, has served as a Vice President since 1994 and as Corporate Secretary and Deputy General Counsel since 1984.

Roxane P. Kerr, age 51, Senior Vice President, Human Resources and Administration, has served in that capacity since 1998. She was Director of Human Resources, North America, LucasVerity Plc from 1993 to 1998 and a private human resources consultant from 1992 to 1993.

Marshall S. Mandell, age 57, Senior Vice President, Corporate Development, has served in that capacity since 1998. He served as Vice President, Business Development from 1994 to 1998. He also served as Acting President of the Information and Engineering Technology strategic business unit from 1997 to 1998. He served as Vice President, Business Development, Applied Sciences Group from 1992 to 1994. He was Senior Vice President, Eastern Computers, Inc. from 1991 to 1992 and President of the Systems Engineering Group, Ogden/Evaluation Research Corporation from 1984 to 1991.

James P. McCoy, age 56, President of DynCorp Information Systems LLC, has served in that capacity and as President of the Information Systems business unit since December 1999. He served as Executive Vice President of the Information & Enterprise Technology business unit from 1998 to December 1999. He was Senior Vice President of the Professional Technical Services business unit of GRC International, Inc. from 1995 to 1997.

Ruth Morrel, age 45, Vice President, Law and Compliance, has served in that capacity since 1994. She served as Group General Counsel from 1984 to 1994.

Henry H. Philcox, age 59, Vice President and Chief Information Officer, has served in that capacity since 1995. He was Chief Information Officer of the Internal Revenue Service from 1990 to 1995.

Charlene A. Wheeless, age 35, Vice President, Corporate Communications, has served in that capacity since February 2000. She served as Director, Corporate Communications from 1996 to 2000 and as Manager, Corporate Communications from 1992 to 1995. She was Director, Employee Communications for PRC, Inc. from 1995 to 1996.

Robert G. Wilson, age 58, Vice President and General Auditor, has served in that capacity since 1985.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company believes that all required persons filed all required reports under Section 16 of the Securities Exchange Act in a timely manner.

Item 11.  Executive Compensation

     The following table sets forth information regarding annual and long-term compensation for the chief executive officer and the other four most highly compensated executive officers of the Company (the "named executive officers"). The table does not include information for any fiscal year during which a named executive officer did not hold such a position with the Company.




                           SUMMARY COMPENSATION TABLE


                                                                                     Long Term
                                                                                   Compensation

                                                  Annual compensation                 Awards


                                                                      Other         Securities
                                                                      annual        underlying         All other
Name and principal position              Salary ($)     Bonus      compen-sation options/SARs (#)     compensation
             (a)                 Year       (c)        ($) (1)         ($)              (f)             ($) (2)
                                  (b)                    (d)           (e)                                (i)


Paul V. Lombardi                 1999       370,400        78,000            --             70,000            11,940
   President & Chief             1998       342,104       185,300            --                 --            14,283
   Executive Officer             1997       332,789       160,000           177                 --             8,307

Patrick C. FitzPatrick           1999       272,170        43,300            --             30,000            14,840
   Senior Vice President &       1998       248,947       129,800            --                 --            10,896
   Chief Financial Officer       1997       241,933        90,000            --            100,000            11,060

Marshall S. Mandell              1999       224,446        36,200            --             30,000             9,191
   Senior Vice President         1998       212,724        87,300            --             40,000            10,854
   Business Development          1997       204,248        73,300           364                 --            10,155

David L. Reichardt               1999       272,170        43,300            --             30,000            14,191
   Senior Vice President &       1998       248,947       204,800            --                 --            16,706
   General Counsel               1997       245,082        90,000           244                 --            11,738

Robert B. Alleger, Jr.           1999       227,077       103,500            --             35,000            13,007
   President of the Technical    1998       191,585        88,200            --             20,000            12,788
   Services business unit        1997       184,777        81,000           141                 --             9,252

    (1) Column (d) reflects bonuses earned and expensed during year, whether paid during or after such year. Twenty percent of executive incentive plan bonuses is normally paid in the form of shares of Common Stock, valued at then-current market value.

    (2) Column (i) includes respective individual's pro rata share of the Company's contribution to the Employee Stock Ownership Plan ("ESOP"),
        Company-matching contributions to the Savings and Retirement Plan ("SARP") and the imputed income, according to IRS tax tables, for Company-paid premiums for supplemental executive retirement plan life and term life insurance. These amounts are:




                          ESOP contributions ($)           SARP contributions ($)         Imputed Income ($)

Name                      1999(1)      1998       1997      1999       1998     1997       1999       1998       1997

Mr. Lombardi                4,320     4,435      4,356     2,886      3,000    2,850      4,735      6,848      1,101
Mr. FitzPatrick             4,320     4,435      4,356     2,500      2,338    1,267      8,020      4,122      5,437
Mr. Mandell                 4,320     4,435      4,356     2,143      2,143    2,361      2,728      4,277      3,438
Mr. Reichardt               4,320     4,435      4,356     3,125      3,125    1,269      6,746      9,146      6,112
Mr. Alleger                 4,320     4,435      4,356     4,570      2,106       --      3,937      6,247      4,896


    (1)  Individual allocations of 1999 ESOP contributions have been estimated.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                         Potential realizable value
                                                                                         at assumed annual rates of
                                                                                        stock price appreciation for
                                                                                                 option term
                                            Individual Grants


                       Number of       Percent of total
                       securities       options/ SARs
                       underlying         granted to       Exercise or
                      options/SARs       employees in      base price     Expiration
       Name           granted (#)        fiscal year        ($/Share)        date           5% ($)         10% ($)
       (a)                (b)                (c)               (d)            (e)            (f)             (g)

Mr. Lombardi             70,000              15.2%           $24.50         7/15/09          2,793,735      4,448,710
Mr. FitzPatrick          30,000               6.5%           $24.50         7/15/09          1,197,315      1,906,590
Mr. Mandell              30,000               6.5%           $24.50         7/15/09          1,197,315      1,906,590
Mr. Reichardt            30,000               6.5%           $24.50         7/15/09          1,197,315      1,906,590
Mr. Alleger              35,000               7.6%           $24.50         7/15/09          1,396,868      2,224,355




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
                         on exercise(#)       Value               Exercisable/                   Exercisable/
         Name                 (b)          realized ($)           Unexercisable                 Unexercisable
         (a)                                   (c)                     (d)                           (e)

Mr. Lombardi                   --               --                86,000        114,000         599,200       284,800
Mr. FitzPatrick                --               --                40,000         90,000         160,000       240,000
Mr. Mandell                    --               --                38,000         74,500         204,000       123,500
Mr. Reichardt                  --               --                65,000         65,000         442,000       223,000
Mr. Alleger                    --               --                21,800         61,200         100,280        78,520



                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Company has established a Supplemental Executive Retirement Plan for certain senior executives, including the named executive officers, whereby the individuals (or their beneficiaries) receive payments having an aggregate amount equal to 150% of the sum of their final annual salary rate plus their final target annual bonus, paid over the ten-year period following their normal retirement, disability retirement, and, in some cases, early retirement. Upon their death following such retirement, the individuals' beneficiaries will also receive an additional aggregate lump-sum payment equal to one-half of the foregoing amount. In the event of their death prior to retirement, the individuals' beneficiaries will receive, in lieu of the foregoing payments, an aggregate lump-sum payment equal to 100% of the sum of their final annual salary rate plus their final target annual bonus. The Company funds some of such potential payments through split-dollar life insurance policies.

                          CHANGE-IN-CONTROL AGREEMENTS

     The Company has entered into change-in-control agreements with the named executive officers (the "Severance Agreements"). Each Severance Agreement provides that certain benefits, including a lump-sum payment, will be triggered if the executive is terminated following a change in control of the Company, unless termination occurs under certain circumstances set forth in the Severance Agreements. A change in control would occur if the Company were to be substantially acquired by a new owner or if a majority of the Board of Directors were replaced. The Severance Agreements currently expire on December 31, 2000 but are subject to annual automatic renewal unless terminated by the Board of Directors. The amount of such lump-sum payment would be 2.99 times the sum of the executive's annual salary and the average incentive compensation for the three prior years. Other benefits include payment of incentive compensation not yet paid for the prior year and a pro rata portion of incentive compensation awards for the current year. Each Severance Agreement also provides a reduction if the proposed payments exceed the amount the Company is entitled to deduct on its federal income tax return. The Severance Agreements also provide that the Company will reimburse the individual for legal fees and expenses incurred by the executive as a result of termination.

                            COMPENSATION OF DIRECTORS

     Mr. Bannister receives an annual fee of $144,000 to serve as Chairman of the Board and member of various Board committees and to provide other services to the Company.

     Other non-employee directors of the Company receive an annual retainer fee of $20,000 as directors and $2,750 for each committee on which they serve. The chairmen of the Business Ethics and Compliance, Compensation, and Executive Committees receive an additional annual fee of $2,000, and the chairman of the Audit Committee receives an additional annual fee of $3,000. The Company also pays non-employee directors a meeting fee of $1,000 for attendance at each Board meeting and $500 for attendance at committee meetings. Directors are reimbursed for expenses incurred in connection with attendance at meetings and other Company functions.

     In 1999, 5,000 stock options, having an exercise price equal to the then-current fair market value, were awarded to Mr. Thompson, pursuant to the Company's 1995 Stock Option Plan.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, the Company had 10,410,958 shares of Common Stock outstanding, which constituted all the outstanding voting securities of the Company. If all shares issuable upon exercise of all vested and unvested options and shares issuable as a result of expiration of deferrals under a former Restricted Stock Plan were to be issued, the outstanding voting securities following such events (the "fully diluted shares") would consist of 11,998,981 shares of Common Stock. The following tables show beneficial ownership of outstanding voting shares as a percentage of currently outstanding stock and beneficial ownership of issued and issuable shares as a percentage of common stock on a fully diluted basis assuming all such exercises and issuances.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table presents information as of March 15, 2000, concerning the only beneficial owners of five percent or more of the outstanding shares of the Company's common stock.


         Name and address of                  Amount & nature of    Percent of
           beneficial owner                        ownership          shares

 DynCorp Employee Stock Ownership Plan Trust       7,451,989           71.6%
 c/o  DynCorp                                      Direct (1)
      11710 Plaza America Drive
      Reston, Virginia  20190

 DynCorp Saving and Retirement Plan Trust            763,758            7.3%
 c/o  DynCorp                                        Direct (1)
      11710 Plaza America Drive
      Reston, Virginia  20190


    (1) The Trusts hold these shares for the accounts of several thousand participants who are current or former employees of the Company. The Trustees vote the shares in accordance with instructions received from participants.

                        SECURITY OWNERSHIP OF MANAGEMENT

     The following table presents information as of March 15, 2000 concerning the beneficial ownership of the Company's common stock by directors and named executive officers and all directors and officers as a group. Shares held indirectly include those held on behalf of the individuals in the ESOP and SARP Trusts.


                          Amount & nature of ownership


Name and title of beneficial owner        Outstanding     Obtainable within      Total                  Percent of
                                            shares           60 days (1)                                shares (2)

R. B. Alleger, Jr.                                2,239               28,400        30,639  Direct          *
President of the Technical Services               4,303                              4,303  Indirect
   business unit

D. R. Bannister                                 263,289              132,000       395,289  Direct        }3.7%
Chairman of the Board & Director                 48,290                             48,290  Indirect

T. E. Blanchard(3)                               38,426               64,900       103,326  Direct        }1.3%
Director                                         51,828                             51,828  Indirect

R. E. Dougherty                                   4,276                    0         4,276  Direct          *
Director

P. C. FitzPatrick                                 2,720               50,000        52,720  Direct          *
Senior Vice President & Chief                     4,257                              4,257  Indirect
  Financial Officer

P. G. Kaminski                                        0                7,500         7,500  Direct          *
Director

P. V. Lombardi                                   25,334              104,000       129,334  Direct        }1.1%
President, Chief Executive Officer
  & Director                                      7,750                              7,750  Indirect

M. S. Mandell                                     5,501               54,000        59,501  Direct          *
Senior Vice President, Corporate                  3,367                              3,367  Indirect
  Development

D. C. Mecum II                                    2,825                2,500         5,325  Direct          *
Director

D. L. Reichardt                                  28,738               80,000       108,738  Direct         1.0%
Senior Vice President, General                    6,425                              6,425  Indirect
   Counsel & Director

H. B. Thompson                                        0                    0             0
Director

H. S. Winokur, Jr.                               25,639                    0        25,639  Direct        }3.6%
Director                                        409,773                            409,773  Indirect

All directors and officers as a group           439,969              593,800     1,033,769  Direct        }13.5%
                                                580,434                            580,434  Indirect

[FN]

     (1) Column reflects shares issuable upon exercise of options, which will be vested as of the end of such period.

     (2) Reflects aggregate direct and indirect shares as a percentage of fully diluted shares. An asterisk indicates that beneficial ownership is less than one percent of the class.

     (3) Mr. Blanchard disclaims beneficial ownership of 40,000 shares owned by his spouse.


Item 13.  Certain Relationships and Related Transctions

     Mr. Blanchard serves as Chairman of the Administrative Committee for the Company's Employee Stock Ownership Plan and as a trustee of the Employee Stock Ownership Plan Trust. He is compensated at an hourly fee rate and is reimbursed for expenses. Total fees in the amount of $48,000 were paid to Mr. Blanchard in 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

1.  All financial statements.

2.  Financial statement Schedules.

 Schedule II - Valuation and Qualifying Accounts for the Years Ended December 30, 1999 and December 31, 1998 and 1997.

All other financial schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

3.  Exhibits.

Exhibit   Description

3.1 Certificate of Incorporation, as currently in effect, consisting of Amended and Restated Certification of Incorporation (incorporated by reference to Registrant's Form 10-K/A for 1995, File No. 1-3879)

3.2 Registrant's By-laws as amended to date (incorporated by reference to Registrant's Form S-1, File No. 1-3879)

4.1 Indenture and supplement, dated April 18, 1997 between Dyn Funding Corporation (a wholly-owned subsidiary of the Registrant) and Bankers Trust Company relating to Contract Receivable Collateralized Notes (incorporated by reference to Registrant's Post-Effective Amendment No. 1 on Form S-2 to Form S-1, File No. 33-59279)

4.2 Indenture, dated March 17, 1997, between the Registrant and United States Trust Company of New York relating to the 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Registrant's Form S-4, File No. 333-2535)

4.3 Specimen Common Stock Certificate (incorporated by reference to Registrant's Form 10-K for 1988, File No. 1-3879)

4.4 Article Fourth of the Amended and Restated Certificate of Incorporation (incorporated by reference to Registrant's Form 10-K for 1992, File No. 1-3879)

4.5 Second Amended and Restated Credit Agreement by and among Citicorp North America, Inc., certain lenders, and the Registrant dated May 15, 1997 (incorporated by reference to Registrant's Form S-4, File No. 333-2535)

4.6 Stockholders Agreement (incorporated by reference to Registrant's Form S-1, File No. 33-59279)

10.1 Deferred Compensation Plan (incorporated by reference to Registrant's Form 10-K for 1987, File No. 1-3879)

10.2 Management Incentive Plan (incorporated by reference to Registrant's Form 10-K for 1997, File No. 1-3879)

10.3 Executive Incentive Plan (incorporated by reference to Registrant's Form 10-K for 1997, File No. 1-3879)

10.4 Severance Agreements (incorporated by reference to Exhibits (c)(4) through (c)(12) to Schedule 14D-9 filed by Registrant January 25,
          1998)

10.5 Amendment to Severance Agreement of Paul V. Lombardi, Vice President, Government Services Group and currently President and Chief Executive Officer (incorporated by reference to Registrant's Form 10-K for 1993, File No. 1-3879)

10.6 Amendment to Severance Agreement of Patrick C. FitzPatrick, Senior Vice President and Chief Financial Officer (incorporated by reference to Registrant's Form 10-K for 1996, File No. 1-3879)

10.7      Amendment to Severance Agreement of David L. Reichardt, Senior  Vice
          President  and  General   Counsel (incorporated by reference to
          Registrant's Form 10-K for 1996, File No. 1-3879)

10.8      Restricted   Stock  Plan (incorporated  by reference to Registrant's
          Form 10-K/A for 1995, File No. 1-3879)

10.9 1995 Stock Option Plan, as amended (incorporated by reference to Registrant's Form 10-K for 1997, File No. 1-3879)

21        Subsidiaries  of the  Registrant  (filed  herewith)

23        Consent of Independent Public Accountants (filed herewith)

(b)  Reports on Form 8-K

Form 8-K was filed on December 27, 1999 for the December 10, 1999 acquisition of 100% of the limited liability company interest of GTE Information Systems LLC from Contel Federal Systems, Inc., a subsidiary of GTE Corporation. Item 7 of the Form 8-K included the Purchase Agreements, Credit Agreement, and Registration Rights Agreement.

An amendment to the aforementioned Form 8-K, Form 8-K/A, was filed on February 23, 2000 and included the audited financial statements of Information Systems Division as of December 31, 1998 and 1997, together with auditors' report, the unaudited pro forma combined statements of operation for the nine-month and twelve-month periods ending September 30, 1999 and December 31, 1998, respectively, giving effect to the acquisition, and the notes to the unaudited pro forma combined financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DYNCORP

March 22, 2000                          By:  /s/ P.V. Lombardi
                                            ------------------
                                              P. V. Lombardi
                                              President and Chief
                                              Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ P. V. Lombardi
_____________________       President and Director           March 22, 2000
    P. V. Lombardi          (Chief Executive Officer)

/s/ P.C. FitzPatrick
_____________________       Senior Vice President -          March 22, 2000
    P. C. FitzPatrick       Chief Financial Officer

/s/ D.L. Reichardt
_____________________       Senior Vice President -          March 22, 2000
    D. L. Reichardt         General Counsel and Director

/s/ J.J. Fitzgerald
_____________________       Vice President                   March 22, 2000
    J. J. Fitzgerald        and Controller
                            (Chief Accounting Officer)
/s/ D.R. Bannister
_____________________       Director                         March 22, 2000
    D. R. Bannister

/s/ T.E. Blanchard
_____________________       Director                         March 22, 2000
    T. E. Blanchard

/s/ H.S. Winokur, Jr.
_____________________       Director                         March 22, 2000
    H. S. Winokur, Jr.

/s/ D.C. Mecum II
_____________________       Director                         March 22, 2000
    D. C. Mecum II

/s/ R.E. Dougherty
____________________        Director                         March 22, 2000
    R. E. Dougherty

/s/ P.G. Kaminski
____________________        Director                         March 22, 2000
    P. G. Kaminski

/s/ H.B. Thompson
____________________        Director                         March 22, 2000
    H. B. Thompson


DynCorp and Subsidiaries

Schedule II - Valuation and Qualifying Accounts
For the Fiscal Years Ended, 1999, 1998 and 1997
(Dollars in thousands)

                                     Balance at    Charged to    Write-off of               Balance
                                     Beginning     Costs and     Uncollectible            at End of
       Description                   of Period     Expenses      Accounts       Other        Period


Year Ended December 30, 1999
  Allowance for doubtful accounts     $ 1,126     $  1,434         $(130)      $    726     $3,156

Year Ended December 31, 1998
  Allowance for doubtful accounts     $   476     $    900         $(234)      $   (16)     $1,126

Year Ended December 31, 1997
  Allowance for doubtful accounts     $   229     $    629         $(382)      $     -      $  476
