Form 10-Q
period 2000-03-30
DYNCORP
filed 2000-05-15
CIK 30770

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2000     Commission file number 1-3879

                                     DynCorp

               (Exact name of registrant as specified in its charter)

         Delaware                                       36-2408747
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

11710 Plaza America Drive, Reston, Virginia                   20190
 (Address of principal executive offices)                  (Zip Code)

                                (703) 261-5000
              (Registrant's telephone number, including area code)

         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding as of April 29, 2000
          -----                              --------------------------------
Common Stock, $0.10 par value                            10,402,313

                            DYNCORP AND SUBSIDIARIES
                                    FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 30, 2000

                                      INDEX

                                                                 Page
                                                                 ----
PART I.  FINANCIAL INFORMATION
------------------------------
   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets at
         March 30, 2000 and December 30, 1999                    3-4

     Consolidated Condensed Statements of Operations for
         Three Months Ended March 30, 2000 and April 1, 1999     5

     Consolidated Condensed Statements of Cash Flows for
         Three Months Ended March 30, 2000 and April 1, 1999     6

     Consolidated Statement of Stockholders' Equity              7

     Notes to Consolidated Condensed Financial Statements        8-10

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                 11-14

   Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                         14

PART II.  OTHER INFORMATION
---------------------------
   Item 6.  Exhibits and Reports on Form 8-K                     15

     Signatures                                                  16



                              PART I. FINANCIAL INFORMATION
                              -----------------------------
                                DYNCORP AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                          MARCH 30, 2000 AND DECEMBER 30, 1999
                                     (In thousands)




                                                                                         March 30,
                                                                                           2000              December 30,
                                                                                         Unaudited               1999
                                                                                         ---------           ------------
Assets
------
Current Assets:
 Cash and cash equivalents                                                                $  9,113              $  5,657
 Accounts receivable (net of allowance for doubtful accounts
              of $2,522 in 2000 and $3,156 in 1999)                                        334,301               357,411
 Other current assets                                                                       39,572                35,140
                                                                                          --------              --------
     Total current assets                                                                  382,986               398,208

Property and Equipment (net of accumulated depreciation
 and amortization of $19,103 in 2000 and $21,583 in 1999)                                   36,991                40,795

Intangible Assets (net of accumulated amortization of
 $59,935 in 2000 and $55,755 in 1999)                                                      145,327               149,159

Other Assets                                                                                53,008                51,511
                                                                                          --------              --------

Total Assets                                                                              $618,312              $639,673
                                                                                          ========              ========




See accompanying notes to consolidated condensed financial statements.


                             DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 30, 2000 AND DECEMBER 30, 1999
                        (In thousands, except share amounts)

                                                                                         March 30,
                                                                                           2000            December 30,
                                                                                         Unaudited             1999
                                                                                         ---------         ------------
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Notes payable and current portion of long-term debt                                      $ 14,356           $  8,242
 Accounts payable                                                                           58,996             85,357
 Deferred revenue and customer advances                                                      7,168              6,048
 Accrued liabilities                                                                       141,370            133,374
                                                                                           -------            -------
     Total current liabilities                                                             221,890            233,021

Long-Term Debt                                                                             320,446            334,944

Other Liabilities and Deferred Credits                                                      57,121             55,718

Contingencies and Litigation                                                                     -                  -

Temporary Equity:
 Redeemable common stock -
   ESOP shares, 7,440,518 and 7,350,937
     shares issued and outstanding in 2000 and 1999,
     respectively, subject to restrictions                                                 185,012            182,974
   Other, 426,217 shares issued and outstanding in
     2000 and 1999, respectively                                                             6,568              6,142

Stockholders' Equity:
 Common  stock,  par value ten cents per share, authorized  20,000,000  shares;
   issued 4,818,865 and 4,908,447 sharesin 2000 and 1999, respectively                         482                491
 Paid-in surplus                                                                           133,376            133,338
 Accumulated other comprehensive income                                                         (4)                (9)
 Reclassification to temporary equity for redemption value
   greater than par value                                                                 (190,793)          (188,339)
 Deficit                                                                                   (72,835)           (72,887)
 Common stock held in treasury, at cost; 2,283,288 and
   2,301,262 shares in 2000 and 1999, respectively                                         (42,651)           (43,062)
 Unearned ESOP shares                                                                         (300)            (2,658)
                                                                                          --------           --------

Total Liabilities and Stockholders' Equity                                                $618,312           $639,673
                                                                                          ========           ========



See accompanying notes to consolidated condensed financial statements.



                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                    UNAUDITED

                                                                  Three Months Ended
                                                                  ------------------
                                                               March 30,         April 1,
                                                                 2000              1999
                                                                 ----              ----
Revenues                                                        $428,500          $311,886

Costs and expenses:
   Costs of services                                             407,350           295,369
   Corporate general and administrative                            6,633             5,417
   Interest income                                                  (827)             (777)
   Interest expense                                               10,168             4,054
   Other                                                           3,779               235
                                                                 -------           -------
                 Total costs and expenses                        427,103           304,298

Earnings before income taxes and minority interest                 1,397             7,588
       Provision for income taxes                                    344             2,594
                                                                 -------           -------
Earnings before minority interest                                  1,053             4,994
       Minority interest                                             577             1,103
                                                                 -------           -------

Net earnings                                                     $   476           $ 3,891
                                                                 =======           =======

       Accretion of mezzanine shares to redeemable value             424                 -

Common stockholders' share of net earnings                       $    52           $ 3,891
                                                                 =======           =======

Basic earnings per share                                         $  0.01           $  0.38

Diluted earnings per share                                       $  0.01           $  0.38

Weighted average number of shares
   outstanding for basic earnings per share                       10,411            10,176

Weighted average number of shares
   outstanding for diluted earnings per share                     10,638            10,328



See accompanying notes to consolidated condensed financial statements.



                             DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   UNAUDITED

                                                                                              Three Months Ended
                                                                                              ------------------
                                                                                   March 30,               April 1,
                                                                                      2000                   1999
                                                                                      ----                   ----
Cash Flows from Operating Activities:
Common stockholders' share of net earnings                                             $   52                $ 3,891
Adjustments to reconcile net earnings from operations to net cash provided by operating activities:
   Depreciation and amortization                                                        6,013                  2,310
   Other                                                                                  288                   (142)
Changes in current assets and liabilities, net of acquisitions:
   Decrease  (increase)  in  current  assets  except  cash and cash  equivalents       18,678                 (2,520)
   Decrease in current liabilities excluding notes payable
     and current portion of long-term debt                                            (21,225)                (2,491)
                                                                                      -------                -------
         Cash provided by operating activities                                          3,806                  1,048

Cash Flows from Investing Activities:
Sale of property and equipment                                                          9,715                     13
Purchase of property and equipment                                                     (3,663)                (1,453)
Increase in investments in unconsolidated affiliates                                     (184)                  (951)
Capitalized cost of new financial and human resource systems                              (50)                (4,311)
Other                                                                                    (155)                   (26)
                                                                                      -------                -------
         Cash provided (used) by investing activities                                   5,663                 (6,728)

Cash Flows from Financing Activities:
Treasury stock purchased                                                                    -                 (4,149)
Payment on indebtedness                                                               (84,748)               (47,456)
Proceeds from debt issuance                                                            74,853                 66,522
Pay-in kind interest on Subordinated Notes                                              1,500                      -
Payment received on Employee Stock Ownership Trust note                                 2,658                  1,057
Loan to Employee Stock Ownership Trust                                                   (300)                (2,247)
Other                                                                                      24                    242
                                                                                      -------                -------
         Cash (used) provided by financing activities                                  (6,013)                13,969

Net Increase in Cash and Cash Equivalents                                               3,456                  8,289
Cash and Cash Equivalents at Beginning of the Period                                    5,657                  4,088
                                                                                      -------                -------
Cash and Cash Equivalents at End of the Period                                        $ 9,113                $12,377
                                                                                      =======                =======

Supplemental Cash Flow Information:
Cash paid for income taxes                                                            $ 2,097                $ 1,292
                                                                                      =======                =======
Cash paid for interest                                                                $ 6,390                $ 5,568
                                                                                      =======                =======

See accompanying notes to consolidated condensed financial statements.




                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED


                                                        Adjustment for                                        Accumulated
                                                       Redemption Value                           Unearned        Other
                                   Common    Paid-in   Greater than Par               Treasury      ESOP     Comprehensive
                                   Stock     Surplus        Value         Deficit       Stock      Shares        Income
                                   -----     -------        -----         -------       -----      ------        ------

Balance, December 30, 1999          $491    $133,338    $(188,339)       $(72,887)   $(43,062)    $(2,658)          $(9)

Employee compensation plans
 (option exercises, restricted
  stock plan, incentive bonus)                  (386)                                     411
Loans to the Employee Stock
  Ownership Trust                                                                                    (300)
Payment received on
  Employee Stock Ownership
  Trust note                                                                                        2,658
Reclassification to Redeemable
  common stock                       (9)                   (2,030)
Accretion of mezzanine shares
  to redeemable value                            424         (424)           (424)
Translation adjustment                                                                                                5
Net earnings                                                                  476
                                   ----     --------    ---------        --------    --------     -------          ----
Balance, March 30, 2000            $482     $133,376    $(190,793)       $(72,835)   $(42,651)      $(300)          $(4)
                                   ====     ========    ==========       =========   ========     =======          ====



See accompanying notes to consolidated condensed financial statements.


                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 30, 2000

                                    UNAUDITED

Note 1.  Basis of Presentation

      The Company has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain amounts presented for prior periods have been reclassified to conform to the 2000 presentation.

Note 2.  Redeemable Common Stock

      Common stock which is redeemable upon the exercise of puts under the Company's Employee Stock Ownership Plan ("ESOP") and under the registration rights agreement noted below has been reflected as Temporary Equity at each balance sheet date and consists of the following:


                                                       Balance at                                       Balance at
                                       Redeemable       March 30,                     Redeemable       December 30,
                       Shares             Value            2000          Shares         Value              1999
                   ------------      --------------   -------------     --------     -----------        ----------
ESOP Shares         3,313,729         $27.50              $  91,128     3,313,729     $27.50          $  91,128
                    4,126,789         $22.75                 93,884     4,037,208     $22.75             91,846
                    ---------                             ---------     ---------                     ---------
                    7,440,518                             $ 185,012     7,350,937                     $ 182,974
                                                          =========     =========                     =========

Other Shares          426,217         $15.41              $   6,568       426,217     $14.41          $   6,142
                    =========                             =========     =========                     =========


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

      On December 10, 1999, the Company entered into an agreement with various financial institutions for the sale of 426,217 shares of the Company's stock and Subordinated Notes. Under a contemporaneous registration rights agreement, the holders of these shares of stock will have a put right to the Company commencing on December 10, 2003, at a price of $40.53 per share, unless one of the following events has occurred prior to such date or the exercise of the put right: (1) an initial public offering of the Company's common stock has been consummated; (2) all the Company's common stock has been sold; (3) all the Company's assets have been sold in such a manner that the holders have received cash payments; or (4) the Company's common stock has been listed on a national securities exchange or authorized for quotation on the Nasdaq National Market System for which there is a public market of at least $100 million for the Company's common stock. If, at the time of the holders' exercise of the put right the Company is unable to pay the put price because of financial covenants in loan agreements or other provisions of law, the Company will not honor the put at that time, and the put price will escalate for a period of up to four years, at which time the put must be honored. The escalation rate increases during such period until the put is honored, and the rate varies from an annualized factor of 22% for the first quarter after the put is not honored up to 52% during the sixteenth quarter.

Note 3.  Employee Stock Ownership Trust

      From time to time, the Company makes collateralized loans to the Employee Stock Ownership Trust ("ESOT") to purchase shares and pay off expiring loans. During the first three months of 2000, the Company loaned the ESOT $0.3 million and the ESOT paid back to the Company $2.7 million of the outstanding loan balance. The unpaid loan balance, reflected as a reduction of stockholders' equity, was $0.3 million and $2.7 million at March 30, 2000 and December 30, 1999, respectively. The unpaid loan balances represented 11,470 and 101,052 unallocated shares at March 30, 2000, and December 30, 1999, respectively.

Note 4.  Income Taxes

      The provision for income taxes in 2000 and 1999 is based upon an estimated annual effective tax rate. This rate includes the impact of permanent differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

Note 5.  Earnings Per Share

      The following table sets forth the reconciliation of shares for basic EPS to shares for diluted EPS. Basic EPS is computed by dividing common stockholders' share of net earnings by the weighted average number of common shares outstanding and contingently issuable shares. The weighted average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated ESOP shares. Shares earned and vested but unissued under the Restricted Stock Plan are contingently issuable shares whose conditions for issuance have been satisfied and as such have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted average number of stock options outstanding, assuming the treasury stock method.


                                                                     Three Months Ended

                                                                  March 30,        April 1,
                                                                     2000            1999
                                                                     ----            ----

Weighted average shares outstanding for basic EPS                   10,411          10,176
   Effect of dilutive securities:
      Stock options                                                    227             152
                                                                    ------          ------
Weighted average shares outstanding for diluted EPS                 10,638          10,328
                                                                    ======          ======



Note 6.  Business Segments

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

     Revenues, operating profit and identifiable assets for the Company's three business segments for 2000 and the comparable periods for 1999 are presented below:


                                                                   Three Months Ended

                                                             March 30,             April 1,
                                                               2000                  1999
                                                               ----                  ----
Revenues
--------
   DI&ET                                                    $166,522              $155,456
   DTS                                                       209,185               156,430
   DIS                                                        52,793                     -
                                                            --------              --------
                                                            $428,500              $311,886
                                                            ========              ========

Operating Profit (a)
----------------
   DI&ET                                                    $  8,704               $ 8,970
   DTS                                                         8,475                 6,960
   DIS                                                         3,390                     -
                                                            --------               -------
                                                              20,569                15,930

 Corporate general and administrative                          6,633                 5,417
 Interest income                                                (827)                 (777)
 Interest expense                                             10,168                 4,054
 Goodwill amortization                                           942                   393
 Minority interest included in operating profit                 (577)               (1,103)
 Amortization of intangibles of acquired companies             2,816                   384
 Other miscellaneous                                              17                   (26)
                                                            --------               -------
 Earnings before income taxes and minority interest         $  1,397               $ 7,588
                                                            ========               =======

                                                             March 30,           December 30,
                                                               2000                  1999
                                                               ----                  ----
  Identifiable Assets
  -------------------
     DI&ET                                                 $ 190,565             $ 205,798
     DTS                                                     182,345               173,629
     DIS                                                     195,308               206,083
     Corporate                                                50,094                54,163
                                                           ---------             ---------
                                                           $ 618,312             $ 639,673
                                                           =========             =========

(a)      Defined as the excess of revenues over operating expenses and certain non-operating expenses.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General
-------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of DynCorp and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto and the Company's annual report on Form 10-K for the year ended December 30, 1999.

Results of Operations
---------------------

The Company provides diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the Department of Defense, the Department of Energy, the Department of State, the Department of Justice, National Aeronautics and Space Administration and various other U.S., state and local government agencies, commercial clients and foreign governments. The following discusses the Company's results of operations and financial condition for the three months ended March 30, 2000 and the comparable period for 1999.

Revenues and Operating Profit
-----------------------------

Revenues for the first quarter of 2000 were $428.5 million, compared to $311.9 million for the comparable period in 1999, an increase of $116.6 million, or 37.4%. Operating profit, defined as the excess of revenues over operating expenses and certain non-operating expenses, was $20.6 million for the first quarter of 2000, compared to $15.9 million for the comparable period in 1999, an increase of $4.6 million or 29.1%. The increase in both revenues and operating profit was attributable to the DIS acquisition in December 1999 and internal growth.

DynCorp Information and Enterprise Technology ("DI&ET") reported revenues of $166.5 million for the first quarter of 2000 compared to $155.5 million for the same quarter in 1999, an increase of $11.1 million or 7.1%. The increase in revenues in the first quarter of 2000 compared to the first quarter of 1999 resulted from growth on a sub-contract from the Department of Commerce Bureau of the Census, which began generating revenue in the second half of 1999, and growth in a contract with the U.S. Postal Service, which became operational in 1999. DI&ET health information technology services' revenues increased due to growth in a joint venture for vaccine technology services to the Department of Defense. Also contributing to DI&ET's revenue growth was the receipt of an award fee on a contract that was greater than accrued (expected), increased tasking on several indefinite delivery/indefinite quantity ("IDIQ") contracts and higher volumes of state and local contract business. Partially offsetting these increases in revenue was the loss of a sub-contract with the U.S. Postal Service and the Immigration and Naturalization Service.

For the first quarter ended March 30, 2000, operating profit for DI&ET decreased slightly by $0.3 million to $8.7 million, or 3.0%, from $9.0 million in the first quarter of 1999. The decrease in operating profit resulted primarily from the loss of the subcontract with the U.S. Postal Services and a contract with the Immigration and Naturalization Service. Offsetting these decreases in operating profit was the aforementioned award fee, higher volumes in health information technology services, and the reversal of reserves related to a business that was sold.

DynCorp Technical Services' ("DTS") first quarter 2000 revenues were $209.2 million compared to $156.4 million for the first quarter of 1999, an increase of $52.8 million or 33.7%. Operating profit increased by $1.5 million to $8.5 million, or 21.8%, from $7.0 million in the first quarter of 1999. The increase in revenues resulted from increased tasking on State Department contracts providing protective support services in several countries, increased services on a contract in support of the government's drug eradication program, and increases in the level of effort on contracts providing repair and maintenance on military aircrafts. Also contributing to the increase in revenue were increases in the purchase of reimbursable materials for the customer at Fort Rucker and increased services on certain base operations support contracts.

DTS' increase in operating profit for the first quarter of 2000 compared to the first quarter of 1999 resulted from the growth in the State Department contracts providing protective services and the increases in services providing repair and maintenance on military aircraft. Slightly offsetting these increases in operating profit were decreases in certain marine services operations contracts.

DynCorp Information Systems LLC ("DIS"), which was acquired on December 10, 1999, from GTE Corporation, had revenues of $52.8 million and operating profit of $3.4 million for the first quarter of 2000. The Company's actual results for the three-month period ending April 1, 1999 do not include DIS results.

Cost of Services
----------------

Cost of services for the first quarter 2000 was 95.1% of revenue as compared to 94.7% for the comparable period in 1999. The increase in the first quarter cost of services' percentage compared to the comparable period of 1999 was due to higher phase-in costs for new contracts at DTS in the first three months of 2000.

Corporate General and Administrative Expense
--------------------------------------------

Corporate general and administrative expense for the first quarter of 2000 was $6.6 million, compared to $5.4 million for the comparable period in 1999, an increase of $1.2 million. The increase relates primarily to the Company's implementation of the new financial and human resource software packages. The Company has moved from the design and development phase of this resystemization into the implementation phase and is now expensing versus capitalizing the associated costs.

Interest Expense
----------------

Interest expense was $10.2 million in the first quarter of 2000, up from $4.1 million in the first quarter of 1999. The increase in interest expense was attributable to higher average debt levels as a result of the DIS acquisition and higher weighted average interest rates in the first three months of 2000 compared to the first three months of 1999.

Other Expense
-------------

Other expense was $3.8 million for the first quarter of 2000, compared to $0.2 million for the comparable period of 1999. The increase reflects additional amortization costs of intangible assets related to the acquisition of DIS in December 1999.

Income Taxes
------------

The provision for income taxes in 2000 and 1999 is based upon an estimated annual effective tax rate, including the impact of permanent differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The provision for income taxes decreased by $2.3 million for the three months ended March 30, 2000 from the comparable period in 1999. The decrease was due to lower pretax income off-set by a higher effective tax rate in the first quarter of 2000, compared to the same period in 1999. The Company's effective tax rate approximated 42.0% for the three months ended March 30, 2000 compared to 40.0% in the comparable period in 1999.

Backlog
-------

The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $4.3 billion at March 30, 2000, compared to $4.4 billion at December 30, 1999, a net decrease of $0.1 billion. The backlog at March 30, 2000 consisted of $2.2 billion for DTS, $1.7 billion for DI&ET, and $0.4 billion for DIS compared to December 30, 1999 backlog of $2.2 billion for DTS, $1.7 billion for DI&ET, and $0.5 billion for DIS.

Working Capital and Cash Flow
-----------------------------

Working capital, defined as current assets less current liabilities, was $161.1 million at March 30, 2000 compared to $165.2 million at December 30, 1999, a decrease of $4.1 million. This decrease was primarily the result of a higher current portion of long-term debt and lower accounts receivable balance, which was partially offset by a lower accounts payable balance at March 30, 2000. The higher current portion of long-term debt along with the higher customer collections and seasonality in accounts payable contributed to the lower working capital balance.

For the three months ended March 30, 2000, the Company's cash flow from operations increased $2.8 million to $3.8 million from the comparable period for 1999. The increase in cash provided by operations was primarily attributable to higher customer collections in the first three months of 2000 compared to the first three months of 1999. Partially offsetting the cash from higher customer collections was cash used for payment of accounts payable.

Investing activities provided funds of $5.7 million in the three months ended March 30, 2000. The Company sold an office building located in Alexandria, Virginia to a third party for $10.5 million, and simultaneously closed on a lease of that property from the new owner. The Company used a portion of the net proceeds to pay off the mortgage on the property. Partially offsetting the cash provided from the sale of the office building was cash used for the purchase of other property and equipment. During the first three months of 1999, investing activities used funds of $6.7 million principally for the purchase of property and equipment and the capitalized cost of new software for internal use as part of the Company's Year 2000 plan.

Cash used in financing activities for the three months ended March 30, 2000 totaled $6.0 million and included the payoff of the mortgage on the Alexandria office building that the Company sold. The Company also reduced its outstanding borrowings under the Senior Secured Credit Agreement Term B loans maturing December 9, 2006. During the first quarter of 1999, financing activities provided net funds of $14.0 million, which consisted primarily of additional borrowing against the Contract Receivable Collateralized Class B Variable Rate Note. The proceeds were used to make a loan to the Employee Stock Ownership Trust, to fund the Company's purchase of common stock from investors, and to finance working capital needs.

The Company anticipates selling non-strategic assets from time to time in the future.

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

The following presentation represents the Company's computation of EBITDA (in thousands):


                                                                Three Months Ended

                                                            March 30,         April 1,
                                                              2000              1999
                                                              ----              ----
Net earnings                                                 $  476            $3,891
   Depreciation and amortization                              6,013             2,310
   Interest expense, net                                      9,341             3,277
   Income taxes                                                 344             2,594
   Amortization of deferred debt expense                       (271)             (186)
   Debt issue discount                                          (10)               (9)
                                                             ------            ------
EBITDA                                                     $ 15,893           $11,877
                                                           ========           =======


Year 2000 Compliance
--------------------

 The principal "Year 2000" ("Y2K") risk to the Company would have come from an extended failure of one or more of its core systems (financial, payroll, and human resources). The Company completed all Y2K readiness work and did not experience any material adverse impacts as a result of the Y2K date transition. No problems were found that materially affected the Company's ability to perform on its significant contracts.

Assessments at the contract level were completed to the extent possible. These assessments included analysis of the readiness of hardware, software, prime and subcontractors, customers, suppliers and vendors, data dependencies, and facilities. There were no material issues on any contracts.

The Company does not believe it has any continued exposure to the Y2K issue.

Forward Looking Statements
--------------------------

Certain matters discussed or incorporated by reference in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assurance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Company's current expectations include the early termination of, or failure of a customer to exercise option periods under a significant contract; the inability of the Company to generate actual customer orders under indefinite delivery, indefinite quantity contracts; technological change; the inability of the Company to manage its growth or to execute its internal performance plan; the inability of the Company to integrate the operations of acquisitions; the inability of the Company to attract and retain the technical and other personnel required to perform its various contracts; general economic conditions; and other risks discussed elsewhere in this report and in other filings of the Company with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company is exposed to market risk from changes in interest rates on its floating rate debt. For more information related to the Company's floating rate debt, see Long-term Debt in the Notes to the Consolidated Financial Statements in the Form 10-K. The Company manages its exposure to this market risk through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. The Company has managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on $100.0 million of its LIBOR indexed debt. The Company's only use of derivative financial instruments is to manage its exposures to fluctuations in interest rates and foreign exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.

PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

   None filed.

(b)  Reports on Form 8-K

   An amendment to the Form 8-K dated December 27, 1999, Form 8-K/A, was filed on February 23, 2000 and included the audited financial statements of Information Systems Division as of December 31, 1998 and 1997, together with auditors' report, the unaudited pro forma combined statements of operations for the nine-month and twelve-month periods ending September 30, 1999 and December 31, 1998, respectively, giving effect to acquisition, and the notes to the unaudited pro forma combined financial statements.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DYNCORP

Date: May 15, 2000                 /s/ P.C. FitzPatrick
                                   --------------------
                                   P.C. FitzPatrick
                                   Senior Vice President
                                   and Chief Financial Officer

Date: May 15, 2000                 /s/ J.J. Fitzgerald
                                   -------------------
                                   J.J. Fitzgerald
                                   Vice President
                                   and Corporate Controller