Form 10-Q
period 2000-06-29
DYNCORP
filed 2000-08-14
CIK 30770

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2000     Commission file number 1-3879

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of August 9, 2000
             -----                            -------------------------------
 Common Stock, $0.10 par value                            10,405,280

                            DYNCORP AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 29, 2000

                                      INDEX


                                                                         Page
                                                                         ----


PART I.  FINANCIAL INFORMATION
-------------------------------

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets at
         June 29, 2000 and December 30, 1999                              3-4

     Consolidated Condensed Statements of Operations for
         Three and Six Months Ended June 29, 2000 and July 1, 1999        5

     Consolidated Condensed Statements of Cash Flows for
         Six Months Ended June 29, 2000 and July 1, 1999                  6

     Consolidated Statement of Stockholders' Equity                       7

     Notes to Consolidated Condensed Financial Statements                 8-10

   Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                            11-15

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk    15

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders            15

  Item 6.  Exhibits and Reports on Form 8-K                               15

     Signatures                                                           16

                          PART I. FINANCIAL INFORMATION

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 29, 2000 AND DECEMBER 30, 1999
                                 (In thousands)




                                                                                         June 29,
                                                                                           2000               December 30,
                                                                                         Unaudited                1999
                                                                                         ---------             ---------
Assets
------
Current Assets:
 Cash and cash equivalents                                                               $   5,930             $   5,657
 Accounts receivable (net of allowance for doubtful accounts
        of $4,480 in 2000 and $3,156 in 1999)                                              338,850               357,411
 Other current assets                                                                       42,948                35,140
                                                                                         ---------             ---------
     Total current assets                                                                  387,728               398,208

Property and Equipment (net of accumulated depreciation
 and amortization of $23,980 in 2000 and $21,583 in 1999)                                   40,407                40,795

Intangible Assets (net of accumulated amortization of
 $63,637 in 2000 and $55,755 in 1999)                                                      143,480               149,159

Other Assets                                                                                44,725                51,511
                                                                                         ---------             ---------

Total Assets                                                                             $ 616,340             $ 639,673
                                                                                         =========             =========




See accompanying notes to consolidated condensed financial statements.


                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 29, 2000 AND DECEMBER 30, 1999
                      (In thousands, except share amounts)


                                                                                          June 29,
                                                                                            2000              December 30,
                                                                                         Unaudited                1999
                                                                                         ---------             ---------

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Notes payable and current portion of long-term debt                                     $  14,317             $   8,242
 Accounts payable                                                                           61,392                85,357
 Deferred revenue and customer advances                                                      8,221                 6,048
 Accrued liabilities                                                                       148,393               133,374
                                                                                         ---------             ---------
     Total current liabilities                                                             232,323               233,021

Long-Term Debt                                                                             315,873               334,944

Other Liabilities and Deferred Credits                                                      46,857                55,718

Contingencies and Litigation                                                                     -                     -

Temporary Equity:
 Redeemable common stock -
   ESOP shares, 7,451,988 and 7,350,937
     shares issued and outstanding in 2000 and 1999,
     respectively, subject to restrictions                                                 191,690               182,974
   Other, 426,217 shares issued and outstanding in
     2000 and 1999, respectively                                                             7,003                 6,142

Stockholders' Equity:
 Common  stock,  par value ten cents per share, authorized
   20,000,000  shares; issued 4,809,771 and 4,908,447 shares
   in 2000 and 1999, respectively                                                              481                   491
 Paid-in surplus                                                                           133,799               133,338
 Accumulated other comprehensive income                                                         (4)                   (9)
 Reclassification to temporary equity for redemption value
   greater than par value                                                                 (197,905)             (188,339)
 Deficit                                                                                   (71,140)              (72,887)
 Common stock held in treasury, at cost; 2,282,696 and
   2,301,262 shares in 2000 and 1999, respectively                                         (42,637)              (43,062)
 Unearned ESOP shares                                                                            -                (2,658)
                                                                                         ---------             ---------

Total Liabilities and Stockholders' Equity                                               $ 616,340             $ 639,673
                                                                                         =========             =========




See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                    UNAUDITED


                                                                       Three Months End                 Six Months Ended
                                                                       ----------------                 ----------------
                                                                   June 29,         July 1,        June 29,          July 1,
                                                                     2000            1999            2000             1999
                                                                   --------        --------        --------         --------


Revenues                                                           $445,302        $321,262        $873,802         $633,148

Costs and expenses:
   Costs of services                                                420,278         303,820         827,628          599,188
   Corporate general and administrative                               8,046           5,674          14,655           11,091
   Interest income                                                     (641)           (261)         (1,469)          (1,038)
   Interest expense                                                  10,526           4,489          20,695            8,544
   Other                                                              2,783           2,050           6,584            2,285
                                                                   --------        --------        --------         --------
                 Total costs and expenses                           440,992         315,772         868,093          620,070

Earnings before income taxes and minority interest                    4,310           5,490           5,709           13,078
       Provision for income taxes                                     1,544           1,973           1,888            4,566
                                                                   --------        --------        --------         --------

Earnings before minority interest                                     2,766           3,517           3,821            8,512
       Minority interest                                                635             205           1,213            1,309
                                                                   --------        --------        --------         --------

Net earnings                                                       $  2,131        $  3,312        $  2,608         $  7,203
                                                                   ========        ========        ========         ========

       Accretion of mezzanine shares to redeemable value                437               -             861                -

Common stockholders' share of net earnings                         $  1,694        $  3,312        $  1,747         $  7,203
                                                                   ========        ========        ========         ========

Basic earnings per share                                           $   0.16        $   0.33        $   0.17         $   0.71

Diluted earnings per share                                         $   0.16        $   0.32        $   0.16         $   0.70

Weighted average number of shares
   outstanding for basic earnings per share                          10,495          10,062          10,448           10,127

Weighted average number of shares
   outstanding for diluted earnings per share                        10,693          10,317          10,663           10,324



See accompanying notes to consolidated condensed financial statements.


                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                    UNAUDITED

                                                                                             Six Months Ended
                                                                                             ----------------
                                                                                       June 29,             July 1,
                                                                                         2000                1999
                                                                                       -------              -------


Cash Flows from Operating Activities:
Common stockholders' share of net earnings                                             $ 1,747              $ 7,203
Adjustments to reconcile net earnings from operations to net cash provided by operating activities:
    Depreciation and amortization                                                       12,038                4,587
    Accretion of mezzanine shares to redeemable value                                      861                    -
    Increase in reserves for divested businesses                                             -                2,000
    Other                                                                                  181                 (848)
Changes in current assets and liabilities, net of acquisitions:
   Decrease in current assets except cash and cash equivalents                          10,760                2,483
   (Decrease) increase in current liabilities excluding notes payable
     and current portion of long-term debt                                             (13,714)               9,237
                                                                                       -------              -------
         Cash provided by operating activities                                          11,873               24,662

Cash Flows from Investing Activities:
Sale of property and equipment                                                          10,890                   34
Purchase of property and equipment                                                      (9,893)              (2,699)
Increases in investment in unconsolidated affiliates                                    (1,631)              (2,415)
Capitalized cost of new financial and human resource systems                              (240)              (5,101)
Other                                                                                     (128)                 (32)
                                                                                       -------              -------
         Cash used in investing activities                                              (1,002)             (10,213)

Cash Flows from Financing Activities:
Treasury stock purchased                                                                     -               (6,237)
Payment on indebtedness                                                               (191,981)             (97,656)
Proceeds from debt issuance                                                            175,568              115,726
Payment received on Employee Stock Ownership Trust note                                  2,958                3,665
Loan to Employee Stock Ownership Trust                                                    (300)              (7,746)
Pay-in kind interest on Subordinated Notes                                               3,397                    -
Other                                                                                     (240)                 317
                                                                                       -------              -------
         Cash (used in) provided by financing activities                               (10,598)               8,069

Net Increase in Cash and Cash Equivalents                                                  273               22,518
Cash and Cash Equivalents at Beginning of the Period                                     5,657                4,088
                                                                                       -------              -------
Cash and Cash Equivalents at End of the Period                                         $ 5,930              $26,606
                                                                                       =======              =======

Supplemental Cash Flow Information:
Cash paid for income taxes                                                             $ 3,977              $ 2,179
                                                                                       =======              =======
Cash paid for interest                                                                 $12,137              $ 7,144
                                                                                       =======              =======

See accompanying notes to consolidated condensed financial statements.


                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED



                                                              Adjustment for                                           Accumulated
                                                                Redemption                              Unearned          Other
                                       Common   Paid-in        Value Greater               Treasury       ESOP        Comprehensive
                                       Stock    Surplus       than Par Value   Deficit       Stock       Shares           Income
                                       ----    --------         ----------   ----------    ---------     -------           ----


Balance, December 30, 1999             $491    $133,338         $(188,339)   $ (72,887)    $(43,062)     $(2,658)          $(9)

Employee compensation plans
   (option exercises, restricted
    stock plan, incentive bonus)                   (400)                                        425
Loans to the Employee Stock
   Ownership Trust                                                                                          (300)
Payment received on
   Employee Stock Ownership
   Trust note                                                                                              2,958
Reclassification to redeemable
   common stock                         (10)                       (8,705)
Accretion of mezzanine shares
    to redeemable value                             861                           (861)
                                                                     (861)
Translation adjustment                                                                                                       5
Net earnings                                                                     2,608
                                       ----    --------         ----------   ----------    ---------     -------           ----
Balance, June 29, 2000                 $481    $133,799         $(197,905)   $ (71,140)    $(42,637)     $     -           $(4)
                                       ====    ========         ==========   ==========    =========     =======           ====



See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 29, 2000

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

Note 2.  Accrued Liabilities

      Accrued liabilities as of June 29, 2000 and July 1, 1999 included accrued salaries of $66.4 million and $73.0 million, respectively.

Note 3.  Redeemable Common Stock

      Common stock which is redeemable upon the exercise of puts under the Company's Employee Stock Ownership Plan ("ESOP") and under the registration rights agreement noted below has been reflected as Temporary Equity at each balance sheet date and consists of the following:


                                                       Balance at                                      Balance at
                                     Redeemable         June 29,                     Redeemable       December 30,
                     Shares            Value              2000            Shares        Value             1999
                   ---------          ------            ---------        ---------     ------          ---------


ESOP Shares        3,313,729          $28.50            $  94,441        3,313,729     $27.50          $  91,128
                   4,138,259          $23.50               97,249        4,037,208     $22.75             91,846
                   ---------                            ---------        ---------                     ---------
                   7,451,988                            $ 191,690        7,350,937                     $ 182,974
                                                        =========        =========                     =========

Other Shares         426,217          $16.43            $   7,003          426,217     $14.41          $   6,142
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

Note 4.  Employee Stock Ownership Trust

      From time to time, the Company makes collateralized loans to the Employee Stock Ownership Trust ("ESOT") to purchase shares and pay off expiring loans. During the first half of 2000, the Company loaned the ESOT $0.3 million and the ESOT paid back to the Company $3.0 million of the outstanding loan balance. Unpaid loan balances are reflected as a reduction of stockholders' equity. There were no outstanding loan balances as of June 29, 2000 and $2.7 million outstanding as of December 30, 1999. The unpaid loan balances represented 101,052 shares at December 30, 1999.

Note 5.  Income Taxes

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




                                                                  Three Months Ended            Six Months Ended
                                                                  ------------------            ----------------

                                                                 June 29,     July 1,        June 29,       July 1,
                                                                   2000        1999            2000          1999
                                                                  ------       ------         ------        ------

     Weighted average shares outstanding for basic EPS            10,495       10,062         10,448        10,127
        Effect of dilutive securities:
           Stock options                                            198           255           215            197
                                                                  ------       ------         ------        ------
     Weighted average shares outstanding for diluted EPS          10,693       10,317         10,663        10,324
                                                                  ======       ======         ======        ======


Note 7.  Recently Issued Accounting Pronouncements

      In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, which amends certain accounting and reporting standards of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 138 is to be adopted concurrently with SFAS 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, the Company does not expect that the adoption of this new standard will have a material impact on its results of operations, financial condition or cash flows.

Note 8.  Business Segments

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

      Revenues, operating profit and identifiable assets for the Company's three business segments for 2000 and the comparable periods for 1999 are presented below:

                                                                       Three Months Ended                   Six Months Ended
                                                                       ------------------                   ----------------
                                                                 June 29,           July 1,              June 29,          July 1,
                                                                   2000              1999                 2000              1999
                                                                 ---------         ---------            ---------        ---------

     Revenues
     --------
        DTS                                                      $ 216,597         $ 158,975            $ 425,782        $ 315,405
        DI&ET                                                      170,621           162,287              337,142          317,743
        DIS                                                         58,084                 -              110,878                -
                                                                 ---------         ---------            ---------        ---------

                                                                 $ 445,302         $ 321,262            $ 873,802        $ 633,148
                                                                 =========         =========            =========        =========

     Operating Profit (a)
     ----------------
        DTS                                                      $   9,211         $   7,649            $  17,687        $  14,609
        DI&ET                                                       10,145             9,429               18,848           18,398
        DIS                                                          5,124                 -                8,514                -
                                                                 ---------         ---------            ---------        ---------

                                                                    24,480            17,078               45,049           33,007

     Corporate general and administrative                            8,046             5,674               14,655           11,091
     Interest income                                                  (641)             (261)              (1,469)          (1,038)
     Interest expense                                               10,526             4,489               20,695            8,544
     Goodwill amortization                                             937               393                1,827              786
     Minority interest included in operating profit                   (635)             (205)              (1,213)          (1,309)
     Amortization of intangibles of acquired companies               2,526               365                5,263              749
     Other miscellaneous                                              (589)            1,133                 (418)           1,106
                                                                 ---------         ---------            ---------        ---------

     Earnings before income taxes and minority interest          $   4,310         $   5,490            $   5,709        $  13,078
                                                                 =========         =========            =========        =========

                                                                  June 29,                             December 30,
                                                                    2000                                  1999
                                                                 ---------                              --------
     Identifiable Assets
     -------------------
          DTS                                                    $ 179,745                              $173,629
          DI&ET                                                    184,932                               205,798
          DIS                                                      203,976                               206,083
          Corporate                                                 47,687                                54,163
                                                                 ---------                              --------
                                                                 $ 616,340                              $639,673
                                                                 =========                              ========

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

Results of Operations
---------------------

The Company provides diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the Department of Defense, the Department of Energy, the Department of State, the Department of Justice, National Aeronautics and Space Administration and various other U.S., state and local government agencies, commercial clients and foreign governments. The following discusses the Company's results of operations and financial condition for the three and six months ended June 29, 2000 and the comparable periods for 1999.

Revenues and Operating Profit
-----------------------------

For the three and six months ended June 29, 2000, revenue increased 38.6% and 38.0% to $445.3 million and $873.8 million, respectively, compared to $321.3 million and $633.1 million for the comparable periods in 1999. DynCorp Information Systems LLC ("DIS"), which was acquired on December 10, 1999 from GTE Corporation, accounted for approximately 46.8% and 46.1%, respectively, of the revenue increases. Operating profit, defined as the excess of revenues over operating expenses and certain non-operating expenses, increased 43.3% and 36.5% to $24.5 million and $45.1 million, respectively, compared to $17.1 million and $33.0 million for the comparable periods in 1999. DIS accounted for approximately 69.2% and 70.7%, respectively, of the operating profit increases.

For the three and six months ended June 29, 2000, DIS had revenues of $58.1 million and $110.9 million and operating profit of $5.1 million and $8.5 million, respectively. The Company's actual results for the three and six month periods ending July 1, 1999 do not include DIS results.

DynCorp Technology Services' ("DTS") revenues for the three and six months ended June 29, 2000, grew 36.2% and 35.0%, respectively, to $216.6 million and $425.8 million, respectively, compared to $159.0 million and $315.4 million for the comparable periods in 1999. The increase in revenues in the first and second quarters compared to the same periods in 1999 resulted from increased tasking on State Department contracts providing protective support services in several countries, increased services on a contract in support of the government's drug eradication program, and increases in the level of effort on contracts providing repair and maintenance on military aircraft. Also contributing to the increase in revenue were increases in the purchase of reimbursable materials for the customer at Fort Rucker and increased services on certain base operations support contracts.

Operating profit for DTS increased 20.4% and 21.1% to $9.2 million and $17.7 million for the three and six months ended June 29, 2000, compared to $7.6 million and $14.6 million for the comparable prior year periods. The increase in operating profit for the second quarter 2000 compared to the second quarter 1999 was due mostly to the growth in the State Department contracts providing protective services and the increases in services providing repair and maintenance on military aircraft. Operating profits did not grow as signifi-cantly as revenue due to not receiving profit on the sale of materials for certain contracts and the start-up costs for several new contracts.

DynCorp Information and Enterprise Technology ("DI&ET") reported revenue growth of 5.1% and 6.1% to $170.6 million and $337.1 million, respectively, compared to $162.3 million and $317.7 million for the comparable periods in 1999. The revenue increases were primarily due to increases on a subcontract from the Department of Commerce Bureau of the Census, which began generating revenue in the second half of 1999, and growth in a contract with the U.S. Postal Service, which became operational in 1999. Also contributing to DI&ET's higher revenue was growth in a joint venture for vaccine technology services for the Department of Defense, which was just staring up in the first six months of 1999, increased tasking on several General Service Administration IDIQ contracts, new contracts in health information technology services, and a contract awarded in late 1999 with the Department of Housing and Urban Development which became operational in 2000. Partially offsetting these increases in revenue were the loss of a subcontract with the U.S. Postal Service and of a contract with the Immigration and Naturalization Service. Prior year six month revenues on these two contracts totaled $40.8 million.

For the three and six months ended June 29, 2000, operating profit for DI&ET increased 7.6% and 2.5% to $10.1 million and $18.9 million, respectively, compared to $9.4 million and $18.4 million for the comparable prior year periods. The increase in operating profit resulted from the Department of Commerce Bureau of the Census contract and growth in a contract with the U.S. Postal Service. Offsetting this increase to operating profit was the loss of the Immigration and Naturalization Service contract.

Cost of Services
----------------

Cost of services for the second quarter and first six months of 2000 was 94.4% and 94.7%, respectively, of revenue as compared to 94.6% for both of the comparable periods in 1999. The increase in the first six months cost of services' percentage compared to the comparable period of 1999 was due to higher phase-in costs for new contracts at DTS. The increase in the cost of service percentage of revenue in the first six months of 2000 was slightly offset by a lower percentage of approximately 92.5% for DIS. For the six months ended June 29, 2000, cost of services increased by $228.4 million, or 38.1% over the comparable period in 1999. DIS cost of services comprised $102.5 million of the increase.

Corporate General and Administrative Expense
--------------------------------------------

Corporate general and administrative expense for the second quarter and first six months of 2000 was $8.0 million and $14.7 million, respectively, as compared to $5.7 million and $11.1 million for the comparable periods in 1999, an increase of $2.4 million and $3.6 million, respectively. Corporate general and administrative expense as a percentage of revenue was 1.7% and 1.8% for the six months ended June 29, 2000 and July 1, 1999, respectively. The expense increase relates primarily to the Company's implementation of the new financial and human resource software packages. The Company has moved from the design and development phase of this resystemization into the implementation phase and is now expensing versus capitalizing the associated costs. The Company also experienced smaller increases in consulting, recruitment, and advertisement expenses, along with higher costs related to the new corporate headquarters building.

Interest Expense
----------------

For the three and six months ended June 29, 2000, interest expense was $10.5 million and $20.7 million, respectively, compared to $4.5 million and $8.5 million for the comparable periods in 1999. The increase in interest expense was attributable to higher average debt levels as a result of borrowings to fund the DIS acquisition in December 1999 and higher weighted average interest rates in the first six months of 2000 compared to the first six months of 1999. The weighted average levels of indebtedness were approximately $351.3 million and $183.9 million in the six months ended June 29, 2000 and July 1, 1999, respectively.

Other Expense
-------------

Other expense was $2.8 million and $6.6 million, respectively, for the three and six months ended June 29, 2000 compared to $2.1 million and $2.3 million for the comparable periods of 1999. The increase in three and six months other expense compared to the comparable periods in 1999 resulted mostly from the amortization of intangible assets recorded in connection with the acquisition of DIS in 1999, offset by a gain of $0.5 million on the sale of the Company's majority ownership interest in a limited liability company in the second quarter of 2000. Amortization costs related to DIS at June 29, 2000 totaled $6.3 million.

Income Taxes
------------

The provision for income taxes in 2000 and 1999 is based upon an estimated annual effective tax rate, including the impact of permanent differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The provision for income taxes decreased by $0.4 million to $1.5 million for the three months ended June 29, 2000 compared to $2.0 million in the comparable period in 1999. The decrease was due to lower pretax income partially offset by a higher effective tax rate in 2000, compared to the same period in 1999. For the six months ended June 29, 2000, the provision for income taxes decreased by $2.7 million to $1.9 million compared to $4.6 million in the comparable period in 1999. The decrease was due to higher pretax earnings in the first half of 1999, partially offset by a slightly lower effective tax rate in the same period. The Company's effective tax rate approximated 42.0% for the three and six months ended June 29, 2000 compared to 38.8% in the comparable periods in 1999.

Backlog
-------

The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $4.6 billion at June 29, 2000 compared to $4.4 billion at December 30, 1999, a net increase of $0.2 billion. The backlog at June 29, 2000 consisted of $2.3 billion for DTS, $1.9 billion for DI&ET, and $0.4 billion for DIS compared to December 30, 1999 backlog of $2.2 billion for DTS, $1.7 billion DI&ET and $0.5 billion for DIS. Subsequent to the second quarter, the Company was awarded two significant contracts in the military aircraft mainten-ance and base operations area. These two contracts, $0.9 billion for ten years and $0.3 billion for seven years,are anticipated to increase the Company's back-log by approximately $1.2 billion. The $0.3 billion contract is under protest.

Working Capital and Cash Flow
-----------------------------

Working capital, defined as current assets less current liabilities, was $155.4 million at June 29, 2000 compared to $165.2 million at December 30, 1999, a decrease of $9.8 million. The ratio of current assets to current liabilities at June 29, 2000 and December 30, 1999 was 1.7. The decrease was primarily the re-sult of the higher current portion of notes payable and long-term debt and lower accounts receivable balance, offset slightly by lower accounts payable and higher other current assets balances. The higher current portion of debt is due to a higher portion of the Senior Secured Credit Agreement Term B loans becoming current as of June 29, 2000. The decrease in accounts payable is due to seasonality in the account.

Cash provided by operations was $11.9 million in the six months of 2000, as compared to $24.7 million in the six months of 1999, a decrease in cash provided of $12.8 million. The decrease resulted primarily from lower net earnings due to higher interest expense and a decrease in accounts payable, partially offset by a decrease in accounts receivable. The decrease in accounts receivable re-sulted from higher customer collections, which were used for payment of accounts payable.

Investing activities used funds of $1.0 million in the six months ended June 29, 2000. In March 2000, the Company sold an office building located in Alexandria, Virginia to a third party for $10.5 million, and simultaneously closed on a lease of that property from the new owner. The Company used a portion of the net proceeds to pay off the mortgage on the property. Partially offsetting the cash provided from the sale of the office building was cash used for the purchase of other property and equipment of approximately $10.3 million. During the first six months of 1999, investing activities used funds of $10.2 million principally for the purchase of property and equipment and the capitalized cost of new software for internal use.

Financing activities used funds of $10.6 million during the six months ended June 29, 2000, which consisted primarily of the payoff of the mortgage on the Alexandria office building that the Company sold in the first quarter of 2000. The Company also reduced its outstanding borrowings under the Senior Secured Credit Agreement Term B loans maturing December 9, 2006 by $7.6 million and the Senior Secured Credit Agreement Revolving Credit Facility by a net of $6.3 million. Offsetting these reductions in cash flows were the funds provided of $3.4 million related to the pay-in kind interest on Subordinated Notes. During the first six months of 1999, financing activities provided net funds of $8.1 million, which consisted primarily of additional borrowing against the Contract Receivable Collateralized Class B Variable Rate Note. The proceeds were used to make a loan to the ESOT, to fund the Company's purchase of common stock from ESOP participants and other investors, and to finance working capital needs.

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

The following presentation represents the Company's computation of EBITDA (in thousands):

                                                                      Three Months Ended            Six Months Ended
                                                                      ------------------            ----------------
                                                                   June 29,          July 1,      June 29,            July 1,
                                                                    2000              1999          2000                1999
                                                                   -------          -------       -------            -------



Net earnings                                                       $ 2,131          $ 3,312       $ 2,608            $ 7,203
   Depreciation and amortization                                     6,025            2,277        12,038              4,587
   Interest expense, net                                             9,885            4,228        19,226              7,506
   Income taxes                                                      1,544            1,973         1,888              4,566
   Amortization of deferred debt expense                              (432)            (180)         (703)              (366)
   Debt issue discount                                                 (11)              (9)          (21)               (18)
                                                                   -------          -------       -------            -------
EBITDA                                                             $19,142          $11,601       $35,036            $23,478
                                                                   =======          =======       =======            =======


EBITDA (as defined above) increased by $7.5 million, or 65.0%, to $19.1 million for the second quarter of 2000 as compared to the comparable period in 1999. For the first six months of 2000, EBITDA grew by $11.6 million, or 49.2%, to $35.0 million as compared to the first six months of 1999. The increases in EBITDA in the three and six month periods in 2000, as compared to the similar periods in 1999, are primarily attributable to higher operating profits as discussed above.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company is exposed to market risk from changes in interest rates on its floating rate debt. The Company manages its exposure to this market risk through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. The Company has managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on $100.0 million of its LIBOR indexed debt until February 2002. The Company's use of derivative financial instruments is to man-age its exposures to fluctuations in interest rates and foreign exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. For more information related to the Company's floating rate debt, see Long-term Debt in the Notes to the Consolidated Financial Statements in the Form 10-K.

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the annual meeting of stockholders, held on July 18, 2000, at the Company's headquarters in Reston, Virginia, the stockholders of the Company elected the following individuals to the Board of Directors for the terms set forth:

     Director                   Term              Votes Cast For        Votes Withheld/Against
     --------                   ----              --------------        ----------------------

     Russell E. Dougherty       One year          9,232,979             540,873
     T. Eugene Blanchard        Three years       9,272,194             501,656
     Paul V. Lombardi           Three years       9,233,937             539,913
     Dudley C. Mecum II         Three years       9,267,442             506,408

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

         10.3    Executive Incentive Plan, as amended (filed herewith)

(b)  Reports on Form 8-K

   None filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DYNCORP




Date:  August 11, 2000                               /S/ P.C. FitzPatrick
                                                     --------------------
                                                     P.C. FitzPatrick
                                                     Senior Vice President
                                                     and Chief Financial Officer



Date:  August 11, 2000                               /S/ J.J. Fitzgerald
                                                     -------------------
                                                     J.J. Fitzgerald
                                                     Vice President
                                                     and Corporate Controller