Form 10-Q/A
period 2000-06-29
DYNCORP
filed 2000-08-14
CIK 30770

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding as of August 9, 2000
          -----                               --------------------------------
 Common Stock, $0.10 par value                           10,405,280
















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



Date:  August 11, 2000                           /S/ J.J. Fitzgerald
                                                 --------------------
                                                 J.J. Fitzgerald
                                                 Vice President
                                                 and Corporate Controller