Form 10-Q
period 2000-09-28
DYNCORP
filed 2000-11-13
CIK 30770

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
       September 28, 2000                  Commission file number 1-3879

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding as of November 8, 2000
                -----                       ----------------------------------
    Common Stock, $0.10 par value                       10,409,088

                            DYNCORP AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 28, 2000

                                      INDEX



                                                                          Page
                                                                          ----


PART I.  FINANCIAL INFORMATION
-------------------------------

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets at
         September 28, 2000 and December 30, 1999                          3-4

     Consolidated Condensed Statements of Operations for
         Three and Nine Months Ended September 28, 2000
         and September 30, 1999                                            5

     Consolidated Condensed Statements of Cash Flows for
         Nine Months Ended September 28, 2000
         and September 30, 1999                                            6

     Consolidated Statement of Stockholders' Equity                        7

     Notes to Consolidated Condensed Financial Statements                  8-11

   Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                             12-16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk      16

PART II.  OTHER INFORMATION
---------------------------

   Item 6.  Exhibits and Reports on Form 8-K                               17

     Signatures                                                            18

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 28, 2000 AND DECEMBER 30, 1999
                                 (In thousands)




                                                                                       September 28,
                                                                                           2000              December 30,
                                                                                         Unaudited               1999
                                                                                         ---------            ---------

Assets
------
Current Assets:
 Cash and cash equivalents                                                               $  13,776              $  5,657
 Accounts receivable (net of allowance for doubtful accounts
     of $4,009 in 2000 and $3,156 in 1999)                                                 336,712               357,411
 Other current assets                                                                       33,437                35,140
                                                                                         ---------              --------
     Total current assets                                                                  383,925               398,208

Property and Equipment (net of accumulated depreciation
 and amortization of $21,979 in 2000 and $21,583 in 1999)                                   45,153                40,795

Intangible Assets (net of accumulated amortization of
 $68,120 in 2000 and $55,755 in 1999)                                                      186,312               149,159

Other Assets                                                                                62,201                51,511
                                                                                         ---------             ---------

Total Assets                                                                             $ 677,591             $ 639,673
                                                                                         =========             =========




See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 28, 2000 AND DECEMBER 30, 1999
                      (In thousands, except share amounts)


                                                                                       September 28,
                                                                                           2000                December 30,
                                                                                         Unaudited                1999
                                                                                         ---------              ---------

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Notes payable and current portion of long-term debt                                   $    19,872           $     8,242
 Accounts payable                                                                           63,306                85,357
 Deferred revenue and customer advances                                                      8,635                 6,048
 Accrued liabilities                                                                       162,928               133,374
                                                                                       -----------           -----------
     Total current liabilities                                                             254,741               233,021

Long-Term Debt                                                                             311,025               334,944

Other Liabilities and Deferred Credits                                                      87,449                55,718

Contingencies and Litigation                                                                     -                     -

Temporary Equity:
 Redeemable common stock -
   ESOP shares, 7,477,163 and 7,350,937
     shares issued and outstanding in 2000 and 1999,
     respectively, subject to restrictions                                                 186,674               182,974
   Other, 426,217 shares issued and outstanding                                              7,489                 6,142

Stockholders' Equity:
 Common  stock,  par value ten cents per share, authorized
   20,000,000  shares; issued 4,786,155 and 4,908,447 shares
   in 2000 and 1999, respectively                                                              479                   491
 Paid-in surplus                                                                           134,235               133,338
 Accumulated other comprehensive income (loss)                                                  12                    (9)
 Reclassification to temporary equity for redemption value
   greater than par value                                                                 (193,372)             (188,339)
 Deficit                                                                                   (68,622)              (72,887)
 Common stock held in treasury, at cost; 2,281,362 and
   2,301,262 shares in 2000 and 1999, respectively                                         (42,519)              (43,062)
 Unearned ESOP shares                                                                            -                (2,658)
                                                                                       -----------           -----------

Total Liabilities and Stockholders' Equity                                             $   677,591           $   639,673
                                                                                       ===========           ===========




See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                    UNAUDITED



                                                                       Three Months Ended              Nine Months Ended
                                                                       ------------------              -----------------

                                                               September 28,     September 30,     September 28,     September 30,
                                                                    2000             1999              2000              1999
                                                                    ----             ----              ----              ----


Revenues                                                        $ 467,673        $ 334,635       $ 1,341,475         $ 967,782

Costs and expenses:
   Costs of services                                              440,795          318,354         1,268,470           917,190
   Corporate general and administrative                             7,828            4,291            22,484            15,381
   Interest income                                                   (830)            (338)           (2,299)           (1,375)
   Interest expense                                                10,281            4,466            30,977            13,010
   Amortization of intangibles of acquired companies                4,174            1,770            11,264             3,306
   Other expense                                                     (379)            (440)             (931)              660
                                                                ---------        ---------       -----------         ---------
                 Total costs and expenses                         461,869          328,103         1,329,965           948,172

Earnings before income taxes and minority interest                  5,804            6,532            11,510            19,610
       Provision for income taxes                                   2,175            2,306             4,062             6,872
                                                                ---------        ---------       -----------         ---------

Earnings before minority interest                                   3,629            4,226             7,448            12,738
       Minority interest                                              625              590             1,839             1,899
                                                                ---------        ---------       -----------         ---------

Net earnings                                                    $   3,004        $   3,636       $     5,609         $  10,839
                                                                =========        =========       ===========         =========

        Accretion of mezzanine shares to redeemable value             483                -             1,344                 -

Common stockholders' share of net earnings                      $   2,521        $   3,636       $     4,265         $  10,839
                                                                =========        =========       ===========         =========

Basic earnings per share                                        $    0.24        $    0.37       $      0.41         $    1.08

Diluted earnings per share                                      $    0.24        $    0.36       $      0.40         $    1.06

Weighted average number of shares
   outstanding for basic earnings per share                        10,503            9,859            10,464            10,047

Weighted average number of shares
   outstanding for diluted earnings per share                      10,718           10,137            10,679            10,268



See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                    UNAUDITED



                                                                                          Nine Months Ended
                                                                                          -----------------
                                                                                September 28,          September 30,
                                                                                    2000                   1999
                                                                                    ----                   ----


Cash Flows from Operating Activities:
Common stockholders' share of net earnings                                       $  4,265                 $ 10,839
Adjustments to reconcile common stockholders' share of net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                   18,646                    8,318
   Accretion of mezzanine shares to redeemable value                                1,344                        -
   Other                                                                              822                   (3,034)
Changes in current assets and liabilities, net of acquisitions and dispositions:
   Decrease (increase) in current assets except cash and cash equivalents          12,436                   (3,109)
   (Decrease) increase in current liabilities excluding notes payable
     and current portion of long term-debt                                        (11,960)                   2,605
                                                                                 --------                 --------
         Cash provided by operating activities                                     25,553                   15,619
                                                                                 --------                 --------

Cash Flows from Investing Activities:
Sale of property and equipment                                                     10,628                      216
Purchase of property and equipment                                                (15,890)                  (9,812)
Assets and liabilities of acquired business                                        (2,500)                       -
Assets and liabilities of business sold                                             2,300                        -
Increase in investments in unconsolidated affiliates                               (1,536)                  (2,570)
Capitalized cost of new financial and human resource systems                         (240)                  (5,817)
Other                                                                                (347)                     196
                                                                                 --------                 --------
         Cash used in investing activities                                         (7,585)                 (17,787)
                                                                                 --------                 --------

Cash Flows from Financing Activities:
Treasury stock purchased                                                                -                   (6,605)
Payment on indebtedness                                                          (196,465)                (146,733)
Proceeds from debt issuance                                                       179,101                  166,729
Pay-in kind interest on Subordinated Notes                                          5,042                        -
Payment received on Employee Stock Ownership Trust note                             2,958                    6,992
Loan to Employee Stock Ownership Trust                                               (300)                 (11,082)
Other                                                                                (185)                     316
                                                                                 --------                 --------
         Cash (used in) provided by financing activities                           (9,849)                   9,617
                                                                                 --------                 --------

Net Increase in Cash and Cash Equivalents                                           8,119                    7,449
Cash and Cash Equivalents at Beginning of the Period                                5,657                    4,088
                                                                                 --------                 --------
Cash and Cash Equivalents at End of the Period                                   $ 13,776                 $ 11,537
                                                                                 ========                 ========
Supplemental Cash Flow Information:
Cash paid for income taxes                                                       $  4,464                 $  4,585
                                                                                 ========                 ========
Cash paid for interest                                                           $ 22,957                 $ 13,542
                                                                                 ========                 ========


See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED


                                                            Adjustment for                                          Accumulated
                                                              Redemption                               Unearned        Other
                                      Common    Paid-in      Value Greater               Treasury        ESOP      Comprehensive
                                       Stock    Surplus     than Par Value    Deficit      Stock        Shares     Income (Loss)
                                       -----    -------     --------------    -------      -----        ------     -------------



Balance, December 30, 1999             $ 491    $ 133,338   $(188,339)        $(72,887)    $(43,062)    $(2,658)   $ (9)

Employee compensation plans
   (option exercises, restricted
    stock plan, incentive bonus)                     (447)                                      543
Loans to the Employee Stock
   Ownership Trust                                                                                         (300)
Payment received on
   Employee Stock Ownership
   Trust note                                                                                            2,958
Reclassification to redeemable
   common stock                          (12)                  (3,689)
Accretion of mezzanine shares
   to redeemable value                              1,344      (1,344)          (1,344)
Unrealized gains on securities                                                                                       29
Translation adjustment                                                                                               (8)
Net earnings                                                                     5,609
                                       -----    ---------   ---------         --------     --------     -------    ----
Balance, September 28, 2000            $ 479    $ 134,235   $(193,372)        $(68,622)    $(42,519)    $     -    $ 12
                                       =====    =========   =========         ========     ========     =======    ====



See accompanying notes to consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2000

                                    UNAUDITED

Note 1.  Basis of Presentation

      The Company has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain amounts presented for prior periods have been reclassified to conform to the 2000 presentation.

Note 2.  Accrued Liabilities

      Accrued  liabilities  as of  September  28,  2000 and  December  30,  1999
      included   accrued   salaries  of  $71.1   million   and  $73.0   million,
      respectively.

Note 3.  Redeemable Common Stock

      Common stock which is redeemable upon the exercise of puts under the Company's Employee Stock Ownership Plan ("ESOP") and under the registration rights agreement noted below has been reflected as Temporary Equity at each balance sheet date and consists of the following:


                                              Balance at                                    Balance at
                               Redeemable    September 28,                 Redeemable      December 30,
               Shares            Value           2000          Shares         Value            1999
               ------            -----           ----          ------         -----            ----

ESOP Shares    3,313,729          $27.75        $ 91,956       3,313,729     $27.50          $ 91,128
               4,163,434          $22.75          94,718       4,037,208     $22.75            91,846
               ---------                        --------       ---------                     --------
               7,477,163                        $186,674       7,350,937                     $182,974
               =========                        ========       =========                     ========

Other Shares     426,217          $17.57        $  7,489         426,217     $14.41          $  6,142
               =========                        ========       =========                     ========


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

      On December 10, 1999, as part of the financing for the GTE Information Systems, LLC acquisition, the Company sold 426,217 shares of the Company's stock. Under a contemporaneous registration rights agreement, the holders of these shares of stock will have a put right to the Company commencing on December 10, 2003, at a price of $40.53 per share, unless one of the following events has occurred prior to such date or the put right has been exercised: (1) an initial public offering of the Company's common stock has been consummated; (2) all the Company's common stock has been sold;
      (3) all the Company's assets have been sold in such a manner that the holders have received cash payments; or (4) the Company's common stock has been listed on a national securities exchange or authorized for quotation on the Nasdaq National Market System for which there is a public market of at least $100 million for the Company's common stock. If, at the time of the holders' exercise of the put right, the Company is unable to pay the put price because of financial covenants in loan agreements or other provisions of law, the Company will not honor the put at that time, and the put price will escalate for a period of up to four years, at which time the put must be honored. The escalation rate increases during such period until the put is honored, and the rate varies from an annualized factor of 22% for the first quarter after the put is not honored up to 52% during the sixteenth quarter.

Note 4.  Employee Stock Ownership Trust

      From time to time, the Company makes collateralized loans to the Employee Stock Ownership Trust ("ESOT") to purchase shares and pay off expiring loans. During the nine months of 2000, the Company loaned the ESOT $0.3 million and the ESOT paid back to the Company $3.0 million of the outstanding loan balance. Unpaid loan balances are reflected as a reduction of stockholders' equity. There were no outstanding loan balances as of September 28, 2000 and $2.7 million outstanding as of December 30, 1999. The unpaid loan balances represented 101,052 unallocated shares at December 30, 1999.

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




                                                          Three Months Ended                 Nine Months Ended
                                                          ------------------                 -----------------
                                                    September 28,     September 30,   September 28,    September 30,
                                                         2000             1999             2000             1999
                                                         ----             ----             ----             ----

Weighted average shares outstanding for basic EPS        10,503           9,859            10,464           10,047
 Effect of dilutive securities:
  Stock options                                             215             278               215              221
                                                         ------          ------            ------           ------
Weighted average shares outstanding for diluted EPS      10,718          10,137            10,679           10,268
                                                         ======          ======            ======           ======


Note 7.  Recently Issued Accounting Pronouncements

      In June 2000, the FASB issued SFAS No. 138, which amends certain accounting and reporting standards of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 138 is to be adopted concurrently with SFAS 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, the Company does not expect that the adoption of this new standard will have a material impact on its results of operations, financial condition or cash flows.

      In September 2000, the FASB issued SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS 140 revises SFAS 125's standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 is to be applied prospectively with certain exceptions. SFAS 140 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

Note 8.  Acquisition

      In September 2000, the Company purchased for $2.5 million certain assets and liabilities of a company which develops and markets proprietary decision-support software and provides related consulting services to evaluate and profile performance of providers engaged in healthcare. The purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary estimated fair value at the date of acquisition, under the purchase method of accounting.

Note 9.  Subsequent Event

      The Company received approximately $20.4 million in October 2000 on a sale and leaseback of various high end communications equipment for a DynCorp Information Systems LLC contract. The lease term is for forty-four months and has been classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases."

Note 10.  Accrued and Other Liabilities

      At the end of the third quarter of 2000, the Company added approximately $55.6 million to contract loss and other reserves as a result of finaliz-ing its evaluation of the estimated future cash flows of contracts and other assets acquired from GTE Information Systems LLC on December 10, 1999. This amount included $14.1 million in accrued liabilities and the remainder in other liabilities and deferred credits. The additional re-serves were primarily related to lower levels of revenue volume on a fixed price contract with the federal government, which is expected to result in significant losses over the term of the contract. This contract ends in 2007. The Company is currently reviewing all of its options, both legal and operational, in order to mitigate these losses. The recording of this operating loss reserve resulted in an increase in goodwill and the de-ferred tax asset.

Note 11.  Business Segments

      The Company has three reportable segments, DynCorp Information and Enterprise Technology ("DI&ET"), DynCorp Technical Services ("DTS") and DynCorp Information Systems LLC ("DIS"). DI&ET provides a wide range of information technology services and other professional services including network and communications engineering, government operational outsourcing, healthcare information and technology services and security and intelligence programs. DTS provides a myriad of specialized technical services including aviation services, range technical services, base operations, and logistics support services. DIS offers a full range of integrated telecommunications services and information technology solutions in the area of professional services, business systems integration, information infrastructure solutions and information technology operations and support.

      Revenues, operating profit and identifiable assets for the Company's three business segments for 2000 and the comparable periods for 1999 are presented below:

                                                               Three Months Ended                       Nine Months Ended
                                                               ------------------                       -----------------
                                                       September 28,        September 30,       September 28,        September 30,
                                                           2000                 1999                2000                 1999
                                                           ----                 ----                ----                 ----

     Revenues
     --------
        DTS                                             $ 235,363            $ 172,187          $   661,145            $ 487,593
        DI&ET                                             174,406              162,448              511,550              480,189
        DIS                                                57,904                    -              168,780                    -
                                                        ---------            ---------          -----------            ---------
                                                        $ 467,673            $ 334,635          $ 1,341,475            $ 967,782
                                                        =========            =========          ===========            =========
     Operating Profit (a)
     ----------------
        DTS                                             $  11,372            $   7,591          $    29,059            $  22,201
        DI&ET                                              10,134                8,587               28,983               26,984
        DIS                                                 4,935                    -               13,449                    -
                                                        ---------            ---------          -----------            ---------
                                                           26,441               16,178               71,491               49,185

     Corporate general and administrative                   7,828                4,291               22,484               15,381
     Interest income                                         (830)                (338)              (2,299)              (1,375)
     Interest expense                                      10,281                4,466               30,977               13,010
     Goodwill amortization                                  1,369                1,405                3,196                2,191
     Amortization of other intangibles of acquired
      companies                                             2,805                  365                8,068                1,115
     Minority interest included in operating profit          (625)                (590)              (1,839)              (1,899)
     Other miscellaneous                                     (191)                  47                 (606)               1,152
                                                        ---------            ---------          -----------            ---------
     Earnings before income taxes and minority interest $   5,804            $   6,532          $    11,510            $  19,610
                                                        =========            =========          ===========            =========

                                                        September 28,                            December 30,
                                                            2000                                    1999
                                                            ----                                    ----
     Identifiable Assets
     -------------------
          DTS                                           $ 190,744                               $   173,629
          DI&ET                                           185,088                                   205,798
          DIS                                             255,663                                   206,083
          Corporate                                        46,096                                    54,163
                                                        ---------                               -----------
                                                        $ 677,591                               $   639,673
                                                        =========                               ===========


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

Results of Operations
---------------------

The Company provides diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the Department of Defense, the Department of Energy, the Department of State, the Department of Justice, National Aeronautics and Space Administration and various other U.S., state and local government agencies, commercial clients and foreign governments. The following discusses the Company's results of operations and financial condition for the three and nine months ended September 28, 2000 and the comparable periods for 1999.

Revenues and Operating Profit
-----------------------------

For the three and nine months ended September 28, 2000, revenue increased 39.8% and 38.6% to $467.7 million and $1,341.5 million, respectively, compared to $334.6 million and $967.8 million for the comparable periods in 1999. DynCorp Information Systems LLC ("DIS"), which was acquired on December 10, 1999 from GTE Corporation, accounted for approximately 43.5% and 45.2%, respectively, of the revenue increases. Operating profit, defined as the excess of revenues over operating expenses and certain non-operating expenses, increased 63.4% and 45.4% to $26.4 million and $71.5 million, respectively, compared to $16.2 million and $49.2 million for the comparable periods in 1999. DIS accounted for approximately 48.1% and 60.3%, respectively, of the operating profit increases.

DynCorp Technical Services' ("DTS") revenues year-over-year showed continued growth for the three and nine months ended September 28, 2000. Revenues grew 36.7% and 35.6% to $235.4 million and $661.1 million, respectively, for the three and nine months of 2000 compared to $172.2 million and $487.6 million for the comparable periods in 1999. The increase in revenues in the third quarter and year-to-date compared to the same periods in 1999 resulted from increased tasking on State Department contracts providing protective support services in several countries, increased services on a contract in support of the government's drug eradication program, increases on an international logistical support contract and increases in the level of effort on contracts providing repair and maintenance on military aircraft. DTS' revenues were also increased by the phase in of a new contract in the military aircraft maintenance and base operations area in the third quarter and the increased tasking on a first year contract with the US Army. Also contributing to the increase in revenue was a $15.8 million increase in year-to-date purchases of reimbursable materials for the customer at Fort Rucker and increased services on certain base operations support contracts.

Management expects DTS revenue for the fourth quarter of 2000 to be approximately the same or slightly higher than the third quarter of 2000. Due to the recent contract wins by DTS, noted below in backlog, management expects DTS revenue to continue to grow in 2001, but at a slower rate than experienced in 2000.

Operating profit for DTS increased 49.8% and 30.9% to $11.4 million and $29.1 million, respectively, for the three and nine months ended September 28, 2000, compared to $7.6 million and $22.2 million for the comparable prior year periods. The increase in operating profit for the third quarter and nine months of 2000 compared to the comparable periods in 1999 was due mostly to the growth in the State Department contracts providing protective services and the increases in services providing repair and maintenance on military aircraft.

Operating profits for the nine-month period did not grow as significantly as revenues due to the lack of profit on reimbursable materials for certain contracts and start-up costs for several new contracts.

DynCorp Information and Enterprise Technology ("DI&ET") reported revenue growth of 7.4% and 6.5% to $174.4 million and $511.6 million, respectively, for the three and nine month periods ended September 28, 2000 compared to $162.4 million and $480.2 million for the comparable periods in 1999. The revenue increases were primarily due to increases on a subcontract from the Department of Commerce Bureau of the Census, which began generating revenue in the second half of 1999, and growth in a contract with the U.S. Postal Service, which began operations in 1999 and was fully operational in 2000. Also contributing to DI&ET's increased revenues was growth in a joint venture for vaccine technology services for the Department of Defense, which was just starting up in the first nine months of 1999, increased tasking on several General Service Administration Indefinite Delivery Indefinite Quantity ("IDIQ") contracts, higher volumes on data abstraction and analysis contracts in health information technology services, and a contract awarded in late 1999 with the Department of Housing and Urban Development which became operational in 2000. Partially offsetting these increases in revenue were the loss of a subcontract with the U.S. Postal Service and a contract with the Immigration and Naturalization Service. Prior year revenues on these two contracts totaled $55.3 million for the nine months.

The subcontract from the Department of Commerce Bureau of the Census will report lower revenues in the fourth quarter of 2000 due to the expected wind-down of the contract. The contract will end in the first quarter of 2001. This subcontract reported revenues of $40.4 million in the nine months ended September 28, 2000. Management expects that two new contracts awarded in 2000, one with the Department of Defense providing end-to-end personnel security investigation services and the other with the General Service Administration providing battlefield simulation for the U.S. Army, will partially offset this lost revenue in 2001.

For the three and nine months ended September 28, 2000, operating profit for DI&ET increased 18.0% and 7.4% to $10.1 million and $29.0 million, respectively, compared to $8.6 million and $27.0 million for the comparable prior year periods. The increase in operating profit resulted from the Department of Commerce Bureau of the Census contract and growth in a contract with the U.S. Postal Service. These two contracts provided $4.7 million of the nine-month increase in operating profit for DI&ET. DI&ET experienced growth in operating profits on its health and information technology services contracts and several General Service Administration IDIQ contracts. Also contributing to the increase in operating profit were operating losses in 1999 on certain contracts that did not continue in 2000. Offsetting this increase to operating profit was the loss of the Immigration and Naturalization Service contract in 1999 which had $3.8 million in operating profit in the nine months ended September 30, 1999.

For the three and nine months ended September 28, 2000, DIS had revenues of $57.9 million and $168.8 million and operating profit of $4.9 million and $13.5 million, respectively. The Company's reported results for the three and nine month periods ending September 30, 1999 do not include DIS results.

Cost of Services
----------------

Cost of services for the third quarter and first nine months of 2000 was 94.3% and 94.6%, respectively, of revenue as compared to 95.1% and 94.8% for the comparable periods in 1999. The decrease in the cost of service percentage of revenue in the first nine months of 2000 was attributable to the higher margin DIS business acquired in 1999, partially offset by growth in the lower margin DTS business. DIS costs of services were 91.7% and 92.2%, respectively, of revenue for the third quarter and first nine months of 2000. DTS costs of service were 95.2% and 95.6%, respectively, of revenue for the third quarter and first nine months of 2000. For the nine months ended September 28, 2000, cost of services increased by $351.3 million, or 38.3% over the comparable period in 1999. DIS cost of services comprised $155.6 million of the increase.

Corporate General and Administrative Expense
--------------------------------------------

Corporate general and administrative expense for the third quarter and first nine months of 2000 was $7.8 million and $22.5 million, respectively, as compared to $4.3 million and $15.4 million for the comparable periods in 1999, an increase of $3.5 million and $7.1 million, respectively. Corporate general and administrative expense as a percentage of revenue was 1.7% for the three and nine months ended September 28, 2000 as compared to 1.3% and 1.6%, respectively, for the comparable periods in 1999. The increased expense relates primarily to the Company's implementation of new financial and human resource software packages. The Company has moved from the design and development phase of this resystemization into the implementation phase and is now expensing versus capitalizing the associated costs. Resystemization costs totaled $5.1 million for the nine month period ended September 28, 2000 and accounted for 22.8% of total corporate general and administrative expenses for the same period. In addition, in the third quarter of 1999 corporate general and administrative expense was lower due to a $2.0 million reversal of reserves related to the favorable resolution of contract compliance issues.

Interest Expense
----------------

Interest expense in the third quarter of 2000 was $10.3 million or 2.2% of revenues, as compared to $4.5 million or 1.3% of revenues reported in the third quarter of 1999. For the nine months ended September 28, 2000, interest expense was $31.0 million or 2.3% of revenues as compared to $13.0 million or 1.3% of revenues for the first nine months of 1999. The increase in interest expense was attributable to higher average debt levels primarily as a result of borrowings to fund the DIS acquisition in December 1999 and higher weighted average interest rates in the first nine months of 2000 compared to the first nine months of 1999. The average levels of indebtedness were approximately $344.3 million and $186.2 million during the nine months ended September 28, 2000 and September 30, 1999, respectively.

Amortization of Intangibles of Acquired Companies
-------------------------------------------------

Amortization of intangibles of acquired companies was $4.2 million and $11.3 million, respectively, for the three and nine months ended September 28, 2000 compared to $1.8 million and $3.3 million for the comparable periods of 1999. The increase in three and nine months amortization of intangibles of acquired companies compared to the comparable periods in 1999 resulted mostly from the amortization of intangible assets recorded in connection with the acquisition of DIS in 1999. Amortization costs related to the DIS intangibles during the nine months ended September 28, 2000 totaled $9.9 million.

Income Taxes
------------

The provision for income taxes in 2000 and 1999 is based upon an estimated annual effective tax rate, including the impact of permanent differences between the book value of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The provision for income taxes decreased slightly by $0.1 million to $2.2 million for the three months ended September 28, 2000 compared to $2.3 million in the comparable period in 1999. For the nine months ended September 28, 2000, the provision for income taxes decreased by $2.8 million to $4.1 million compared to $6.9 million in the comparable period in 1999. The decrease for the three and nine month periods was due to higher pretax earnings in the comparable periods in 1999, partially offset by a slightly lower effective tax rate in the same periods. The Company's effective tax rate approximated 42.0% for the three and nine months ended September 28, 2000 compared to 38.8% in the comparable periods in 1999.

Backlog
-------

The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $5.8 billion at September 28, 2000 compared to $4.4 billion at December 30, 1999, a net increase of $1.4 billion. The backlog at September 28, 2000 consisted of $3.7 billion for DTS, $1.7 billion for DI&ET, and $0.4 billion for DIS compared to December 30, 1999 backlog of $2.2 billion for DTS, $1.7 billion for DI&ET, and $0.5 billion for DIS. The net increase in backlog is attributable primarily to two significant contracts awarded to DTS in the third quarter of 2000 in the military aircraft maintenance and base operations area, which totaled $1.3 billion. Subsequent to the third quarter, the Company was awarded a significant contract to provide aircraft and helicopter maintenance, fuels management, and other tasks for contingency and emergency support operations. This contract has a ten-year performance period and is anticipated to increase the Company's backlog by $0.3 billion.

Working Capital and Cash Flow
-----------------------------

Working capital, defined as current assets less current liabilities, was $129.2 million at September 28, 2000 compared to $165.2 million at December 30, 1999, a decrease of $36.0 million. The ratio of current assets to current liabilities at September 28, 2000 and December 30, 1999 was 1.5 and 1.7, respectively. The decrease was primarily the result of higher portions of the Senior Secured Credit Agreement Term A loans becoming current as of September 28, 2000 and increases in the current portion of the DIS reserves (see Note 10) in the third quarter of 2000.

Cash provided by operations was $25.6 million in the first nine months of 2000, as compared to $15.6 million cash provided by operations in the first nine months of 1999, an increase of $9.9 million. The increase resulted primarily from higher customer collections, partially offset by payments on accounts payable.

Investing activities used funds of $7.6 million during the nine months ended September 28, 2000. In March 2000, the Company sold an office building located in Alexandria, Virginia to a third party for $10.5 million, and simultaneously closed on a lease of that property from the new owner. The Company used a portion of the net proceeds to pay off the mortgage on the property. Offsetting the cash provided from the sale of the office building was cash used for the purchase of other property and equipment of approximately $15.9 million. In September 2000, the Company purchased $2.5 million of certain net assets of a company which develops and markets proprietary decision-support software and provides related consulting services to evaluate and profile performance of providers engaged by healthcare payers. Also in September 2000, the Company sold $2.3 million of certain net assets of a DTS aerospace research and development unit. The purchase price in both of these transactions is subject to adjustment. During the first nine months of 1999, investing activities used funds of $17.8 million principally for the purchase of property and equipment, and the capitalized cost of new software for internal use as part of the Company's Year 2000 plan.

In October 2000, the Company received approximately $20.4 million related to the sale and leaseback of various high-end communications equipment on a DIS contract.

Financing activities used funds of $9.8 million during the nine months ended September 28, 2000, which consisted primarily of the payoff of the mortgage on the Alexandria office building that the Company sold in the first quarter of 2000. The Company also reduced its outstanding borrowings under the Senior Secured Credit Agreement Term B loans maturing December 9, 2006 by $7.9 million and the Senior Secured Credit Agreement Revolving Credit Facility by a net of $7.0 million. Offsetting these reductions in cash flows was the receipt of $2.7 million on loans to the ESOT and the increase of $5.0 million related to the pay-in kind interest on Subordinated Notes. During the first nine months of 1999, financing activities provided net funds of $9.6 million, which consisted primarily of additional borrowing against the Contract Receivable Collateralized Class B Variable Rate Note. The proceeds were used to make a loan to the ESOT, to fund the Company's purchase of common stock from ESOP participants and other investors, and to finance working capital needs.

In the third quarter of 2000, management finalized the evaluation of the estimated future cash flows of contracts and other assets acquired from GTE Information Systems LLC on December 10, 1999. Due to these evaluations, management increased certain reserves by $55.6 million at September 28, 2000. Management also wrote off $11.8 million of assets and expenses during the third quarter. These changes resulted in increases to goodwill and deferred tax asset of $43.8 million and $23.6 million, respectively. An additional $0.4 million of amortization expense was recognized on this increase of goodwill in the third quarter of 2000.

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

The following represents the Company's computation of EBITDA (in thousands):


                                                                   Three Months Ended                    Nine Months Ended
                                                                   ------------------                    -----------------
                                                             September 28,     September 30,     September 28,     September 30,
                                                                 2000              1999              2000              1999
                                                                 ----              ----              ----              ----

Net earnings                                                    $  3,004          $  3,636          $  5,609         $ 10,839
   Depreciation and amortization                                   6,608             3,731            18,646            8,318
   Interest expense, net                                           9,451             4,128            28,678           11,635
   Income taxes                                                    2,175             2,306             4,062            6,872
   Amortization of deferred debt expense                            (283)             (201)             (986)            (567)
   Debt issue discount                                               (11)              (10)              (32)             (28)
                                                                --------          --------          --------         --------
EBITDA                                                          $ 20,944          $ 13,590          $ 55,977         $ 37,069
                                                                ========          ========          ========         ========


EBITDA (as defined above) increased by $7.4 million, or 54.1%, to $20.9 million for the third quarter of 2000 as compared to the comparable period in 1999. For the first nine months of 2000, EBITDA grew by $18.9 million, or 51.0%, to $56.0 million as compared to the first nine months of 1999. The increases in EBITDA in the three and nine month periods in 2000, as compared to the similar periods in 1999, are primarily attributable to higher operating profits as discussed above. The above net earnings amounts include DIS transition expenses of $1.2 million and $4.9 million, respectively, for the three and nine months ended September 28, 2000. These expenses relate to administrative and accounting support provided by the former parent corporation and affiliates of DIS, which is expected to end by the first quarter of 2001. Also included in these expenses are costs related to transitioning these services to DynCorp. Management expects future administrative and accounting support services to be significantly less than the 2000 expenses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company is exposed to market risk from changes in interest rates on its floating rate debt. The Company manages its exposure to this market risk through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. The Company has managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on $100.0 million of its LIBOR indexed debt until February 2002. The Company's use of derivative financial instruments is to manage its exposures to fluctuations in interest rates and foreign exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. For more information related to the Company's floating rate debt, see Long-term Debt in the Notes to the Consolidated Financial Statements in the Form 10-K.

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

                                     DYNCORP




Date: November 13, 2000                             /S/ P.C. FitzPatrick
                                                    ---------------------
                                                    P.C. FitzPatrick
                                                    Senior Vice President
                                                    and Chief Financial Officer



Date: November 13, 2000                             /S/ J.J. Fitzgerald
                                                    ---------------------
                                                    J.J. Fitzgerald
                                                    Vice President
                                                    and Corporate Controller