Form 10-K
period 2000-12-28
DYNCORP
filed 2001-03-27
CIK 30770

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2000    Commission file number:  1-3879

                                     DynCorp
             (Exact name of registrant as specified in its charter)

             Delaware                                   36-2408747
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

11710 Plaza America Drive, Reston, Virginia                20190
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (703) 261-5000

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
             None                                      None

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The registrant's voting stock is not publicly traded; therefore, the aggregate market value is based on the Company's March 15, 2001 internal market price of $31.00 per share. Approximately 4.6% of outstanding voting stock is held by nonaffiliates and has an aggregate market value of $14,952,478.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10,435,954 shares of common stock having a par value of $0.10 per share were outstanding March 22, 2001.

                                TABLE OF CONTENTS
                                      2000
                                    FORM 10-K



          Item                                                        Page
--------------------------------------------------------------------------------



       Part I

    1. Business                                                          1-3
    2. Properties                                                        3
    3. Legal Proceedings                                                 3
    4. Submission of Matters to a Vote of Security Holders               3


       Part II

    5. Market for the Registrant's Common Stock and Related
         Stockholder Matters                                             3-4
    6. Selected Financial Data                                           5-6
    7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             6-13
    8. Financial Statements and Supplementary Data
       Report of Independent Public Accountants                          14
       Financial Statements
         Consolidated Balance Sheets
           Assets                                                        15
           Liabilities and Stockholders' Equity                          16
         Consolidated Statements of Operations                           17
         Consolidated Statements of Cash Flows                           18
         Consolidated Statements of Stockholders' Equity                 19
         Notes to Consolidated Financial Statements                      20-36
    9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures                            36


       Part III

    10.Directors and Executive Officers of the Registrant                37-39
    11.Executive Compensation                                            40-42
    12.Security Ownership of Certain Beneficial Owners and Management    42-43
    13.Certain Relationships and Related Transactions                    44


       Part IV

    14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K  44-45

    Signatures                                                           46

    Schedule II-Valuation and Qualifying Accounts                        47

                                     PART I

ITEM 1. BUSINESS

General Information

DynCorp and subsidiaries (collectively the "Company") provide diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and internationally. The Company provides services to various branches of the Departments of Defense, Energy, State, and Justice, the Drug Enforcement Agency, the National Institute of Health, the
Defense Information Systems Agency, the National Aeronautics and Space Administration and various other U.S., state and local government agencies, commercial clients and foreign governments. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed-price, time-and-material or cost-type contracts depending on the work requirements and other individual circumstances. These services encompass a wide range of management, technical and professional services covering the following areas:

       DynCorp Technical Services ("DTS"), based in Fort Worth, Texas, delivers a myriad of specialized technical services including aviation services, base operations, range technical services, contingency services, international programs, space and re-entry system services, logistics support services, personal and physical security services and marine services. These services are provided to the U.S. Government as well as the United Nations and other foreign organizations at various locations throughout the world depending on the customer's requirements. Revenues for fiscal years ended 2000, 1999, and 1998 were $909.6 million, $695.5 million, and $600.6 million, respectively.

       DynCorp Information and Enterprise Technology ("DI&ET"), based in Reston, Virginia, designs, develops, supports and integrates software and hardware systems to provide customers with comprehensive solutions for information management and engineering needs. DI&ET provides a wide range of information technology solutions including information technology ("IT") lifecycle support, government operational outsourcing, network and communications engineering, seat management, metrology engineering, healthcare information and technology services and security and intelligence programs. Revenues for fiscal years ended 2000, 1999, and 1998 were $671.4 million, $635.9 million, and $633.1 million, respectively.

       DynCorp Information Systems LLC ("DIS"), based in Chantilly, Virginia, provides a broad range of integrated telecommunications services and information technology solutions in the areas of professional services, business systems integration, information infrastructure solutions and IT operations and support. DIS is DynCorp's full-service voice/data integrator and has an established business base in the federal defense and civil markets. DIS was acquired on December 10, 1999 from GTE Corporation. Revenues for the fiscal year ended 2000 and the twenty days ended December 30, 1999, were $228.1 million and $13.9 million, respectively. Full year revenues, which are not included in the Company's results of operations except for the portion representing the twenty days ended December 30, 1999, as noted above, were $221.6 million and $233.6 million for 1999 and 1998, respectively.

Industry Segments

For business segment reporting, DI&ET, DTS and DIS each constitute reportable business segments.

Backlog

The Company's backlog of business, which includes awards under both prime contracts and subcontracts, as well as the estimated value of option years on government contracts, was $6.1 billion at December 28, 2000, compared to December 30, 1999 backlog of $4.4 billion, a net increase of $1.7 billion. The net increase in backlog was primarily due to two domestic U.S. Air Force aviation maintenance contracts and two international programs with the U.S. Air Force and U.S. Army awarded in 2000 to DTS. The backlog at December 28, 2000 consisted of $3.9 billion for DTS, $1.8 billion for DI&ET, and $0.4 billion for DIS compared to December 30, 1999 of $2.2 billion for DTS, $1.7 billion for DI&ET, and $0.5 billion for DIS. Of the total backlog at December 28, 2000, $4.6 billion is expected to produce revenues after 2001: DTS $3.0 billion, DI&ET $1.3 billion, and DIS $0.3 billion.

Contracts with the U.S. Government are generally written for periods of three to five years with a few federal contracts awarded with options up to eight and ten years. Because of appropriation limitations in the federal budget process, firm funding is usually made for only one year at a time, and, in some cases, for periods of less than one year, with the remainder of the years under the contract expressed as a series of one-year options. The Company's experience has been that the government generally exercises these options. Amounts included in backlog are based on the contract's total awarded value and the Company's estimates regarding the amount of the award that will ultimately result in the recognition of revenue. These estimates are based on the Company's experience with similar awards and similar customers. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog and in unexercised contract options. Historically, these adjustments have not been significant. The Company derived 98%, 93%, and 95% of its revenues from contracts and subcontracts with the U.S. Government in 2000, 1999, and 1998 respectively. Prime contracts comprised 79% of revenue in 2000, 75% of revenue in 1999, and 72% of revenue in 1998. Prime contracts with the Department of Defense ("DoD") represented 44% of revenue in 2000, and 40% of revenue in 1999 and 1998, respectively. In 2000, 1999, and 1998, 99% of the Company's prime contract revenue was from the U.S. Government.

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

Foreign Operations

The Company currently provides services in foreign countries under contracts with the U.S. Government, the United Nations, and other foreign customers. None of the contracts with foreign customers is material to the Company's financial position or results of operations.

The risks associated with the Company's foreign operations relating to foreign currency fluctuation and political and economic conditions in foreign countries have not been significant.

Incorporation

The Company was incorporated in Delaware in 1946. With more than 20,000 employees worldwide, the Company is one of the largest employee-owned companies in the United States.

Employees

At December 28, 2000, the Company employed 19,404 full-time and 1,438 part-time employees. Approximately 993 employees were located outside of the United States. Of the Company's U.S. employees, 4,223 were covered by various collective bargaining agreements with labor unions.

At year-end, the Company had approximately 432 vacant positions, a majority of which was for IT professionals. The scarcity of IT professionals is a common predicament within the industry. The Company is actively recruiting to fill these vacancies utilizing extensive advertising, participation in job fairs, sign-on bonuses, and other recruitment incentives.

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

ITEM 2. PROPERTIES

The Company is primarily a service-oriented company, and as such the ownership or leasing of real property is an activity that is not material to an understanding of the Company's operations. The Company leases numerous commercial facilities used in connection with the various services rendered to its customers. None of the properties is unique. In the opinion of management, the facilities employed by the Company are adequate for the present needs of the business.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

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

 Sales of common stock on the Internal Market are made at established prices for the common stock determined pursuant to the formula and valuation process described below (the "Formula Price") to active employees and directors of the Company, subject to state securities regulations, and to the trustees of the Savings and Retirement Plan and the Capital Accumulation and Retirement Plan ("Savings Plans"), as well as the administrator of the Employee Stock Purchase Plan ("ESPP"), who may purchase shares of common stock for their respective trusts and plans.

 If the aggregate purchase orders exceed the number of shares available for sale, the Company may, but is not obligated to, sell shares of common stock on the Internal Market. Further, the following prospective purchasers will have priority, in the order listed:

    - the administrator of the ESPP;
    - the trustees of the Savings Plans ; and
    - eligible employees and directors, on a pro rata basis.

 If the aggregate number of shares offered for sale on the Internal Market is greater than the aggregate number of shares sought to be purchased, offers by stockholders to sell 500 shares or less, or up to the first 500 shares if more than 500 shares are offered, will be accepted first. If, however, there are insufficient purchase orders to support the primary allocation of 500 shares, then the purchase orders will be allocated equally among all of the proposed sellers up to the first 500 shares offered for sale by each seller. Thereafter, a similar procedure will be applied first to the next 10,000 shares offered by each remaining seller and then to the next 20,000 shares offered by each remaining seller, and offers to sell in excess of 30,500 shares will then be accepted on a pro rata basis.

 The foregoing procedure does not apply to "accelerated distribution" shares to be sold by the Savings Plan trustees. In February 2001, terminated ESOP participants who were scheduled to receive distributions in 2002 and later years were offered the opportunity to accelerate the distribution of those shares they would otherwise receive in those years. Electing participants must put their shares to the trust, which will sell as many shares on the Internal Market as there are purchase orders remaining after the procedure described in the foregoing paragraph is completed. The cash proceeds from such sales will be used to pay the put purchase price. The number of accelerated distribution shares on each Internal Market trade date will be equal to the number of shares which the trustee can sell, and each electing participant will receive a pro rata distribution.

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

 The following table sets forth the Formula Price for the common stock and the Market Factor by quarter for the past two years.

                Quarter Ended                               Formula Price ($)       Market Factor
                -------------                               -----------------       -------------

                December 31, 1998                           20.00                   1.16
                April 1, 1999                               23.50                   1.21
                July 1, 1999                                24.50                   1.21
                September 30, 1999                          24.00                   1.08
                December 30, 1999                           23.50                   1.11
                March 30, 2000                              22.75                   1.50
                June 29, 2000                               23.50                   1.39
                September 28, 2000                          22.75                   1.24
                December 28, 2000                           29.00                   0.94


There were approximately 767 and 722 record holders of DynCorp common stock at December 28, 2000 and December 30, 1999, respectively. The Savings Plans' Trusts owns 8,539,382 shares, or 82% of total outstanding shares, on behalf of approximately 40,000 current and former employees of the Company. Cash dividends have not been paid on the common stock since 1988. The Company's financing instruments severely restrict its ability to pay cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents summary selected historical financial data derived from the audited Consolidated Financial Statements of the Company for each of the five years presented. During these periods, the Company paid no cash dividends on its Common Stock. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K. (Dollars in thousands, except per share data.) References to "note" are the footnotes to the audited Consolidated Financial Statements.

                                                                           Fiscal Year Ended
                                                                           -----------------
                                                     Dec 28        Dec 30        Dec 31        Dec 31        Dec 31
                                                    2000 (a)      1999 (b)      1998 (c)      1997 (d)      1996 (e)
                                                    --------      --------      --------      --------      --------

Statement of Operations Data:
Revenues                                          $ 1,809,109   $ 1,345,281   $ 1,233,707   $  1,145,937  $ 1,021,453
Cost of services                                  $ 1,705,257   $ 1,280,239   $ 1,173,151   $  1,096,246  $   970,163
Corporate general and administrative              $    29,350   $    21,741   $    18,630   $     17,785  $    18,241
Interest expense                                  $    41,408   $    18,943   $    14,144   $     12,432  $    10,220
Earnings from continuing operations before
    extraordinary item and certain other
    expenses (f)                                  $    10,042   $     9,487   $    15,585   $     15,579  $    12,774
Earnings from continuing operations before
    extraordinary item (g)                        $     9,894   $     7,590   $    15,055   $      7,422  $    11,949
Net earnings                                      $     9,894   $     5,989   $    15,055   $      7,422  $    14,629
Common stockholders' share of net earnings        $     8,052   $     5,895   $    15,055   $      7,422  $    12,345
EBITDA (h)                                        $    81,308   $    42,112   $    45,226   $     29,274  $    34,948
Earnings per share from continuing operations
    before extraordinary item
         Basic                                    $      0.94   $      0.75   $      1.47   $       0.83  $      1.14
         Diluted                                  $      0.92   $      0.73   $      1.43   $       0.70  $      0.82
Common stockholders' shares of net earnings
         Basic                                    $      0.77   $      0.59   $      1.47   $       0.83  $      1.46
         Diluted                                  $      0.75   $      0.57   $      1.43   $       0.70  $      1.05
Balance Sheet Data:
Total assets                                      $   644,341   $   639,673   $   379,238   $    390,122  $   368,752
Long-term debt excluding current maturities       $   283,889   $   334,944   $   152,121   $    152,239  $   103,555
Redeemable common stock                           $   246,330   $   189,116   $   183,861   $    154,840  $   139,322

(a) 2000 includes $5,998 for the replacement of core systems, including DIS systems.
(b) 1999 includes reversal of $2,000 reserve for favorable resolution of contract compliance issues, $4,387 for the replacement of core systems, DIS in-process research and development write-off $6,400, settlement of a suit with a former electrical subcontractor $2,200, and write-off of cost in excess of net assets acquired of consolidated subsidiary $1,234.
(c) 1998 includes reversal of $670 reserve for asbestos litigation (see Note 18 (a)), $1,177 accrual for subcontractor suit, reversal of $2,500 reserve for contract compliance issues, and $2,159 expense for the replacement of core systems.
(d) 1997 includes $7,800 accrual of costs related to asbestos litigation (see Note 18 (a)),$2,488 reversal of income tax valuation allowance, and $2,055 reversal of accrued interest related to IRS examinations and potential disallowance of deductions (see Note 12).
(e) 1996 includes $3,299 accrual for supplemental pension and other fees payable to retiring officers and a member of the Board of Directors, $1,286 write-off of cost in excess of net assets acquired of an unconsolidated subsidiary, $1,250 credit for a revised estimate of the ESOP Put Premium and $4,067 reversal of income tax valuation allowance.
(f) Certain other expenses include costs and expenses associated with divested businesses of $148 in 2000, $1,897 in 1999, $530 in 1998,
        $8,157 in 1997, and $825 in 1996.
(g) The extraordinary loss, net of income taxes, in 1999 of $1,601 resulted from the early extinguishment of debt.
(h) EBITDA as defined by management consists of net earnings before extraordinary item, income tax provision, net interest expense,



        depreciation and amortization. EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. See Item 7 for further discussion on EBITDA.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DynCorp and subsidiaries' (collectively, the "Company") consolidated results of operations and financial condition for the fiscal years ended 2000, 1999, and 1998. The discussion should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes.

Overview

The Company provides diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the U.S. Departments of Defense, Energy, State, and Justice, the Drug Enforcement Agency, the National Institute of Health, the Defense Information Systems Agency, the National Aeronautics and Space Administration and various other U.S., state and local government agencies, commercial clients and foreign governments.

On December 10, 1999, the Company acquired GTE Information Systems LLC, a subsidiary of GTE Corporation and changed its name to DynCorp Information Systems LLC. It operates as a separate subsidiary of the Company. The acquisition was accounted for as a purchase; accordingly, operating results for DynCorp Information Systems LLC have been included from the date of acquisition.

The Company has three Strategic Business Segments: DynCorp Information and Enterprise Technology ("DI&ET"), DynCorp Technical Services ("DTS") and DynCorp Information Systems LLC ("DIS").

Revenue and Operating Profit

In 2000, revenue increased by $463.8 million, or 34.5%, from 1999 compared to a $111.6 million, or 9.0%, increase in 1999 revenue over 1998. Operating profit, defined as the excess of revenues over operating expenses and certain nonoperating expenses, increased by $37.5 million, or 59.4%, from 1999 compared to a $5.4 million, or 9.4%, increase in 1999 operating profit from 1998. The operating profit was $100.6 million, $63.1 million, and $57.7 million in 2000, 1999, and 1998, respectively. The growth in revenue and operating profit was due to new contract wins, increased tasking on existing contracts, and the full year impact of DIS, which was acquired in late 1999. DIS accounted for approximately $214.2 million, or 46.2%, of the revenue increase and approximately $16.8 million, or 44.9%, of the operating profit increase from 1999.

DTS revenue and operating profit showed significant growth for the twelve months ended December 28, 2000. Revenues were $909.6 million in 2000 compared to $695.5 million in 1999, an increase of $214.1 million or 30.8%. Operating profit increased by $10.9 million to $42.4 million, or 34.6%, from $31.5 million in 1999. The increase in revenue resulted from stronger growth in its international services, logistics support and aviation services businesses. International services had increased tasking on State Department contracts providing protective support and police services in several countries, increased services on a contract in support of the government's drug eradication program, and increases on an international logistical support contract including work in Bosnia and East Timor. There were several new military base contracts for logistics services and increases in the level of tasking on contracts providing repair and maintenance on military aircraft. DTS's revenues were also increased by the phase-in of a new contract with the U.S. Army in the fourth quarter of 2000. The increase in operating profit resulted from higher revenue as noted above. In addition, operating profits grew faster than revenues due to improved profit margins in some of its service areas. These increases in operating profits were offset slightly by a decrease in profits on a DTS start-up venture.

The DTS business unit increased backlog by 77.3% over 1999 to $3.9 billion at December 28, 2000, primarily due to the award of several significant aviation maintenance contracts including two domestic U.S. Air Force bases (Andrews AFB and Vance AFB) and two international programs: one with the U.S. Army and the other with the U.S. Air Force. They also won several key recompetes including a significant sole source contract with the U.S. State Department. Due to recent contract wins, management believes the DTS business area will continue to grow in 2001, but at a slower rate than that experienced in 2000. However, the nature of the procurement process and the volume of the Company's business, portions of which are subject to recompetition annually, can have a dramatic impact on revenues and operating profit. Additionally, the U.S. Government has the right to terminate contracts for convenience or may reduce the volume of services ordered. Due to the recent significant global contract wins, DTS will continue to focus on an international strategy, while maintaining and developing its strong aviation services and infrastructure support markets.

DTS revenues increased $94.9 million, or 15.8%, to $695.5 million in 1999 as compared to $600.6 million in 1998. Operating profit increased by $5.0 million, or 18.8%, from $26.5 million in 1998 to $31.5 million in 1999. The DTS business unit had increased tasking on State Department contracts providing support services to Kosovo and East Timor, increased services on a contract in support of the government's drug eradication program, and increased services in Qatar. The increase in both revenue and operating profit resulted in part from a contract to provide technical and support services to the U.S. Air Force at Columbus Air Force Base. The 1999 revenue includes a full year's revenue from this contract, which became operational in the fourth quarter of 1998. Also contributing to the increase in revenue were increases in the purchase of reimbursable materials for the customer at Fort Rucker. Slightly offsetting these revenue increases were lower revenues on certain base operations support contracts.

DI&ET revenues were $671.4 million in 2000, an increase of $35.5 million, or 5.6% over 1999 revenues of $635.9 million. The revenue increases were primarily due to increases on a subcontract for the Department of Commerce for the 2000 Census, which began generating revenue in the second half of 1999, and growth of revenues on a contract with the U.S. Postal Service, which began operations in 1999 and was fully operational in 2000. Also contributing to DI&ET's increased revenues was growth in a joint venture for vaccine technology services for the Department of Defense, which was just starting up in 1999, increased tasking on several General Services Administration Indefinite Delivery Indefinite Quantity ("IDIQ") contracts, higher volumes on data abstraction and analysis contracts in health information technology services, and an outsourcing contract awarded in late 1999 with the Department of Housing and Urban Development which became operational in 2000. Partially offsetting these increases in revenue were the loss of a subcontract for the U.S. Postal Service and a contract with the Immigration and Naturalization Service. Revenues on these two contracts in 1999 totaled $55.5 million.

The subcontract for the Department of Commerce for the 2000 Census will report significantly lower revenues in the first quarter of 2001, due to the expected wind-down of the contract. This subcontract reported revenues of $44.6 million in 2000. Management expects that two new contracts awarded in 2000, one with the Department of Defense providing end-to-end personnel security investigation services and the other with the General Services Administration providing battlefield simulation for the U.S. Army, will partially offset this lost revenue in 2001.

DI&ET's operating profit increased by $9.7 million to $40.3 million from $30.6 million in 1999, a 31.8% increase. The largest increase in operating profit resulted from the Department of Commerce 2000 Census subcontract, which provided $4.7 million of the increase. DI&ET experienced growth in operating profits on several General Services Administration IDIQ contracts and its joint venture for vaccine technology services for the Department of Defense. Also contributing to the increase in operating profit were operating losses in 1999 on certain contracts that did not continue in 2000. Offsetting the increase in operating profit was the loss of the Immigration and Naturalization Service contract in 1999, which had $3.8 million in operating profit in 1999.

DI&ET's revenues were $635.9 million in 1999, a 0.4% increase over 1998 revenues of $633.1 million. The revenue increase was due in part to the start-up of a contract with the U.S. Postal Service, which was awarded in 1998, but became operational in 1999, and a subcontract from the Department of Commerce for the 2000 Census that was also awarded in 1998 but became operational in 1999. DI&ET health information technology services' revenues increased due to a full year impact of FMAS, a medical outcome measurement and data abstraction services company acquired in 1998, and growth in a joint venture for vaccine technology services to the Department of Defense. Also contributing to the revenue increases were higher volumes of state and local contract business, increased tasking on several IDIQ contracts, and new business with the customer at the Norco location. Partially offsetting these increases in revenue was the loss in recompetition of significant portions of the work scope of an enterprise contract at the Department of Energy Rocky Flats location. In the twelve months of 1998, Rocky Flats' revenue was $71.0 million.

Operating profit decreased slightly by $0.6 million, or 1.8% to $30.6 million in 1999 from $31.1 million in 1998. The operating profit decrease resulted from losses on two state government contracts, a write-off associated with a vaccine lab business that was divested during 1999, and the loss of a contract at the DOE Rocky Flats location. Rocky Flats operating profit for the twelve months ended December 31, 1998 was $4.3 million. Partially offsetting these decreases in operating profit were increases due to the start-up of the contracts with the U.S. Postal Service and the subcontract from the Department of Commerce for the 2000 Census, the higher volumes in health information technology services, and improved profitability on previously awarded IDIQ contracts. Also offsetting the decreases in DI&ET's operating profit was the receipt of an award fee on a contract that was greater than accrued (expected), and operating profits on contracts in 1999 which reflected losses in 1998.

Management believes DI&ET's revenues will grow in 2001 similar to the 2000 growth rate. However, much of the growth will be dependent upon DI&ET's success in obtaining new orders under its IDIQ contracts. Additionally, the U.S. Government has the right to terminate contracts for convenience or may reduce the volume of services ordered.

DIS, which was acquired on December 10, 1999 from GTE Corporation, had revenues of $228.1 million in 2000 and $13.9 million for the twenty-day period ended December 30, 1999. Operating profit was $17.8 million in 2000 and $1.0 million for the twenty-day period in 1999. Full year revenues, which are not included in the Company's results of operations except for the portion representing the twenty days ended December 30, 1999, as noted above, were $221.6 million and $233.6 million for 1999 and 1998, respectively. A lack of new contract awards to DIS has resulted in modest revenue growth. Management believes that DIS' revenues will continue to grow modestly in 2001.

Cost of Services

Cost of services was 94.3%, 95.2%, and 95.1% of revenue in 2000, 1999, and 1998, respectively. The decrease in the cost of services percentage of revenue from 1999 was attributable to the higher margin DIS business acquired in 1999, partially offset by significant growth in the lower margin DTS business. DIS cost of services were 92.4% and 92.9% of revenue in 2000 and 1999, respectively. DTS cost of services was 95.3% and 95.5% of revenue in 2000 and 1999, respectively. Cost of services increased by $425.0 million from 1999, or 33.2%. DIS cost of services comprised $197.8, or 46.5%, of the increase from 1999. Cost of services increased by $107.1 million from 1998, or 9.1%.

Corporate General and Administrative

Corporate general and administrative expense increased in 2000 by $7.6 million, or 35.0%, over 1999, to $29.4 million as compared to $21.7 million and $18.6 million in 1999 and 1998, respectively. Corporate general and administrative expense as a percentage of revenue was 1.6% in 2000 and 1999, and 1.5% in 1998. The higher expense in 2000 was primarily due to increased costs for converting DIS to the Company's financial systems and increases in the cost of corporate operations. Management expects corporate general and administrative costs to be slightly less in 2001 as a result of the completion of the conversion of DIS to the Company's financial systems.

The increase in corporate general and administrative expense in 1999 compared to 1998 resulted from the Company's deployment of new financial and human resource software packages. During these two years, the software design and development stage of the project was completed, and related costs were capitalized as intangible assets. Corporate general and administrative expenses were reduced in 1999 by $2.0 million and in 1998 by $2.5 million due to reversal of reserves for old contract compliance issues, which were settled in the Company's favor during those years.

Interest Expense and Interest Income

Interest expense for 2000 was $41.4 million, or 2.3% of revenues, as compared to $18.9 million, or 1.4% of revenues reported for 1999. The increase in interest expense was attributable to higher average debt levels and higher average interest rates in 2000, as compared to 1999. The average annual levels of borrowing were approximately $337.2 million in 2000 compared to $203.8 million in 1999. The average annual levels of borrowing and the average interest rates increased in 2000 over 1999 as a result of the acquisition of DIS in December

1999, which the Company financed through additional borrowings under higher cost debt instruments (see working capital and cash flow discussion).

Interest expense was $18.9 million in 1999, up from $14.1 million in 1998. The increase in interest expense was attributable to higher average debt levels throughout 1999, $0.5 million interest expense associated with the settlement of a subcontractor suit from a former electrical contracting subsidiary, and a $0.7 million refund of interest expense from the Internal Revenue Service in 1998. The refund decreased 1998 interest expense and therefore increased the change in 1999 expense compared to 1998. The average annual levels of borrowing were approximately $203.8 million in 1999 compared to $163.1 million in 1998. The average annual level of indebtedness increased in 1999 due to borrowings used to fund the acquisition of DIS and borrowings used to fund working capital requirements (see working capital and cash flow discussion). At the end of 1999, the Company borrowed an additional $167.5 million for the acquisition of DIS.

Interest income was $1.5 million, $1.4 million, and $1.6 million in 2000, 1999, and 1998, respectively. The fluctuations are primarily attributable to the balance of cash and short-term investments throughout any given year and the average rates of interest. In 2000, the Company received $0.5 million in interest income on tax refunds due to amendments of prior years' tax returns. The twelve-month average balance of cash and short-term investments was $16.1 million in 2000, $19.8 million in 1999, and $10.9 million in 1998.

Amortization of Intangibles of Acquired Companies

Amortization of intangibles of acquired companies increased by $3.9 million to $15.4 million in 2000 compared to $11.4 million in 1999. In 1999, amortization of intangibles of acquired companies increased by $8.5 million from $2.9 million in 1998. The increase in amortization of intangibles of acquired companies in 2000 resulted from the full year impact of the amortization of intangible assets that were recorded in connection with the December 1999 acquisition of DIS. Also contributing to the increase in amortization of intangibles of acquired companies was the finalization of the purchase accounting related to the evalu-ation of the estimated future cash flows of contracts and other assets acquired from GTE Information Systems LLC. Based on these evaluations, the Company increased certain reserves by $70.1 million and wrote off $19.4 million of assets and expenses to those reserves during 2000. These changes resulted in in-creases to intangibles of acquired companies of $45.9 million (which accordingly resulted in an increase in the amortization of intangibles of acquired companies) and increases to deferred tax assets of $24.2 million.

The increase in amortization of intangibles of acquired companies in 1999 resulted mostly from the amortization of intangible assets recorded in connection with the acquisition of DIS. In 1999, there was also an in-process research and development write-off of $6.4 million associated with the acqui-sition of DIS and a write-off of $1.2 million of cost in excess of net assets acquired for a business that was divested in February 2000. Amortization costs related to the DIS intangibles in 2000 and 1999 totaled $13.5 million and $7.1 million (which includes the $6.4 million write-off), respectively.

Income Taxes

The provision for income taxes is based on reported earnings, adjusted to reflect the impact of permanent differences between the book value of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In 1999, the Company reversed state income taxes provided in prior years related to the favorable resolution of state tax audit issues. In 1998, the Company reversed foreign taxes provided in prior years due to their expected utilization as foreign tax credits. Based on current projections, management estimates income tax payments, net of tax refunds, of $12.8 million in 2001.

No valuation allowance for deferred federal tax assets was deemed necessary at December 28, 2000 or December 30, 1999. The Company has provided a valuation allowance for deferred state tax assets of $5.5 million and $4.8 million at December 28, 2000 and December 30, 1999, respectively, due to the uncertainty of achieving future earnings in either the time frame or in the particular state jurisdiction needed to realize the tax benefit.

Extraordinary Item

In the fourth quarter of 1999, the Company recorded an extraordinary item totaling $1.6 million (gross extraordinary item of $2.5 million net of income tax benefit of $0.9 million). The charge was recorded in connection with the early extinguishment of secured indebtedness due to refinancing of the Company's debt in order to complete the acquisition of DIS.

Working Capital and Cash Flows

Working capital, defined as current assets less current liabilities, was $142.5 million at December 28, 2000 compared to $165.2 million at December 30, 1999, a decrease of $22.7 million. The ratio of current assets to current liabilities at December 28, 2000 was 1.6 compared to 1.7 at December 30, 1999. The decrease is primarily the result of lower accounts receivable due to faster customer collections and increases in certain accrued expenses. During 2000, management placed a greater emphasis on its receivable collection and cash management. These decreases were offset by payments of the current portions of the long-term debt.

For the year ended December 28, 2000, the Company's cash flow from operations was $55.7 million, increasing $41.8 million from $13.8 million cash provided by operations in 1999. The increase resulted primarily from higher customer collections, partially offset by payments on accounts payable. In 1999, the increase in cash flow from operations over 1998 was primarily attributable to the absence in 1999 of payments related to the settlement of the Fuller-Austin bankruptcy and from the absence of an increase in accounts receivable similar to that of 1998, which was caused by increased revenues and start-up of new contracts. In 1998 the cash used in operations was $7.8 million and resulted mostly from increases in accounts receivable due to increased revenues and start-up of new contracts and the settlement of the Fuller-Austin bankruptcy.

Cash provided by investing activities for the year ended December 28, 2000 totaled $8.1 million. In February 2000, the Company sold an office building located in Alexandria, Virginia to a third party for $10.5 million, and simultaneously closed on a lease of that property from the new owner. The Company used a portion of the net proceeds to pay off the mortgage on the property. In October 2000, the Company sold various high-end communications equipment on a DIS contract to a third party for $20.4 million and simultaneously closed on a lease of the equipment from the new owner. Offsetting the cash provided from these sales was cash used for the purchase of property and equipment of approximately $21.0 million, which included approximately $11.1 million of equipment purchased in the first half of 2000 and sold in the October 2000 sale-leaseback transaction as noted above. Management expects purchases of equipment and property to be lower in 2001. In September 2000, the Company purchased $1.6 million of certain net assets of a company which develops and markets proprietary decision-support software and provides related consulting services to evaluate and profile performance of providers engaged by healthcare payers. Also in September 2000, the Company sold $2.3 million of certain net assets of a DTS aerospace research and development unit. The purchase price in both of these transactions is subject to adjustment.

Cash used in investing activities in 1999 totaled $185.0 million and included acquisition costs of $167.5 million and capital expenditures of $19.8 million. Acquisition costs were related to the acquisition of DIS in December 1999. Capital expenditures included $13.9 million for the purchase of property and equipment and $5.9 million for new software for internal use. The Company had capitalized a total of $11.6 million of costs related to internal use software as of December 30, 1999. Investing activities used funds of $20.1 million in 1998, principally for the acquisition of FMAS for $10.2 million, the purchase of property and equipment of $4.8 million, and the purchase of new software for internal use of $5.6 million.

In 2000, financing activities used funds of $56.4 million primarily for voluntary prepayments on the Senior Secured Credit Agreement Term A and B Loans, the Revolving Credit Facility and the mortgage on the Alexandria, Virginia office building that the Company sold in the first quarter of 2000. The Company reduced its outstanding borrowings under the Term A Loans by $30.0 million, the Term B Loans by $23.1 million, and the Revolving Credit Facility by $7.0 million. Offsetting these reductions in cash flows was the net receipt of $2.7 million of payments on loans from the Employee Stock Ownership Trust and the issuance of $3.4 million of additional 15% Subordinated Notes for pay-in-kind interest.

In 1999, financing activities provided funds of $172.7 million. The Company borrowed $223.8 million under a Senior Secured Credit Agreement. The borrowings were used to make an optional redemption of the Company's outstanding 7.486% Fixed Rate Contract Receivable Collateralized Notes, Series 1997-1 (the "Notes"), Class A, to reduce irrevocably the Company's Floating Rate Contract Receivable Collateralized Notes, Series 1997-1, Class B and to pay transactional expenses and for general corporate operating purposes. The Company issued $40.0 million face value of its subordinated pay-in-kind notes for $33.9 million and issued 426,217 shares of the Company's stock for $6.1 million. Financing activities provided funds of $7.4 million in 1998. The proceeds from the draw on the Class B Notes were used to fund working capital needs.

Liquidity and Capital Resources

The Company's primary source of cash and cash equivalents is from operations and financing activities. The Company's principal customer is the U.S. Government. This customer provides for a dependable flow of cash from the collection of accounts receivable. Additionally, many of the contracts with the U.S. Government provide for progress billings based on costs incurred. These progress billings reduce the amount of cash that would otherwise be required during the performance of these contracts.

On December 10, 1999, the Company and its wholly owned subsidiary, Dyn Funding Corporation, entered into a Senior Secured Credit Agreement (the "Credit Agreement") with a group of financial institutions. Under the Credit Agreement, the Company borrowed $100.0 million under Term A Loans maturing December 9, 2004, $100.0 million under Term B Loans maturing December 9, 2006, and $23.8 million under a $90.0 million revolving line of credit. Upon the closing of the Credit Agreement, the Company terminated its previous revolving line of credit facility.

The Credit Agreement contains customary restrictions on the ability of the Company to undertake certain activities, such as the incurrance of additional debt, the payment of dividends on or the repurchase of the Company's common stock, the merger of the Company into another company, the sale of substantially all the Company's assets, and the acquisition of the stock or substantially all the assets of another company. The Credit Agreement also stipulates that the Company must maintain certain financial ratios, including specified ratios of earnings to fixed charges, debt to earnings, and accounts receivable to borrowings under the Credit Agreement. At December 28, 2000 and December 30, 1999, the Company was in compliance with these covenants.

As of December 28, 2000 the Company's total debt was $284.0 million, a decrease of $59.2 million from December 30, 1999, primarily due to voluntary prepayments on the Term A and Term B Loans.

On December 28, 2000, the Company voluntarily repaid $30.0 million of Term A Loans, prepaying all scheduled principal installments due in 2001 and partially prepaying the scheduled principal installment due in February 2002. As a consequence of this prepayment, the Term A Loans are to be repaid in an installment of $1.3 million in February 2002 and then eleven quarterly installments of $6.3 million beginning in May 2002. On March 7, 2000, the Company voluntarily repaid $7.1 million of Term B Loans, prepaying all scheduled principal payments of Term B Loans from February 2001 through December 2004, and partially prepaying the scheduled principal payment due in February 2005. On December 28, 2000, the Company voluntarily repaid $15.0 million of Term B Loans, prepaying the remaining scheduled principal payment due in February 2005 and partially prepaying the scheduled principal payment due in May 2005. As a consequence of these prepayments, the Term B Loans are to be repaid in an installment of $5.7 million in May 2005 and then six quarterly installments of $11.9 million beginning in August 2005. At the option of the Company, borrowings under the Credit Agreement bear interest at either LIBOR or a base rate established by the bank, plus a margin that varies based upon the Company's ratio of debt to earnings.

The Company is charged a commitment fee of 0.5% per annum on unused commitments under the revolving line of credit. At December 28, 2000, there were no borrowings under the revolving line of credit, and at December 30, 1999, there were $7.0 million of borrowings. Letters of credit outstanding were $9.5 million and $7.4 million at December 28, 2000 and December 30, 1999, respectively, under the line of credit. The amount available was $80.5 million and $75.6 million, respectively, as of December 28, 2000 and December 30, 1999.

On December 10, 1999, the Company entered into an agreement with various financial institutions for the sale of $40.0 million face value of the Company's subordinated pay-in-kind notes due 2007, with an estimated fair value of $33.9 million ("Subordinated Notes"), and for the sale of 426,217 shares of the Company's stock with an estimated fair value of $6.1 million (see Note 7 to the Consolidated Financial Statements). The Subordinated Notes bear interest at 15.0% per annum, payable semi-annually. The Company may, at its option, prior to December 15, 2004, pay the interest in cash or in additional Subordinated Notes. On December 28, 2000, the Company paid $3.2 million cash interest on the Subordinated Notes. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 2000 at a redemption price that ranges from 114.0% in 2000 to 100.0% in 2006 and thereafter. The Subordinated Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company and to the Senior Notes.

The Company had a $15.0 million line of credit that it utilized through December 9, 1999, never exceeding $8.9 million in borrowings at any given point in time. As noted above, on December 10, 1999, the Company terminated this revolving line of credit facility.

The Company has several significant operating leases for facilities, furniture and equipment. Minimum lease payments over the next 11 years are estimated to be $220.6 million, including $37.2 million in 2001. Of the $37.2 million 2001 minimum lease payments, $12.9 million related to DIS leases (including the sale and leaseback of various high-end communications equipment as noted above), $10.4 million the Company entered into under a contract with the U.S. Postal Service, and $6.5 million related to the new corporate headquarters building.

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

In conjunction with the acquisition of Technology Applications, Inc. in November 1993, the Company issued put options on 125,714 shares of its common stock. On January 12, 1999, the estate of the former owner of Technology Applications, Inc. exercised the put option on the 125,714 shares at a price of $24.25 per share. The Company's repurchase of this common stock required cash of $3.0 million.

EBITDA represents a measure of the Company's ability to generate cash flow and does not represent net income or cash flow from operating, investing and financing activities as defined by U.S. generally accepted accounting principles ("GAAP"). EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issuance discount which are included in interest expense in the Consolidated Statements of Operations and included in depreciation and amortization in the Consolidated Statements of Cash Flows. Readers are cautioned that the Company's definition of EBITDA may not necessarily be comparable to similarly titled captions used by other companies due to the potential inconsistencies in the method of calculation. The following represents the Company's computation of EBITDA (in thousands):

                                                                                For Fiscal Years Ended
                                                                                ----------------------
                                                                      2000            1999             1998
                                                                      ----            ----             ----


              Net earnings                                          $ 9,894          $ 5,989         $15,055
                 Depreciation and amortization                       27,494           13,572           8,825
                 Interest expense, net                               39,937           17,550          12,544
                 Income taxes                                         6,326            4,649           9,559
                 Extraordinary item, net of tax                           -            1,601               -
                 Amortization of deferred debt expense               (2,300)          (1,210)           (721)
                 Debt issue discount                                    (43)             (39)            (36)
                                                                    -------          -------         -------
              EBITDA                                                $81,308          $42,112         $45,226
                                                                    =======          =======         =======


In 2000, EBITDA increased by $39.2 million, or 93.1%, to $81.3 million as compared to 1999. EBITDA decreased by $3.1 million, or 6.9%, to $42.1 million in 1999 over 1998. The increases in EBITDA in 2000, as compared to 1999, are primarily attributable to higher operating profits. In 2000, operating profits increased by $37.5 million, or 59% over 1999. DIS, which was purchased in December 1999, accounted for approximately $16.8 million, or 45.0%, of this increase. 1999 operating profits increased only by $5.4 million, or 9.4% over 1998. The above net earnings amounts include DIS transition expenses of $5.5 million and $0.1 million in 2000 and 1999, respectively. These expenses relate to administrative and accounting support provided by the former parent corporation and affiliates of DIS, which is expected to end by the first quarter of 2001. Also included in these expenses are costs related to transitioning these services to the Company. Management expects future administrative and accounting support services to be significantly less than the 2000 expenses.

Environmental Matters

Neither the Company nor any of its subsidiaries has been named as a Potentially Responsible Party (as defined in the Comprehensive Environmental Response, Compensation, and Liability Act) at any site. The Company has incurred costs for the installation and operation of a soil and water remediation system and for the clean up of environmental conditions at certain other sites (see Note 18(b) to the Consolidated Financial Statements). The Company's liability, in the aggregate, with respect to these matters is not expected to be material to the Company's results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a policy to use derivative financial instruments to manage its market risk exposures from fluctuations in interest rates on its floating rate debt and foreign exchange rates as warranted. The Company manages its exposure to this market risk through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. The Company has managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its LIBOR indexed debt until February 2002. In December 2000, the Company entered in a two year and 28-day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis beginning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability for the hedged debt. The Company does not hold or issue derivative financial instruments for trading purposes. For more information related to the Company's floating rate debt, see Long-term Debt in the Notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is contained in the Company's Consolidated Financial Statements and Financial Statement Schedules included elsewhere in this Annual Report on Form 10-K.

                    Report of Independent Public Accountants

To DynCorp:

We have audited the accompanying consolidated balance sheets of DynCorp (a Delaware corporation) and subsidiaries as of December 28, 2000 and December 30, 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the two fiscal years in the period ended December 28, 2000 and the year ended December 31, 1998. These financial state-ments and the schedule referred to below are the responsibility of the Company's management.Our responsibility is to express an opinion on these financial state-ments and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynCorp and subsidiaries as of December 28, 2000 and December 30, 1999, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 28, 2000 and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

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

Vienna, Virginia                                    ARTHUR ANDERSEN LLP
March 7, 2001

                            DynCorp and Subsidiaries
                           Consolidated Balance Sheets
                          As of the Fiscal Years Ended
                                 (In thousands)

                                                                         December 28,     December 30,
                                                                             2000             1999


Assets
------
Current Assets:
   Cash and cash equivalents                                                $  12,954       $   5,657
   Accounts receivable and contracts in process, net                          334,354         357,411
   Prepaid income taxes                                                         1,139           6,558
   Other current assets                                                        35,268          28,582
                                                                            ---------       ---------
      Total Current Assets                                                    383,715         398,208


Property and Equipment, at cost:
   Land                                                                            22             621
   Buildings and leasehold improvements                                        13,805          28,957
   Machinery and equipment                                                     37,772          32,800
                                                                            ---------       ---------
                                                                               51,599          62,378
   Accumulated depreciation and amortization                                  (23,833)        (21,583)
                                                                            ---------       ---------
      Net Property and Equipment                                               27,766          40,795

Intangible Assets, net                                                        181,677         149,159

Deferred Income Taxes                                                          10,980               -

Other Assets                                                                   40,203          51,511
                                                                            ---------       ---------

Total Assets                                                                $ 644,341       $ 639,673
                                                                            =========       =========



The accompanying notes are an integral part of these consolidated financial statements.

                            DynCorp and Subsidiaries
                           Consolidated Balance Sheets
                          As of the Fiscal Years Ended
                      (In thousands, except share amounts)


                                                                           December 28,         December 30,
                                                                              2000                  1999
                                                                              ----                  ----

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Notes payable and current portion of long-term debt                       $    124            $   8,242
   Accounts payable                                                            67,761               85,357
   Deferred revenue and customer advances                                       7,631                6,048
   Accrued income taxes                                                         5,904                2,100
   Accrued expenses                                                           159,819              131,274
                                                                             --------            ---------
      Total Current Liabilities                                               241,239              233,021

Long-term Debt                                                                283,889              334,944

Deferred Income Taxes                                                               -                4,547

Other Liabilities and Deferred Credits                                         90,283               51,171

Contingencies and Litigation (Note 18)
Temporary Equity:
 Redeemable common stock at redemption value
  ESOP shares, 7,504,653 and 7,350,937 shares issued
    and outstanding in 2000 and 1999, respectively,
    subject to restrictions                                                   238,346              182,974
  Other redeemable common stock, 426,217 shares issued
    and outstanding in 2000 and 1999                                            7,984                6,142

Stockholders' Equity:
  Common stock, par value ten cents per share, authorized
    20,000,000 shares; issued 4,758,897
    and 4,908,447 shares in 2000 and 1999, respectively                           476                  491
 Paid-in surplus                                                              134,638              133,338
 Accumulated other comprehensive income                                             3                   (9)
 Reclassification to temporary equity for redemption value
     greater than par value                                                  (245,540)            (188,339)
 Deficit                                                                      (64,835)             (72,887)
 Common stock held in treasury, at cost; 2,264,625
 and 2,301,262 shares in 2000 and 1999, respectively                          (42,142)             (43,062)
 Unearned ESOP shares                                                               -               (2,658)
                                                                             --------            ---------
Total Liabilities and Stockholders' Equity                                   $644,341            $ 639,673
                                                                             ========            =========



The accompanying notes are an integral part of these consolidated financial statements.



                                                   DynCorp and Subsidiaries
                                             Consolidated Statements of Operations
                                                  For the Fiscal Years Ended
                                           (In thousands, except per share amounts)




                                                                                December 28,   December 30,   December 31,
                                                                                   2000           1999           1998
                                                                                   ----           ----           ----

Revenues                                                                        $1,809,109     $1,345,281     $1,233,707
                                                                                ----------     ----------     ----------

Costs and expenses:
      Cost of services                                                           1,705,257      1,280,239      1,173,151
      Corporate general and administrative                                          29,350         21,741         18,630
      Interest expense                                                              41,408         18,943         14,144
      Interest income                                                               (1,471)        (1,393)        (1,600)
      Amortization of intangibles of acquired companies                             15,362         11,419          2,911
      Other income                                                                    (532)          (875)          (224)
                                                                                ----------     ----------     ----------
         Total costs and expenses                                                1,789,374      1,330,074      1,207,012
                                                                                ----------     ----------     ----------

Earnings from continuing operations before income taxes,
  minority interest, and extraordinary item                                         19,735         15,207         26,695
   Provision for income taxes                                                        6,326          4,649          9,559
                                                                                ----------     ----------     ----------

Earnings from continuing operations before minority interest
     and extraordinary item                                                         13,409         10,558         17,136

   Minority interest                                                                 3,515          2,968          2,081
                                                                                ----------     ----------     ----------

Earnings from continuing operations before extraordinary item                        9,894          7,590         15,055
   Extraordinary loss from early extinguishment of debt, net of income taxes             -          1,601              -
                                                                                ----------     ----------     ----------

Net earnings                                                                    $    9,894     $    5,989     $   15,055
                                                                                ==========     ==========     ==========

  Accretion of other redeemable common stock to redemption value                     1,842             94              -
                                                                                ----------     ----------     ----------

Common stockholders' share of net earnings                                      $    8,052     $    5,895     $   15,055
                                                                                ==========     ==========     ==========

Common stockholders' share of net earnings per common share:

      Basic earnings per share                                                  $     0.77     $     0.59     $     1.47

      Diluted earnings per share                                                $     0.75     $     0.57     $     1.43

Weighted-average number of shares
       outstanding for basic earnings per share                                     10,477         10,044         10,242

Weighted-average number of shares
     outstanding for diluted earnings per share                                     10,704         10,273         10,514

The accompanying notes are an integral part of these consolidated financial statements.

                            DynCorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                           For the Fiscal Years Ended
                                 (In thousands)

                                                                                 December 28, December 30, December 31,
                                                                                     2000        1999         1998
                                                                                     ----        ----         ----

    Cash Flows from Operating Activities:
      Common stockholders' share of net earnings                                $    8,052     $  5,895     $  15,055
      Adjustments to reconcile net earnings
       to net cash provided (used) by operating activities:
         Depreciation and amortization                                              27,494       13,572         8,825
         Accretion of other redeemable common stock to redemption value              1,842           94             -
         Purchased in-process research and development                                   -        6,400             -
         Deferred income taxes                                                     (22,230)      (7,630)        1,463
         Proceeds from insurance settlement for asbestos claims                          -            -         1,462
         Change in reserve for divested business - Fuller-Austin                         -            -       (10,797)
         Changes in reserves for divested business  - other                              -       (2,000)       (1,698)
           Capitalized costs incurred on existing contracts                              -       (2,473)           -
         Other                                                                         914        1,687           (63)
         Change in assets and liabilities, net of acquisitions and dispositions:
           Decrease (increase) in accounts receivable and contracts
             in process                                                             24,853      (37,919)      (52,416)
           Decrease (increase) in other current assets                               1,841         (326)         (963)
           Increase in current liabilities except notes payable
             and current portion of long-term debt                                  12,888       36,535        31,380
                                                                                ----------     --------     ---------
                   Cash provided (used) by operating activities                     55,654       13,835        (7,752)
                                                                                ----------     --------     ---------
    Cash Flows from Investing Activities:
      Sale of property and equipment                                                30,685          610         1,293
      Purchase of property and equipment                                           (20,960)     (13,878)       (4,797)
      Capitalized cost of new financial and human resource systems                       -       (5,969)       (5,598)
      Deferred income taxes from "safe harbor" leases                                 (597)        (481)         (257)
      (Increase) decrease in investment in unconsolidated subsidiaries              (1,230)       1,363          (302)
      Assets and liabilities of acquired business                                   (1,620)    (167,504)      (10,239)
      Proceeds from sale of business                                                 2,300            -             -
      Other                                                                           (496)         884          (231)
                                                                                ----------     --------     ---------
                Cash provided (used) by investing activities                         8,082     (184,975)      (20,131)
                                                                                ----------     --------     ---------
    Cash Flows from Financing Activities:
      Treasury stock purchased                                                           -       (7,208)       (6,194)
      Payments on indebtedness                                                    (406,618)    (253,491)      (20,371)
      Proceeds from debt issuance                                                  344,005      428,552        28,113
      Pay-in-kind interest on Subordinated Notes                                     3,397            -             -
      Proceeds from issuance of redeemable common stock                                  -        6,048             -
      Payments received on ESOT loans                                                2,958       10,577         5,932
      Loans to ESOT                                                                   (300)     (11,082)            -
      Other                                                                            119         (687)         (111)
                                                                                ----------     --------     ---------
                Cash (used) provided by financing activities                       (56,439)     172,709         7,369
                                                                                ----------     --------     ---------
    Net Increase (Decrease) in Cash and Cash Equivalents                             7,297        1,569       (20,514)
    Cash and Cash Equivalents at Beginning of the Fiscal Year                        5,657        4,088        24,602
                                                                                ----------     --------     ---------
    Cash and Cash Equivalents at End of the Fiscal Year                         $   12,954     $  5,657     $   4,088
                                                                                ==========     ========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                            DynCorp and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                           For the Fiscal Years Ended
                                 (In thousands)

                                                                          Adjustment                                    Accumulated
                                                   Common                for Redemption                       Unearned    Other
                                       Common      Stock     Paid-in      Value Greater            Treasury     ESOP  Comprehensive
                                       Stock      Warrants   Surplus     than Par Value   Deficit   Stock      Shares     Income
                                       -----      --------   -------     --------------   -------   -----      ------     ------

  Balance, December 31, 1997           $  478       $1,259   $125,412       $(154,138)    $(93,837) $(28,703)  $(8,085)    $  -
  Employee compensation plans
    (option exercises, restricted stock
    plan,incentive bonus)                   4            -        891               -            -      (960)        -        -
  Treasury stock purchased                  -            -          -               -            -    (6,386)        -        -
  Warrants and stock options
    exercised                              35       (1,259)       903               -            -       409         -        -
  Payment received on ESOT note             -            -          -               -            -         -     5,932        -
  Reclassification to redeemable
    common stock                          (19)           -          -         (29,002)           -         -         -        -
  Translation adjustment                    -            -         10               -            -         -         -      (10)
  Net earnings                              -            -          -               -       15,055         -         -        -
                                       ------       ------   --------       ---------     --------  --------   -------     ----
  Balance, December 31, 1998              498            -    127,216        (183,140)     (78,782)  (35,640)   (2,153)     (10)

  Employee compensation plans
    (option exercises, restricted stock
    plan, incentive bonus)                  7            -         (6)              -            -      (321)        -        -
  Stock issued under mezzanine
    financing                              43            -      6,006               -            -         -         -        -
  Treasury stock purchased                  -            -          -               -            -    (7,208)        -        -
  Warrants and stock options                -            -         28               -            -       107         -        -
    exercised
  Payment received on ESOT note             -            -          -               -            -         -    10,577        -
  Loans to ESOT                             -            -          -               -            -         -   (11,082)       -
  Reclassification to redeemable
    common stock                          (57)           -          -          (5,105)           -         -         -        -
  Accretion of other redeemable
    common stock to redemption value        -            -         94             (94)         (94)        -         -        -
  Translation adjustment                    -            -          -               -            -         -         -        1
  Net earnings                              -            -          -               -        5,989         -         -        -
                                       ------       ------   --------       ---------     --------  --------   -------     ----
  Balance, December 30, 1999              491            -    133,338        (188,339)     (72,887)  (43,062)   (2,658)      (9)
  Employee compensation plans
    (option exercises, restricted stock
    plan, incentive bonus)                  -            -       (542)              -            -       920         -        -
  Payment received on ESOT note             -            -          -               -            -         -     2,958        -
  Loans to ESOT                             -            -          -               -            -         -      (300)       -
  Reclassification to redeemable
    common stock                          (15)           -          -         (55,359)           -         -         -        -
  Accretion of other redeemable
    common stock to redemption value        -            -      1,842          (1,842)      (1,842)        -         -        -
  Translation adjustment and other          -            -          -               -            -         -         -       12
  Net earnings                              -            -          -               -        9,894         -         -
                                       ------       ------   --------       ---------     --------  --------   -------      ---
  Balance, December 28, 2000           $  476       $    -   $134,638       $(245,540)     (64,835)  (42,142)  $     -     $  3
                                       ======       ======   ========       =========     ========  ========   =======     ====



The accompanying notes are an integral part of these consolidated financial statements.

                            DynCorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 28, 2000
    (Dollars in thousands, except per share amounts or where otherwise noted)

(1)   The Company and Summary of Significant Accounting Policies

Description of Business and Organization:

DynCorp, a Delaware corporation, (the "Company") provides diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and internationally. Organized in 1946, the Company provides services to various branches of the U.S. Departments of Defense, Energy, State, and Justice, the Drug Enforcement Agency, the National Institute of Health, the Defense Information Systems Agency, the National Aeronautics and Space Administration and various other U.S., state and local government agencies, commercial clients and foreign governments. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed-price, time-and-material or cost-type contracts depending on the work requirements and other individual circumstances. These services encompass a wide range of management, technical and professional services.

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. All majority-owned subsidiaries have been included in the financial statements. Investments in which the Company owns a 20% to 50% ownership interest are accounted for by the equity method while investments of less than 20% ownership are accounted for under the cost method. Outside investors' interest in the majority-owned subsidiaries is reflected as minority interest. Effective in 1999, the Company's fiscal year is the 52 or 53-week period ending the last Thursday in December. Previously, the Company had a calendar year end.

Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include accrued liabilities such as contract losses, litigation reserves, and incentive compensation awards, which are not paid out until the following year. Actual results could differ from those estimates.

Contract Accounting:

Contracts in process are stated at the lower of actual cost incurred plus accrued profits or net estimated realizable value of incurred costs, reduced by progress billings. The Company records income from major fixed-price contracts, extending over more than one accounting period, using the percentage-of-completion method. During performance of such contracts, estimated final contract prices and costs are periodically reviewed and revisions are made as required. The effects of these revisions are included in the periods in which the revisions are made. On cost-plus-fee contracts, revenue is recognized to the extent of costs incurred plus a proportionate amount of fees earned, and on time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Losses on contracts are recognized when they become known. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount.

Accounts Receivable:

It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of the reserve requirement can be reasonably estimated.

Property and Equipment:

The Company computes depreciation using either the straight-line or double declining balance method. The estimated useful lives used in computing depreciation are buildings, 15-33 years; machinery and equipment, 3-15 years; and leasehold improvements, the lesser of the useful life or the remaining term of the lease. Depreciation expense was $7,044 for 2000, $5,412 for 1999, and $4,781 for 1998.

Cost of property and equipment sold or retired and the related accumulated depreciation or amortization is removed from the accounts in the year of disposal, and any gains or losses are reflected in the consolidated statements of operations. Expenditures for maintenance and repairs are charged to expense as incurred, and major additions and improvements are capitalized.

Intangible Assets:

The major classes of intangible assets, net of accumulated amortization, as of December 28, 2000 and December 30, 1999 are summarized below (in millions):

                                                           Amortization
                                                              Period                    2000                  1999
                                                              ------                    ----                  ----
        Goodwill..................................         10 to 40 years              $154.5                $109.8
        Capitalized software......................         8 years                        9.0                  10.6
        Core and  developed technology............         5 years                        6.1                   7.6
        Contracts acquired........................         up to 10 years                 0.6                   8.4
        Assembled workforce.......................         7 years                        5.6                   6.5
        Patent....................................         17 years                       5.9                   6.3
                                                                                       ------                ------
        Total net intangibles.....................                                     $181.7                $149.2

Intangible assets are being amortized using the straight-line method for the periods noted above. Intangible asset amortization expense was $16,964, $12,597, and $3,076 in 2000, 1999, and 1998, respectively. Intangible asset amortization expense for 1999 includes $1.2 million acceleration of goodwill amortization due to impairment. Intangible asset accumulated amortization of $66,193 and $55,755 has been recorded through December 28, 2000 and December 30, 1999, respectively.

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for impairment, the Company estimates the future cash flows expected to result from the use of the asset. If impaired, the Company will write down the asset to its fair market value. If the asset is held for sale, the Company reviews its fair value less cost to sell. In 1999, the Company expensed $1.7 million related to impaired assets including the $1.2 million noted above.

Derivative Financial Instruments:

The Company has a policy to use derivative financial instruments to manage its market risk exposures from fluctuations in interest rates on its floating rate debt and foreign exchange rates as warranted. The Company manages its exposure to this market risk through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. The Company has managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its LIBOR indexed debt until February 2002. In December 2000, the Company entered into a two year and 28-day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis beginning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability for the hedged debt. The Company does not hold or issue derivative financial instruments for trading purposes.

Recently Issued Accounting Standards:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 138,
"Accounting for Certain Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133." SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the guidelines stipulated in SFAS 133. The Company adopted the provisions of SFAS 133 and 138 on January 1, 2001. Because of the Company's limited use of derivatives, the Company does not expect that the adoption of this new standard will have a material impact on its results of operations, financial condition, or cash flows.

In September 2000, the FASB issued SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and rescinds SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." SFAS 140 revises SFAS 125's standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 is to be applied prospectively with certain exceptions. SFAS 140 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

Consolidated Statements of Cash Flows:

For purposes of these statements, short-term investments, which consist of government treasury bills and time deposits with a maturity of ninety days or less, are considered cash equivalents.

Investing and financing activities include the following:

                                                                        2000            1999            1998
                                                                        ----            ----            ----
Acquisitions of businesses:
   Assets acquired                                                  $  4,403      $  212,642        $ 11,185
   Liabilities assumed                                                (2,783)        (45,138)           (946)
   Cash acquired                                                           -              36               -
                                                                    --------      ----------        --------
   Net cash                                                         $  1,620      $  167,540        $ 10,239
                                                                    --------      ----------        --------

In 2000, the Company acquired certain assets and liabilities of a company which developed and marketed proprietary decision-support software and provided related consulting services to evaluate and profile performance of providers engaged in healthcare. The Company also acquired GTE Information Systems LLC in 1999 and FMAS Corporation in 1998. The purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed based on estimated fair value at the date of acquisition, under the purchase method of accounting.

Comprehensive Income:

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation and disclosure of comprehensive income. Translation adjustment of $0.01 million is the only component of the Company's comprehensive income for the year ended December 28, 2000, other than net income. Translation adjustment of $(0.01) million is the only component of comprehensive income for the year ended December 30, 1999, other than net income.

Reclassifications:

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

Long-term debt and other liabilities and deferred credits - The carrying values of the Company's Senior Secured Credit Agreement Loans, Revolving Credit Facility, and the 15% Subordinated Notes approximated their fair values at December 28, 2000. The fair value of the Company's 9 1/2% Senior Subordinated Notes, based on the current rate as if the issue date was December 28, 2000, was $81.0 million, as compared to a book value of $99.6 million as of December 28, 2000. The fair value of the Company's 9 1/2% Senior Subordinated Notes, based on the current rate as if the issue date was December 30, 1999 was $92.4 million, as compared to a book value of $99.6 million in 1999. For the remaining long-term debt (see Note 4) and other liabilities and deferred credits, the carrying amounts approximate the fair values.

(3)   Accounts Receivable and Contracts in Process, Net

The components of accounts receivable and contracts in process were as follows for the years ending December 28, 2000 and December 30, 1999:

                                                                                         2000                 1999
                                                                                         ----                 ----
    U.S. Government:
      Billed and billable                                                              $254,731            $238,709
      Recoverable costs and accrued profit on progress
        completed but not billed                                                         25,801              47,885
      Retainage due upon completion of contract                                           2,006               2,769
                                                                                       --------            --------
                                                                                        282,538             289,363
                                                                                       --------            --------
    Other Customers (primarily subcontracts from U.S. Government prime contracts and contracts with state, local and quasi-government agencies):
      Billed and billable (less allowance for doubtful accounts
        of $4,071 in 2000 and $3,156 in 1999)                                            47,890              52,063
      Recoverable costs and accrued profit on progress completed
        but not billed                                                                    3,926              15,985
                                                                                       --------            --------
                                                                                         51,816              68,048
                                                                                       --------            --------
                                                                                       $334,354            $357,411
                                                                                       ========            ========

Billed and billable include amounts earned and contractually billable at year-end, but which were not billed because customer invoices had not yet been prepared at year-end. Recoverable costs and accrued profit on progress completed but not billed is composed primarily of amounts recognized as revenues, but which are not contractually billable at the balance sheet dates. It is expected that all amounts outstanding at December 28, 2000 will be collected within one year except for approximately $2,965.

(4)   Long-term Debt

At December 28, 2000 and December 30, 1999, long-term debt consisted of:

                                                                                     2000             1999
                                                                                     ----             ----
    Senior Secured Credit Agreement - Term A Loan                                  $ 70,000        $100,000
    Senior Secured Credit Agreement - Term B Loan                                    76,900         100,000
    Senior Secured Credit Agreement - Revolving Credit Facility                           -           6,970
    15% Subordinated Notes                                                           37,349          33,952
    9 1/2% Senior Subordinated Notes                                                 99,627          99,584
    8% Mortgage payable                                                                   -           2,575
    Notes payable                                                                       137             105
                                                                                   --------        --------
                                                                                    284,013         343,186
    Less current portion                                                                124           8,242
                                                                                   --------        --------
                                                                                   $283,889        $334,944
                                                                                   ========        ========
    Debt maturities as of December 28, 2000, were as follows:

          2001                                                                     $    124
          2002                                                                       20,013
          2003                                                                       25,000
          2004                                                                       25,000
          2005                                                                       29,400
          Thereafter                                                                184,476
                                                                                   --------
                                                                                   $284,013
                                                                                   ========

On December 10, 1999, the Company and its wholly owned subsidiary, Dyn Funding Corporation, entered into a Senior Secured Credit Agreement (the "Credit Agreement") with a group of financial institutions. Under the Credit Agreement, the Company borrowed $100.0 million under Term A Loans maturing December 9, 2004, $100.0 million under Term B Loans maturing December 9, 2006, and $23.8 million under a $90.0 million revolving line of credit maturing December 9, 2004. Of the total borrowings under the Credit Agreement, $125.0 million was used for partial payment of the purchase price for GTE Information Systems LLC. An additional $112.0 million of the borrowings was used to make an optional redemption of Dyn Funding Corporation's outstanding 7.486% Fixed Rate Contract Receivable Collateralized Notes, Series 1997-1, Class A and to reduce irrevocably Dyn Funding Corporation's Floating Rate Contract Receivable Collateralized Notes, Series 1997-1, Class B. The remainder was used to pay transactional expenses and for general corporate operating purposes. Upon the closing of the Credit Agreement, the Company terminated its previous revolving line of credit facility.

The Credit Agreement stipulates that the Company must maintain certain financial ratios, including specified ratios of earnings to fixed charges, debt to earnings, and accounts receivable to borrowings under the Credit Agreement.

On December 10, 1999, the Company incurred an extraordinary loss of $2.5 million ($1.6 million after tax or $0.16 for basic and diluted earnings per share) in connection with the early retirement of the $50.0 million 7.486% Fixed Rate Contract Receivable Collateralized Notes. The extraordinary loss was comprised of the payment of a yield maintenance premium and the write-off of associated debt issuance costs.

On December 28, 2000, the Company voluntarily repaid $30.0 million of Term A Loans, prepaying all scheduled principal installments due in 2001 and partially prepaying the scheduled principal installment due in February 2002. As a consequence of this prepayment, the Term A Loans are to be repaid in an installment of $1.3 million in February 2002 and then eleven quarterly installments of $6.3 million beginning in May 2002. On March 7, 2000, the Company voluntarily repaid $7.1 million of Term B Loans, prepaying all scheduled principal payments of Term B Loans from February 2001 through December 2004, and partially prepaying the scheduled principal payment due in February 2005. On December 28, 2000, the Company voluntarily repaid $15.0 million of Term B Loans, prepaying the remaining scheduled principal payment due in February 2005 and partially prepaying the scheduled principal payment due in May 2005. As a consequence of these prepayments, the Term B Loans are to be repaid in an installment of $5.7 million in May 2005 and then six quarterly installments of $11.9 million beginning in August 2005. At the option of the Company, borrowings under the Credit Agreement bear interest at either LIBOR or a base rate established by the bank, plus a margin that varies based upon the Company's ratio of debt to earnings.

The Company is charged a commitment fee of 0.5% per annum on unused commitments under the revolving line of credit. As of December 28, 2000 and December 30, 1999, $0 million and $7.0 million of borrowings and $9.5 million and $7.4 million of letters of credit were outstanding, respectively, under the revolving line of credit. The amount available was $80.5 million and $75.6 million, respectively, as of December 28, 2000 and December 30, 1999.

On December 10, 1999, the Company entered into an agreement with various financial institutions for the sale of $40.0 million face value of the Company's subordinated pay-in-kind notes due 2007, with an estimated fair value of $33.9 million ("Subordinated Notes"), and for the sale of 426,217 shares of the Company's stock with an estimated fair value of $6.1 million (see Note 7). The proceeds were used for payment of the balance of the purchase price for GTE Information Systems LLC. The Subordinated Notes bear interest at 15.0% per annum, payable semi-annually. The Company may, at its option, prior to December 15, 2004, pay the interest in cash or in additional Subordinated Notes. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 2000 at a redemption price that ranges from 114.0% in 2000 to 100.0% in 2006 and thereafter. The Subordinated Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company and to the Senior Subordinated Notes. On December 28, 2000, the Company paid $3.2 million cash interest on the Subordinated Notes.

On March 17, 1997, the Company issued $100.0 million of 9 1/2% Senior Subordinated Notes ("Senior Subordinated Notes") with a scheduled maturity in 2007. Interest is payable semi-annually, in arrears, on March 1 and September 1 of each year. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, on or after March 1, 2002 at a redemption price which ranges from 104.8% in 2002 to 100.0% in 2005 and thereafter. In addition, the Company may redeem up to 35.0% of the aggregate principal amount of the Senior Subordinated Notes (at a redemption price of 109.5%) with proceeds generated from a public offering of equity, provided at least 65.0% of the original aggregate amount of the Senior Subordinated Notes remains outstanding. The Senior Subordinated Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company.

The Credit Agreement and indentures for the Subordinated Notes and Senior Subordinated Notes contain customary restrictions on the ability of the Company to undertake certain activities, such as the incurrence of additional debt, the payment of dividends on or the repurchase of the Company's common stock, the merger of the Company into another company, the sale of substantially all the Company's assets, and the acquisition of the stock or substantially all the assets of another company.

The Company acquired the headquarters property of Technology Applications, Inc. ("TAI") on November 12, 1993, in conjunction with its acquisition of TAI, and assumed a mortgage on the property of $3.3 million bearing interest at 8.0% per annum. On February 29, 2000, the Company sold the property for $10.5 million in cash and simultaneously entered into a lease agreement for the property. The 8.0% mortgage was repaid with proceeds from the sale of the property .

Deferred debt issuance costs are being amortized using the effective interest rate method over the term of the related debt. At December 28, 2000, and December 30, 1999, unamortized deferred debt issuance costs were $10,071 and $12,113, respectively and amortization for 2000, 1999 and 1998 was $2,300, $1,210, and $721, respectively. Amortization of debt issue discount was $43, $39, and $36 in 2000, 1999 and 1998, respectively.

Cash paid for interest was $31,458 for 2000, $16,209 for 1999, and $13,454 for 1998.

(5)   Accrued Expenses

At December 28, 2000 and December 30, 1999, accrued expenses consisted of the following:

                                                                                        2000           1999
                                                                                        ----           ----
    Salaries and wages                                                              $ 79,216       $ 73,028
    Insurance                                                                         25,298         24,147
    Interest                                                                           7,279          4,313
    Payroll and miscellaneous taxes                                                   19,925         12,051
    Accrued contingent liabilities and operating reserves
      (see Note 18)                                                                   21,944         10,105
    Other                                                                              6,157          7,630
                                                                                    --------       --------
                                                                                    $159,819       $131,274
                                                                                    ========       ========

(6)   Employee Stock Ownership Plan

In September 1988, the Company established an Employee Stock Ownership Plan ("ESOP"). The Company borrowed $100.0 million and loaned the proceeds, on the same terms as the Company's borrowings, to the ESOP to purchase 4,123,711 shares of common stock of the Company. The ESOP acquired 2,797,812 additional shares from 1993 through 1996 either through contributions of stock from the Company, or contributions of cash from the Company with which the ESOP then purchased shares either from the Company, on the Internal Market, or directly from other stockholders.

At the beginning of 1997, the ESOP had considerable cash on hand. Utilizing this cash and loans from the Company, the ESOP purchased all of the Company's Class C Preferred Stock. The ESOP subsequently converted the Class C Preferred Stock and exercised the related warrants, at which time the Company issued 949,642 shares of common stock to the ESOP. The purchase price for the Class C Preferred Stock was $18,566 ($19.55 per share, after exercise of warrants) of which half was paid in cash ($8,277 on hand and $1,006 loaned from the Company) and notes were issued for the balance. The notes, and related accrued interest, were paid in full as of December 30, 1999.

In 1999, the ESOP utilized 1999 contributions and loans to make the required principal and interest payments on the aforementioned notes, pay administrative fees, purchase 95,735 shares of stock on the internal market and purchase 273,139 shares of stock from other stockholders. In 2000, the ESOP utilized 2000 contributions and loans to make the required principal and interest payments on the aforementioned notes, pay administrative fees, purchase 27,490 shares of stock on the internal market and purchase 25,175 shares of stock from other stockholders. At December 28, 2000, there were no unpaid balances on these subsequent loans. The ESOP covers a majority of the employees of the Company. Participants in the ESOP become fully vested after four years of service. At December 28, 2000, the ESOP owned 7,504,653 shares. The Company recognizes compensation expense each year based on the cash contribution for the year. In 2000, 1999, and 1998, cash contributions to the ESOP were $13,350, $13,220, and $12,600, respectively. These amounts were charged to Cost of Services and Corporate General and Administrative Expenses.

Effective January 1, 2001, the Company established two new plans: the Savings and Retirement Plan and the Capital Accumulation and Retirement Plan (collectively, the "Savings Plans"). At the same time, the ESOP was merged into the two plans. The Company stock accounts of participants in the ESOP were transferred to one or the other of the Savings Plans, and Savings Plans participants have the same distribution and put rights for these ESOP shares as they had in the ESOP. See Note 11 for discussion of the Savings Plans.

(7)   Redeemable Common Stock

Common stock which is redeemable has been reflected as Temporary Equity at the redemption value at each balance sheet date and consists of the following:

                                                    Balance at                                       Balance at
                                     Redemption    December 28,                       Redemption     December 30,
                           Shares       Value          2000               Shares         Value           1999
                         ----------  ----------    ------------         ----------    ----------     ------------
ESOP Shares               3,313,729      $35.25      $  116,809          3,313,729        $27.50        $  91,128
                          4,190,924      $29.00         121,537          4,037,208        $22.75           91,846
                          ---------                  ----------          ---------                      ---------
                          7,504,653                  $  238,346          7,350,937                      $ 182,974
                          =========                  ==========          =========                      =========
Other Redeemable
  Common Stock              426,217      $18.73      $    7,984            426,217        $14.41        $   6,142
                          =========                  ==========          =========                      =========

ESOP Shares

In accordance with ERISA regulations and the ESOP documents, the ESOP Trust may purchase and the Company is obligated to purchase vested common stock shares from ESOP participants (see Note 6) at the fair value (as determined by an independent appraiser) until such time as the Company's common stock is publicly traded. The shares initially bought by the investors, including the ESOP, in 1988 were bought at a "control price," reflecting the higher price that buyers typically pay when they buy an entire company (as the ESOP and other investors did in the 1988 LBO). A special provision in the ESOP permits participants to receive a "control price" when they sell these shares back to the Company under the ESOP's "put option" provisions. This "control price", as determined by the trustee was $35.25 per share as of December 28, 2000. The additional shares obtained by the ESOP in 1994 through 2000 were at a "minority interest price", reflecting the lower price that buyers typically pay when they are buying only a small piece of a company. Participants do not have the right to sell these shares at the "control price". The minority interest price as determined by the trustee was $29.00 per share as of December 28, 2000. Participants receive their vested shares upon retirement, becoming disabled, or death over a period of one to five years and for other reasons of termination over a period of one to ten years, all as set forth in the Plan documents. The ESOP Trust or the Company purchases participants' shares at the applicable price, utilizing cash available from the Company's contributions and loans (see Note 6). The participant can elect to receive stock in kind instead of a participant put. Based on fair values of $35.25 and $29.00 per share as of December 28, 2000, the estimated maximum contingent liability to repurchase shares from the ESOP participants upon death, disability, retirement and termination is as follows: $12,018 in 2001, $15,467 in 2002, $17,772 in 2003, $19,095 in 2004, $18,810 in 2005, and
$155,184 thereafter. Under the Subscription Agreement with the ESOP dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase. As explained above in Note 6, the ESOP was merged into the Savings and Retirement Plan and the Capital Accumulation and Retirement Plan effective January 1, 2001. All rights and obligations of the ESOP and its participants remain intact in the new plans.

Other Redeemable Common Stock

On December 10,1999, the Company entered into an agreement with various financial institutions for the sale of 426,217 shares of the Company's stock and Subordinated Notes (see Note 4). Under a contemporaneous registration rights agreement, the holders of these shares of stock will have a put right to the Company commencing on December 10, 2003, at a price of $40.53 per share, unless one of the following events has occurred prior to such date or the exercise of the put right: (1) an initial public offering of the Company's common stock has been consummated; (2) all the Company's common stock has been sold; (3) all the Company's assets have been sold in such a manner that the holders have received cash payments; or (4) the Company's common stock has been listed on a national securities exchange or authorized for quotation on the Nasdaq National Market System for which there is a public market of at least $100 million for the Company's common stock. If, at the time of the holders' exercise of the put right the Company is unable to pay the put price because of financial covenants in loan agreements or other provisions of law, the Company will not honor the put at that time, and the put price will escalate for a period of up to four years, at which time the put must be honored. The escalation rate increases during such period until the put is honored, and the rate varies from an annualized factor of 22.0% for the first quarter after the put is not honored up to 52.0% during the sixteenth quarter. The annual accretion in the fair value of these shares is reflected as a reduction of common stockholders' share of net earnings on the consolidated statements of operations.

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

Following are the changes in Redeemable Common Stock for the three years ended December 28, 2000:

                                                                        Redeemable Common Stock
                                                                 -------------------------------------
                                                                     Other          ESOP         Total
                                                                     -----          ----         -----
Balance, December 31, 1997                                          $3,017      $151,823      $154,840
   Shares purchased by ESOP                                              -         1,482         1,482
   Shares released from collateral                                       -         5,932         5,798
   ESOP diversification (a)                                              -        (4,074)       (4,074)
   Adjustment of shares to fair market value                            32        25,649        25,815
                                                                    ------      --------      --------
Balance, December 31, 1998                                           3,049       180,812       183,861
   Exercise of put option                                           (3,049)            -        (3,049)
   Shares purchased by the ESOP                                          -         6,466         6,466
   Shares purchased on the Internal Market                               -         2,319         2,319
   Shares released from collateral                                       -        10,577        10,577
   Shares pledged as collateral                                          -       (11,082)      (11,082)
   ESOP diversification (a)                                              -        (2,652)       (2,652)
   Issuance of common stock with put rights                          6,048             -         6,048
   Adjustment of shares to fair value                                   94        (3,466)       (3,372)
                                                                    ------      --------      --------
Balance, December 30, 1999                                           6,142       182,974       189,116
  Shares purchased by ESOP                                               -           568           568
  Shares purchased on the Internal Market                                -           612           612
  Shares released from collateral                                        -         2,958         2,958
  Shares pledged as collateral                                           -          (300)         (300)
  ESOP diversification (a)                                               -        (3,838)       (3,838)
  Adjustment of shares to fair market value                          1,842        55,372        57,214
                                                                    ------      --------      --------
Balance, December 28, 2000                                          $7,984      $238,346      $246,330
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

(8)   Common Stock

At December 28, 2000, common stock includes those shares issued to outside investors, officers and directors, current and former employees, the ESOP, and the Savings and Retirement Plan ("SARP"), as well as any ESOP or SARP shares that have been distributed in kind to former participants in the plans.

(9)   Common Stock Warrants and Restricted Stock

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

The Company had a Restricted Stock Plan (the "Plan") under which management and key employees could be awarded shares of common stock based on the Company's performance. The Company initially reserved 1,023,037 shares of common stock for issuance under the Plan. Under the Plan, Restricted Stock Units ("units") were granted to participants who were selected by the Compensation Committee of the Board of Directors. Each unit entitled the participant upon achievement of the performance goals (as defined in the Plan) to receive one share of the Company's common stock. Units could not be converted into shares of common stock until the participant's interest in the Units had vested. Vesting occurred upon completion of the specified periods as set forth in the Plan.

(10)   Acquisitions

In September 2000, the Company purchased for $2.5 million certain assets and liabilities of a company which developed and marketed proprietary decision-support software and provides related consulting services to evaluate and profile performance of healthcare providers. The purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary estimated fair value at the date of acquisition, under the purchase method of accounting. Goodwill, net of accumulated amortization, associated with this purchase is $2.9 million as of December 28, 2000.

On December 10, 1999, the Company acquired GTE Information Systems LLC, a subsidiary of GTE Corporation, for $167.5 million in cash and has accounted for the acquisition as a purchase. On December 13, 1999, the name of GTE Information Systems LLC was changed to DynCorp Information Systems LLC ("DIS"). It will operate as a separate subsidiary of the Company. Operating results for DIS have been included from the date of acquisition. In 2000, the Company finalized the purchase accounting related to the evaluation of the estimated future cash flows of contracts and other assets acquired from GTE Information Systems LLC. Based on these evaluations, the Company increased certain reserves by $70.1 million. The Company wrote off $19.4 million of assets and expenses to these reserves during 2000. These changes resulted in increases to goodwill and deferred tax assets of $45.9 million and $24.2 million, respectively. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair value at the date of acquisition. At December 28, 2000, $110.5 million of goodwill, net of accumulated amortization, is recorded based on the allocation of the purchase price and is being amortized over 30 years.

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

                                                               1999                         1998
                                                               ----                         ----
                                                            (unaudited)                  (unaudited)
Revenue                                                     $1,560,971                   $1,457,870
Net earnings                                                     4,251                        3,219
Basic earnings per share                                         $0.42                        $0.31
Diluted earnings per share                                       $0.41                        $0.31

(11)   Savings Plans

In 2000, the Company had a Savings and Retirement Plan ("SARP") which was intended to qualify under section 401(k) of the Internal Revenue Code ("IRC"). The plan allowed eligible employees to defer 1.0% to 15.0% of their compensation on a pretax basis for contribution to their SARP accounts. In 1996, the Company began matching 100.0% of the first 1.0% of employee deferrals and 25.0% of the next 4.0% of employee contributions, provided the employee contribution was invested in Company stock funds. Matching contributions are invested in additional shares of the Company's common stock. As of December 28, 2000, the SARP held 1,039,376 shares. The Company has expensed approximately $2,617, $1,937, and $1,624, in 2000, 1999, and 1998, respectively, related to these matching contributions.

Effective January 1, 2001, the Company revised its SARP to establish two plans: the Savings and Retirement Plan and the Capital Accumulation and Retirement Plan ("Savings Plans"), which are intended to qualify under section 401(k) of the IRC. At the same time, the ESOP was merged into the two plans. The Company stock accounts of participants in the ESOP were transferred to one or the other of the Savings Plans, and Savings Plan participants have the same distribution and put rights for these ESOP shares as they had in the ESOP. Substantially all employees participate in one of the two Savings Plans.

Under the revised Savings and Retirement Plan, the Company may make a match of up to 50.0% of the first 8.0% of employee salary deferrals and an additional match of 50.0% of the first 3.0% of such salary deferrals invested in the Company stock investment funds; the Company may also make a discretionary contribution of 1.0% of compensation on behalf of participants. All Company contributions are invested in the company stock investment fund for such participants. Under the Capital Accumulation and Retirement Plan, the initial Company match is 25.0% of up to 8.0% of employee salary deferrals and the Company may make an additional match of 50.0% of the first 3.0% of such salary deferrals invested in the Company stock investment fund. The Company may also make a discretionary contribution of 2.0% of compensation. All Company contributions, other than those used to pay administrative expenses are either in the form of Company stock or must be used by the Savings Plans to acquire Company stock.

(12)   Income Taxes

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


Earnings (loss) from continuing operations before income taxes, minority interest, and extraordinary item (see Note 4) were derived from the following:

                                                                          Fiscal Years Ended
                                                         2000                1999                1998
                                                         ----                ----                ----
         Domestic operations                         $ 20,132            $ 15,936            $ 26,909
         Foreign operations                              (397)               (729)               (214)
                                                     --------            --------             -------
                                                     $ 19,735            $ 15,207            $ 26,695
                                                     ========            ========            ========

The provision (benefit) for income taxes consisted of the following:

                                                                    Fiscal Years Ended
                                                         2000                1999                1998
                                                         ----                ----                ----
         Current:
           Federal                                  $  14,254           $   1,577            $  7,616
           Foreign                                      1,700                 120                  22
           State                                          471                 636                 458
                                                    ---------           ---------            --------
                                                       16,425               2,333               8,096
                                                    ---------           ---------            --------
         Deferred:
           Federal                                    (10,369)              4,461               2,933
           Foreign                                          -                   -              (1,470)
           State                                         (486)             (2,167)                298
                                                    ---------           ---------            --------
                                                      (10,855)              2,294               1,761
                                                    ----------          ---------            --------
         Valuation Allowance:
           Federal                                          -                   -                   -
           State                                          756                  22                (298)
                                                    ---------           ---------            --------
                                                          756                  22                (298)
                                                    ---------           ---------            --------
                Total                               $   6,326           $   4,649            $  9,559
                                                    =========           =========            ========

The components of deferred taxes are as follows:

                                                    December 28,        December 30,
                                                        2000               1999
                                                        ----               ----
Deferred tax (liabilities) assets:
  Employee benefits                                  $   (902)         $   (1,933)
  Contracts revenue recognition                       (11,480)            (17,739)
  Other, net                                             (847)               (653)
                                                     --------          ----------
    Total deferred tax liabilities                    (13,229)            (20,325)
                                                     --------          ----------
Deferred tax assets (liabilities):
  Deferred compensation                                 1,085                 922
  Operating reserves and other accruals                14,144              13,572
  Depreciation and amortization                         1,420              (1,118)
  Increase due to federal rate change                     335                 335
  Benefit of state tax on temporary
    differences and state net operating
    loss carryforwards                                  5,514               5,028
                                                     --------          ----------
     Total deferred tax assets                         22,498              18,739
                                                     --------          ----------
 Total temporary differences
    before valuation allowances                         9,269              (1,586)
  Valuation allowances:
    State                                              (5,514)             (4,758)
                                                     --------          ----------
      Total temporary differences
      affecting tax provision                           3,755              (6,344)

  "Safe harbor" leases                                 (4,035)             (4,632)
  Acquired contingent reserves                         26,899               9,946
                                                     --------          ----------
Net deferred tax asset (liability)                   $ 26,619          $   (1,030)
                                                     ========          ==========

No valuation allowance was required for the Company's federal deferred tax assets at December 28, 2000 and December 30, 1999. State valuation allowances represent reserves for income tax benefits, which are not recognized due to uncertainty regarding future earnings in the applicable states. The net deferred tax asset(liability) includes current deferred tax assets of $15,639 and $3,517 as of December 28, 2000 and December 30, 1999, respectively, which are included in Other Current Assets on the consolidated balance sheets.

The Company's U.S. federal income tax returns have been cleared with the IRS through 1996.

Cash paid for income taxes was $5,514 for 2000, $4,942 for 1999, and $7,338 for 1998.

The tax provision differs from the amounts obtained by applying the statutory U.S. federal income tax rate to the earnings from continuing operations before minority interest. The differences are reconciled as follows:

                                                                             Fiscal Years Ended
                                                                     2000           1999          1998
                                                                    -------        -------       -------
    Expected federal income tax provision                         $ 6,907        $ 5,322       $ 9,343
    Minority interest not included in tax provision                  (831)          (446)         (277)
    State and local income taxes, net of
      federal income tax benefit (provision)                          482         (1,637)          297
    Nondeductible amortization of intangibles
      and other costs                                               1,235          1,173           724
    Foreign income tax provision (benefit)                          1,700            120        (1,448)
    Foreign and fuel tax credits                                   (2,614)           (54)          (27)
    Other, net                                                       (553)           171           947
                                                                  -------        -------       -------
           Tax provision                                          $ 6,326        $ 4,649       $ 9,559
                                                                  =======        =======       =======

The Company has state net operating loss carryforwards available to offset future taxable income. Following are the net operating losses by year of expiration:

                              Year of                          State Net
                             Expiration                    Operating Losses
                             ----------                    ----------------
                                 2000                          $    705
                                 2001                               592
                                 2002                             3,482
                                 2003                               743
                                 2004                             2,506
                         Through 2019                            68,096
                                                               --------
                                                               $ 76,124
                                                               ========
(13)   Pension and Postretirement Benefits Plans

Multiemployer Pension Plan
--------------------------
Union employees who are not participants in the ESOP or Savings Plans are covered by multiemployer pension plans under which the Company pays fixed amounts, generally per hours worked, according to the provisions of the various labor contracts. In 2000, 1999, and 1998, the Company expensed $4,481, $4,241, and $3,782, respectively, for these plans. Under the Employee Retirement Income Security Act of 1974 as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan's unfunded vested benefits liability. Based on information provided by the administrators of the majority of these multiemployer plans, the Company does not believe there is any significant amount of unfunded vested liability under these plans.

Defined Benefit Pension and Union Pension Plans
-----------------------------------------------
On December 11, 1999, the Company's subsidiary, DIS, began participating in the DIS Pension Plan for Salaried Employees, which is a noncontributory defined benefit pension plan sponsored by DIS, covering a majority of DIS's employees. The benefits to be paid under this plan are generally based on years of credited service and average final earnings. DIS's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plan's benefit obligation to employees upon their retirement. The assets of the plan consist primarily of corporate equities, government securities, and corporate debt securities.

Also on December 11, 1999, certain of DIS's union employees began participating in the DynCorp Information Systems LLC Union Pension Plan, which is a noncontributory defined benefit pension and a postretirement healthcare and life insurance benefit plan, sponsored by DIS.

Postretirement Benefit Plan
---------------------------
On December 11, 1999, a majority of DIS's employees became covered under a postretirement healthcare and life insurance benefit plan sponsored by DIS. The determination of benefit cost for the postretirement health plan is generally based on comprehensive hospital, medical and surgical benefit plan provisions.


The following is a reconciliation of the benefit obligations, plan assets, and funded status of the Company's Defined Benefit Pension and Union Pension Plans and Postretirement Benefit Plan:

Change in Benefit Obligation                               Pension Benefits              Postretirement Benefits
                                                           ----------------              -----------------------
                                                         2000            1999            2000              1999
                                                         ----            ----            ----              ----
Benefit obligation at beginning of year                 $ 44,553         $      -        $ 21,608           $      -
Service cost                                               2,953              153             188                 10
Interest cost                                              3,642              173           1,631                 84
Actuarial (gain) loss                                    (3,803)                -             779                  -
Participant contributions                                      -                -              96                  5
Acquisitions                                                   -           44,281               -             21,593
Benefits paid                                            (9,808)             (54)         (1,670)               (84)
                                                        --------         --------        --------           --------
Benefit obligation at end of year                       $ 37,537         $ 44,553        $ 22,632           $ 21,608

Change in Plan Assets                                      Pension Benefits              Postretirement Benefits
                                                           ----------------              -----------------------
                                                         2000            1999            2000              1999
                                                         ----            ----            ----              ----
Fair value of assets at beginning of year               $ 57,604         $      -        $ 12,090           $      -
Actual return on plan assets                               2,743              258               -                 41
Unrecognized net actuarial (loss) gain                   (1,605)                -           1,545                  -
Acquisitions                                                   -           57,400               -             12,049
Employer contributions                                         -                -         (3,495)                 79
Employee contributions                                         -                -              96                  5
Benefits paid                                            (9,808)             (54)         (1,670)               (84)
                                                        --------         --------        --------           --------
Fair value of assets at end of year                     $ 48,934         $ 57,604        $  8,566           $ 12,090

Funded Status Reconciliation                               Pension Benefits              Postretirement Benefits
                                                           ----------------              -----------------------
                                                         2000            1999            2000              1999
                                                         ----            ----            ----              ----
Funded status                                            $13,003         $ 13,051       $(15,611)          $ (9,518)
Unrecognized net actuarial (loss) gain                   (1,605)                -           1,545                  -
                                                         -------         --------       ---------          ---------
Net prepaid (unfunded) benefit cost                      $11,398         $ 13,501       $(14,066)          $ (9,518)


Assumptions                                                Pension Benefits              Postretirement Benefits
                                                           ----------------              -----------------------
                                                         2000            1999            2000              1999
                                                         ----            ----            ----              ----
Discount rate                                              7.50%            7.75%           7.50%              7.75%
Varying rates of increase in
     Compensation levels based on age                      5.00%            5.00%               -                  -
Expected weighted-average long-term
     rate of return on assets                              9.00%            9.00%           6.75%              6.75%
Assumed health care cost trend rate:
     Post-65 claim group                                       -                -           6.50%              6.50%
     Pre-65 claim group                                        -                -           6.50%              6.50%

Net periodic pension cost and postretirement benefit costs included the following:

                                                            Pension Benefits              Postretirement Benefits
                                                            ----------------              -----------------------
                                                            2000             1999            2000              1999
                                                            ----             ----            ----              ----
Service cost                                              $ 2,953            $ 153          $  188               $ 10
Interest cost                                               3,642              173           1,631                 84
Expected return on plan assets                            (4,941)            (258)           (765)               (41)
                                                          -------            -----          ------               ----
Net periodic pension cost                                 $ 1,654            $  68          $1,054               $ 53

For the postretirement benefit plan the health care cost trend rates are assumed to decline gradually by 0.25% until the ultimate rate of 5.50% is reached in 2004 for post-65 and pre-65 claim groups and will remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                 1-Percentage-Point        1-Percentage-Point
                                                      Increase                  Decrease
                                                      --------                  --------
Effect on total of service and
     interest cost components                          $   80                  $   (71)
Effect on accumulated
     Postretirement benefit obligation                 $1,230                  $(1,093)

(14)   Net Earnings Per Common Share

Basic earnings per common share ("EPS") is computed by dividing common stockholders' share of net earnings by the weighted-average number of common shares outstanding and contingently issuable shares. The weighted average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated ESOP shares. Shares earned and vested but unissued under the Restricted Stock Plan are contingently issuable shares whose condition for issuance have been satisfied and as such have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted average number of stock warrants and options outstanding, assuming the treasury stock method.

The following is a reconciliation of shares for basic EPS to shares for diluted EPS for the fiscal years ended:

                                                                                   2000           1999          1998
                                                                                   ----           ----          ----
Weighted-average shares outstanding for basic EPS                                10,477         10,044        10,242
   Effect of dilutive securities:
      Warrants                                                                        -              -           131
      Stock options                                                                 227            229           141
                                                                                 ------         ------        ------
Weighted-average shares outstanding for diluted EPS                              10,704         10,273        10,514
                                                                                 ======         ======        ======

(15)   Incentive Compensation Plans

The Company has several formal incentive compensation plans that provide for incentive payments of cash and stock to officers and key employees. Incentive payments under these plans are based upon operational performance, individual performance, or a combination thereof, as defined in the plans. In 2000, the chief executive officer was awarded 25,000 shares of the Company's stock under the Company's Long-Term Incentive Stock Plan, which will vest entirely and be distributable at such time as, but only in the event that, the price of common stock exceeds $40.00 per share by a date no later than December 31, 2002.

(16)   Stock Option Plan

In March 1999, the Company adopted a Long-Term Incentive Stock Plan, which authorizes the grant of performance-based stock and cash incentive compensation in the form of non-qualified stock options, stock appreciation rights, restricted stock, performance grants and awards, and other stock-based grants and awards. Specific terms relating to the grant are set by the Compensation Committee at the time of the grant. Stock options granted under the Plan permit optionees to purchase a designated number of shares of common stock at an exercise price set by the Committee, which establishes vesting and exercise provisions to be set forth in individual option agreements. The exercise price may not be lower than the fair market value of the shares as of the time the option is granted. Following an action by the Compensation Committee in February 2001, options granted during 1999 and 2000 will generally vest based on the market price for the Company's common stock over a six-year period. Options which do not vest during the first six years will vest if, but only if, the employee is still employed by the Company at the earlier of the eighth anniversary of the grant or the employee's 65th birthday. Options that are not exercised within ten years of the grant date will expire.

The Company adopted a non-qualified Stock Option Plan in 1995, whereby options could be granted to officers, directors, and other key employees to purchase a maximum of 1,250,000 common shares at an option price not less than the most recently determined fair market value as of the grant date. The grants are exercisable only when vested and vest proportionately over a period of four or five years, depending on the date of the grant. Options that are not exercised within ten or seven years from the date of the grant, depending on the date of the grant, shall expire. The fair value of each option grant is equal to the Formula Price at the date of grant.

Stock option activity was as follows:

                                                                2000                  1999              1998
-------------------------------------------------------------------------------------------------------------
Outstanding, January 1                                     1,603,150             1,238,600            878,000
Granted                                                      447,000               468,750            389,500
Exercised                                                    (95,813)               (5,400)           (16,900)
Canceled or terminated                                      (329,337)              (98,800)           (12,000)
-------------------------------------------------------------------------------------------------------------
Outstanding, December 28, 30, and 31                       1,625,000             1,603,150          1,238,600
Exercisable                                                  643,100               564,920            365,360

Average price
     Outstanding, beginning of year                           $20.29                $18.69             $17.05
     Granted                                                   23.50                 24.38              22.13
     Exercised                                                 17.04                 17.26              14.90
     Canceled or terminated                                    22.95                 19.82              16.17
     Outstanding, end of year                                  20.82                 20.29              18.69

Weighted average grant date fair value of options was $23.88, $24.38, and $22.12 for 2000, 1999, and 1998, respectively.

The following table summarizes information about stock options outstanding at December 28, 2000:

                                                                                            Weighted-Average
Range of                                        Number         Weighted-Average                    Remaining
Prices                                     Outstanding           Exercise Price             Contractual Life
------------------------------------------------------------------------------------------------------------
$14.50 - 19.00                                 611,600                   $16.81                         2.15
20.00 - 23.25                                  281,000                    21.57                         6.52
23.50 - 24.50                                  732,400                    23.88                         9.06

The following table summarizes information about stock options exercisable at December 28, 2000:

Range of                                                          Number                    Weighted-Average
Prices                                                       Exercisable                      Exercise Price
------------------------------------------------------------------------------------------------------------
$14.50 - 19.00                                                   516,600                              $16.62
20.00 - 23.25                                                    126,500                               21.39

There were no exercisable shares in the $23.50 - $24.50 range of exercise prices.

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to account for its employee stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for this plan. Had compensation cost for the plan been determined based on the fair value at the grant date consistent with SFAS No. 123, common stockholders' share of net earnings and earnings per share would have been as follows:

Fiscal Years Ended                                              2000                  1999              1998
------------------------------------------------------------------------------------------------------------
Common stockholders' share of
net earnings
     As reported                                              $8,052                $5,895           $15,055
     Pro forma                                                 7,451                 5,186            14,900
Basic earnings per share
     As reported                                                0.77                  0.59              1.47
     Pro forma                                                  0.71                  0.52              1.45
Diluted earnings per share
     As reported                                                0.75                  0.57              1.43
     Pro forma                                                  0.70                  0.50              1.42

The minimum value is estimated on the date of grant assuming a five year expected life of the options, a volatility factor of zero, a dividend yield of zero, and a risk-free interest rate of 5.9%, 5.2%, and 4.6%, for 2000, 1999, and 1998, respectively.

(17)   Leases

Future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year at December 28, 2000 are summarized below:

    Fiscal Years Ending,
    ====================
    2001                                          $  37,249
    2002                                             35,963
    2003                                             34,562
    2004                                             25,277
    2005                                             19,568
    Thereafter                                       68,022
                                                  ---------
    Total minimum lease payments                  $ 220,641
                                                  =========

Net rent expense for leases of $42,426,  $34,769,  and  $31,138 for 2000,  1999, and 1998, respectively, has been charged to Cost of Services and Corporate General and Administrative Expense.

(18)   Contingencies and Litigation

The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortuous conduct. The Company is also potentially liable for certain personal injury, tax, environmental, and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury, and contract and dispute claims. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny, liability and in some cases have offsetting claims against the plaintiffs, third parties or insurance carriers. The total amount of damages currently claimed by the plaintiffs in these cases is estimated to be approximately $17.2 million (including compensatory punitive damages and penalties). The Company believes that the amount that will actually be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance, the Company believes it is adequately reserved with respect to the potential liability for such claims. The estimates set forth above do not reflect claims that may have been incurred but have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

(a)   Certain Pre-2000  Contingent Liability

A former subsidiary, Fuller-Austin Insulation Company ("Fuller-Austin"), which discontinued its industrial insulation business activities in 1986, became a defendant in various personal injury lawsuits that were filed against manufacturers, distributors and installers of products allegedly containing asbestos. Fuller-Austin was a non-manufacturer that installed and occasionally distributed industrial insulation products.

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

(b)   General Litigation

In December 1997, a subsidiary of the Company filed an action against an unrelated teaming partner to enforce the terms of a teaming agreement under which the subsidiary was to receive a subcontract upon the award of a ship operation contract to the teaming partner. The teaming partner filed a counter claim against the Company's subsidiary alleging approximately $15 million of damages related to the subsidiary's alleged interference with the teaming partner's efforts to purchase a ship.In October 2000, the United States District Court for the District of Columbia granted summary judgment in favor of the Company and its subsidiary. The former teaming partner has appealed. The resolution of this matter is not expected to have a material impact on the Company's results of operations or financial condition.

In September, 2000, the Company became aware of significant errors in pre-acquisition estimates of the cost to complete a major telephone installation and operation contract that was undertaken in 1998 by GTE Information Systems LLC, now known as DynCorp Information Systems LLC, a wholly owned subsidiary of the Company. The Company acquired GTE Information Systems LLC from Contel, Inc., a subsidiary of GTE, Inc., in December 1999 . As a consequence of these errors, the Company recorded a loss reserve for the contract in the amount of $73.0 million, which has a remaining balance of $56.1 million at December 28, 2000. Under applicable purchase accounting rules this loss has been recorded as part of the purchase price of GTE Information Systems LLC. The Company has notified GTE Corporation of the circumstance and has indicated that a claim will be forthcoming. The Company is currently in discussions with the government agency customer regarding certain changes to the telephone system contract. The Company believes that the current reserve is sufficient to cover any further material loss in connection with the completion of the telephone contract.

Regarding environmental issues, neither the Company, nor any of its subsidiaries, is named a Potentially Responsible Party (as defined in the
Comprehensive  Environmental Response,  Compensation and Liability Act (CERCLA))
at any site. The Company, however, did undertake, as part of the 1988 divestiture of a petrochemical engineering subsidiary, an obligation to install and operate a soil and water remediation system at a subsidiary research facility site in New Jersey and also is required to pay the costs of continued operation of the remediation system. In addition, the Company, pursuant to the 1995 sale of its commercial aviation business, is responsible for the costs of clean-up of environmental conditions at certain designated sites. Such costs may include the removal and subsequent replacement of contaminated soil, concrete, and underground storage tanks, that existed prior to the sale of the commercial aviation business. The resolution of these matters is not expected to have a material impact on the Company's results of operations or financial condition. The Company believes it has adequate accruals for any liability it may incur arising from the designated sites.

The Company is a party to other civil and contractual lawsuits that have arisen in the normal course of business for which potential liability, including costs of defense, constitutes the remainder of the $17.2 million discussed above. The estimated probable liability for these issues is approximately $9.5 million and is substantially covered by insurance. All of the insured claims are within policy limits and have been tendered to and accepted by the applicable carriers. The Company has recorded an offsetting asset (Other Assets) and liability (Other Liabilities and Deferred Credits) of $9.5 million at December 28, 2000 for these items.

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

The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors if the payments exceed allowable costs. A majority of the audits have been completed on the Company's incurred contract costs through 1998. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based on its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by various investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at December 28, 2000 that will have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

(19)   Business Segments

The Company has three reportable segments, DynCorp Technical Services ("DTS"), DynCorp Information and Enterprise Technology ("DI&ET"), and DynCorp Information Systems LLC ("DIS"). These three reportable segments are strategic business units that provide distinctly different services to a variety of customers. DTS provides a myriad of specialized technical services including aviation services, range technical services, base operations, and logistics support. DI&ET provides a wide range of information technology services and other professional services including network and communications engineering, government operational outsourcing, healthcare information and technology services, and security and intelligence programs. DIS offers a full range of integrated telecommunications services and information technology solutions in the area of professional services, business systems integration, information infrastructure solutions, and information technology operations and support.

The Company evaluates performance based primarily on operating profit, but also evaluates return on net assets and days sales outstanding. Operating profit is the excess of revenues over operating expenses and certain nonoperating expenses.

The Company derived 98.0%, 93.0%, and 95.0% of its revenues from contracts and subcontracts with the U.S. Government in 2000, 1999, and 1998, respectively. Prime contracts comprised 79.0% of revenue in 2000, 75.0% of revenue in 1999, and 72.0% of revenue in 1998. Prime contracts with the Department of Defense ("DoD") represented 44.0 % of revenue in 2000, and 40.0% of revenue in 1999 and 1998, respectively. In 2000, the Company's second largest customer was the Department of State, comprising 11.0% of revenue. No other customer accounted for more than 10.0% of revenues in any year.

Revenue, operating profit, identifiable assets, capital expenditures, and depreciation and amortization by segment are presented below:

                                                                         Fiscal Years Ended
                                                                   2000           1999 (c)        1998 (c)
                                                                   ----           -------         -------
    Revenue
    -------
       DTS                                                    $   909,601      $   695,499     $   600,618
       DI&ET                                                      671,380          635,881         633,089
       DIS                                                        228,128           13,901               -
                                                              -----------        ---------     -----------
                                                              $ 1,809,109      $ 1,345,281     $ 1,233,707
                                                              ===========      ===========     ===========
    Operating Profit
    ----------------
       DTS                                                    $    42,442      $    31,523     $    26,525
       DI&ET                                                       40,302           30,575          31,138
       DIS                                                         17,809              989               -
                                                              -----------      -----------     -----------
                                                                  100,553           63,087          57,663
                                                              -----------      -----------     -----------
       Corporate general and administrative                        29,350           21,741          18,630
       Interest expense                                            41,408           18,943          14,144
       Interest income                                             (1,471)          (1,393)         (1,600)
       Goodwill amortization (a)                                    4,608            2,958           1,575
       Amortization of other intangibles of acquired companies (b) 10,754            8,461           1,336
       Costs associated with divested businesses                      148              286             530
       Minority interest included in operating profit              (3,515)          (2,968)         (2,081)
       Other miscellaneous                                           (464)            (148)         (1,566)
                                                              -----------      -----------     -----------
       Earnings from continuing operations
          before income taxes, minority interest, and
          extraordinary item                                  $    19,735      $    15,207     $    26,695
                                                              ===========      ===========     ===========

                                                                     Fiscal Years Ended
                                                                  2000              1999
                                                                  ----              ----
    Identifiable Assets
    -------------------
       DTS                                                    $   194,889      $   173,629
       DI&ET                                                      172,548          205,798
       DIS                                                        230,544          206,083
       Corporate                                                   46,360           54,163
                                                              -----------      -----------
                                                              $   644,341      $   639,673
                                                              ===========      ===========

(a) 1999 includes write-off of the unamortized goodwill balance of an impaired investment.
(b) 1999 includes write-off of in-process research and development.
(c) Data has been restated to give recognition to the current reportable segment structure.

                                                                             Fiscal Years Ended
                                                                     2000             1999            1998
                                                                     ----             ----            ----
    Capital Expenditures
    --------------------
       DTS                                                     $    2,704       $    2,519        $  1,129
       DI&ET                                                        4,631            8,266           2,064
       DIS                                                         13,169              872               -
       Corporate                                                    2,273            2,221           1,604
                                                               ----------       ----------        --------
                                                               $   22,777       $   13,878        $  4,797
                                                               ==========       ==========        ========

                                                                             Fiscal Years Ended
                                                                     2000             1999            1998
                                                                     ----             ----            ----
    Depreciation and Amortization
    -----------------------------
       DTS                                                     $    1,345       $    2,132        $  1,349
       DI&ET                                                        4,600            6,641           5,651
       DIS                                                         14,687              860               -
       Corporate                                                    6,862            3,939           1,825
                                                               ----------       ----------         -------
                                                               $   27,494       $   13,572        $  8,825
                                                               ==========       ==========        ========

The equity in net income of investees accounted for by the equity method included in operating profit and the amount of investment in equity method investees included in identifiable assets for each segment is presented below:

                                                                                 Fiscal Years Ended
                                                                     2000             1999            1998
                                                                     ----             ----            ----
Equity Investees' Earnings
--------------------------
       DTS                                                       $    667         $    362      $    1,563

                                                                                 Fiscal Years Ended
                                                                     2000             1999            1998
                                                                     ----             ----            ----
Investment in Equity Investees
------------------------------
       DTS                                                       $  3,695         $  2,490      $    4,136
       DI&ET                                                           25                -               -
                                                                 --------         --------      ----------
                                                                 $  3,720         $  2,490      $    4,136
                                                                 ========         ========      ==========

(20)  Quarterly Financial Data (Unaudited)

A summary of quarterly financial data for 2000 and 1999 is as follows:

                                                          2000 Quarters(a)                           1999 Quarters
                                               -------------------------------------    --------------------------------------

                                                            (unaudited)                              (unaudited)
                                                            -----------                              -----------
                                               First      Second     Third    Fourth    First    Second    Third     Fourth(b)
                                               -----      ------     -----    ------    -----    ------    -----     ---------
Revenues                                      $428,500   $445,302  $467,673  $467,634  $311,886  $321,262  $334,635   $377,498
Gross profit                                    21,150     25,024    26,878    30,800    16,517    17,442    16,281     14,802
Earnings (loss) from continuing operations
   before income taxes, minority interest
   and extraordinary item                        1,397      4,310     5,804     8,224     7,588     5,490     6,532     (4,403)
Minority interest                                  577        635       625     1,678     1,103       205       590      1,070
Net earnings (loss)                                476      2,131     3,004     4,283     3,891     3,312     3,636     (4,850)
Net Earnings (loss) per common share:
     Basic earnings (loss) per share          $   0.01   $   0.16  $   0.24  $   0.36  $   0.38  $   0.33  $   0.37   $  (0.49)
    Diluted earnings (loss) per share         $   0.01   $   0.16  $   0.24  $   0.34  $   0.38  $   0.32  $   0.36   $  (0.49)

(a) 2000 includes a full year of  amortization  of DIS goodwill and  intangibles
(b) 1999 Fourth Quarter includes:
    - In-process research and development write-off and 20 days of amortization of DIS goodwill and other intangibles

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company, including presidents of principal business units, are:

Name                                     Age     Position
----                                     ---     --------
Dan R. Bannister                         70      Director and Chairman of the Board
T. Eugene Blanchard                      70      Director
Michael P. C. Carns                      63      Director
Russell E. Dougherty                     80      Director
Paul G. Kaminski                         58      Director
Paul V. Lombardi                         59      Director, President and Chief Executive Officer *
Dudley C. Mecum II                       66      Director
David L. Reichardt                       58      Director, Senior Vice President and General Counsel*
H. Brian Thompson                        62      Director
Herbert S. Winokur, Jr.                  57      Director and Chairman of the Executive Committee
Stephen J. Cannon                        46      President of principal business unit *
Joseph L. Cunningham                     53      President of principal business unit *
John J. Fitzgerald                       47      Vice President and Controller *
Patrick C. FitzPatrick                   61      Senior Vice President and Chief Financial Officer *
Venkat R. Gopalan                        39      Vice President, Management Information Systems
Paul T. Graham                           34      Vice President and Treasurer *
H. Montgomery Hougen                     65      Vice President and Secretary and Deputy General Counsel
Marshall S. Mandell                      58      Senior Vice President, Corporate Development *
James P. McCoy                           57      President of principal business unit *
W. Ben Medley                            54      President of principal business unit *
Ruth Morrel                              46      Vice President, Law and Compliance
Charlene A. Wheeless                     36      Vice President, Corporate Communications
Robert G. Wilson                         59      Vice President and General Auditor

*    Officers  designated  by an  asterisk  are deemed to be  "officers"  for  purposes  of Rule  16a-1(f),  as promulgated in Release No. 34-28869.

                                    DIRECTORS
Dan R. Bannister                                            Director  since 1985
Mr. Bannister, age 70, Chairman of the Board, has served in that capacity since 1997. He served as President of the Company from 1984 to 1997 and as Chief Executive Officer from 1985 to 1997. He retired as an active employee of the Company in 1999. He is a director of ITC Learning Corporation and Chairman of the Northern Virginia Roundtable. His current term as a director expires in 2001.

T. Eugene Blanchard                                          Director since 1988
Mr. Blanchard, age 70, served as Senior Vice President and Chief Financial Officer from 1979 to 1997, when he retired as an active employee of the Company. He is the Chairman of the Administrative Committee of the Company's Savings and Retirement Plan and Capital Accumulation and Savings Plan. He is a director of Landmark Systems Corporation. His current term as a director expires in 2003.

Michael P. C. Carns                                 Director since November 2000
General Carns, age 63, was the President and Director of the Center for International Political Economy from 1995 to 2000. He is a retired General,
United States Air Force, who served as Vice Chief of Staff, United States Air Force and as Director of the Joint Staff, Joint Chiefs of Staff. He is a member of the Defense Science Board and the Board of Advisors, National Security Agency. He is a director of Engineered Support Systems Inc. His current term as a director expires in 2002.

Russell E.  Dougherty                                       Director  since 1989
General Dougherty, age 80, was an attorney with the law firm of McGuire, Woods, Battle & Boothe until his retirement in 1999. He is a retired General, United States Air Force, who served as Commander-in-Chief, Strategic Air Command and Chief of Staff, Allied Command,Europe. From 1980 to 1986, he served as Executive Director of the Air Force Association and Publisher of Air Force Magazine. He was formerly a member of the Defense Science Board; trustee of the Institute for Defense Analysis; and trustee of The Aerospace Corp. His current term as a director expires in 2001.

Paul G.  Kaminski                                           Director  since 1997
Dr. Kaminski, age 58, also served as a director of the Company from 1988 to 1994. He is President and Chief Executive Officer of Technovation, Inc.

(consulting) and a General Partner of Global Technology Partners (investment banking). He served in the United States Department of Defense as Under Secretary of Defense for Acquisition and Technology from 1994 to 1997. He was Chairman and Chief Executive Officer of Technology Strategies & Alliances (strategic partnership consulting) from 1985 to 1994. He is a director of Anteon Corporation; Condor Systems, Inc.; General Dynamics Corporation, and Veridian Corporation. His current term as a director expires in 2001.

Paul V.  Lombardi                                          Director  since  1994
Mr. Lombardi, age 59, has served as President and Chief Executive Officer since 1997. He served as Chief Operating Officer from 1995 to 1997; as Executive Vice President from 1994 to 1997; as Vice President from 1992 to 1994; as President of the Federal Sector from 1994 to 1995; and as President of the Government Services Group from 1992 to 1994. He was Senior Vice President and Group General Manager, Planning Research Corporation from 1990 to 1992. He is a director of Avid Medical Systems, Inc. and Chairman of the Professional Services Council (services industry trade association). His current term as a director expires in 2003.

Dudley C. Mecum II                                           Director since 1988
Mr. Mecum, age 66, is a Managing Director of Capricorn Holdings LLC ( private investment company). He was a partner, G. L. Ohrstrom & Co. (investment firm) from 1989 to 1997. He served as Group Vice President and Director, Combustion Engineering, Inc. from 1985 to 1988, and previously as Vice Chairman, Peat, Marwick & Mitchell. He is a director of CCC Information Services Group, Inc.; Citigroup Inc.; Lyondell, Inc.; and Suburban Propane Partners LLP. His current term as a director expires in 2003.

David L.  Reichardt                                         Director  since 1988
Mr. Reichardt, age 58, has served as Senior Vice President and General Counsel of the Company since 1986. He served as President of Dynalectric Company, a former subsidiary of the Company, from 1984 to 1986 and as Vice President and General Counsel of DynCorp from 1977 to 1984. His current term as a director expires in 2001.

H. Brian Thompson                                            Director since 1999
Mr. Thompson, age 62, is President of Universal Telecommunications, Inc. (private investment and advisory firm). He was Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. from 1999 to 2000. He was Chairman and Chief Executive Officer of LCI International Inc. from 1991 to 1998, Vice Chairman of Qwest Communications International Inc. from June to December 1998, and Chairman of Telecom Eireann in 1999. From 1981 to 1990, he was Executive Vice President, MCI Communications Corporation. He is a director of Bell Canada International Inc., Williams Communications Group, Inc., Arraycomm, Inc., I.C.L., Ltd., and a member of the management committee of Paging Brazil Holding Company, LLC. He is Co-Chair for the Americas of the Global Information Infrastructure Commission. His current term as a director expires in 2002.

Herbert S. Winokur, Jr.                                      Director since 1988
Mr. Winokur, age 57, served as Chairman of the Board from 1988 to 1997. He is Chairman and Chief Executive Officer of Capricorn Holdings, Inc. (private investment company) and Managing General Partner of three Capricorn Investors limited partnerships concentrating on investments in restructure situations. He was formerly Senior Executive Vice President and Director, Penn Central Corporation. He is a director of CCC Information Services Group, Inc.; ENRON Corporation; Mrs. Fields Holdings, Inc.; and NATCO Group Inc. His current term ss a director expires in 2002.

                            OTHER EXECUTIVE OFFICERS

     In addition to the executive officers named above, who are also directors, the Company's executive officers include the following corporate officers and presidents of principal business units:

Stephen J. Cannon, age 46, President, DynCorp International LLC, has served in that capacity since January 2001. He was Senior Vice President of DynCorp Technical Services, Inc. from 1993 to 2000.

Joseph L Cunningham, age 53, President, DynCorp Information & Enterprise Technology, Inc., has served in that capacity since June, 2000. He was Senior Vice President, DynCorp Information & Enterprise Technology, Inc. from 1998 to 2000; Vice President, Professional Services Group, Northrop Grumman Corporation in 1998; and Director, Professional Services Group, Northrop Grumman Corporation from 1996 to 1998.

John J. Fitzgerald, age 47, Vice President and Controller, has served in that capacity since 1997. He was Vice President and Controller, PRC, Inc. from 1992 to 1997; Chief Financial Officer and Treasurer of American Safety Razor Company from 1990 to 1992; Vice President and Controller of American Bank Stationery Company from 1988 to 1990; and Chief Financial Officer and Treasurer of Physician's Pharmaceutical Services, Inc. from 1986 to 1988.

Patrick C. FitzPatrick, age 61, Senior Vice President and Chief Financial Officer, has served in that capacity since 1997. He also served as Treasurer during 1997. He was Chief Financial Officer, American Mobile Satellite Corporation from 1996 to 1997; Senior Vice President and Chief Financial Officer of PRC, Inc. from 1992 to 1996; and President and Chief Operating Officer, Oxford Real Estate Management Services from 1990 to 1992.

Venkat R. Gopalan, age 39, Vice President and Chief Information Officer, has served in that capacity since June 2000. He was Senior Director, Business Standards Group, DynCorp Information and Enterprise Technology, Inc., from 1998 to 2000; and Director, Standards Group, DynCorp Information and Enterprise Technology, Inc., from 1996 to 1998.

Paul T. Graham, age 34, Vice President and Treasurer, has served in that capacity since 1997. He was Finance Manager of the Company from 1992 to 1994, Assistant Treasurer from 1994 to 1997, and Director of Finance from 1995 to 1997.

H. Montgomery Hougen, age 65, Vice President and Secretary and Deputy General Counsel, has served as a Vice President since 1994 and as Corporate Secretary and Deputy General Counsel since 1984.

Marshall S. Mandell, age 58, Senior Vice President, Corporate Development, has served in that capacity since 1998. He served as Vice President, Business Development from 1994 to 1998. He also served as Acting President of the Information and Engineering Technology strategic business unit from 1997 to 1998. He served as Vice President, Business Development, Applied Sciences Group from 1992 to 1994. He was Senior Vice President, Eastern Computers, Inc. from 1991 to 1992 and President of the Systems Engineering Group, Ogden/Evaluation Research Corporation from 1984 to 1991.

James P. McCoy, age 57, President of DynCorp Information Systems LLC, has served in that capacity and as President of the Information Systems business unit since 1999. He served as Executive Vice President of the Information & Enterprise Technology business unit from 1998 to 1999. He was Senior Vice President of the Professional Technical Services business unit of GRC International, Inc. from 1995 to 1997.

W. Ben Medley, age 54, President of DynCorp Technical Services LLP, has served in that capacity since January 2001. He was President of BAE SYSTEMS, Flight Systems of BAE SYSTEMS North America, Inc. from 1998 to 2001, President, Marconi Flight Systems, Inc. in 1998, and Vice President, Aerospace Operations, Tracor, Inc. from 1996 to 1998.

Ruth Morrel, age 46, Vice President, Law and Compliance, has served in that capacity since 1994. She served as Group General Counsel from 1984 to 1994.

Charlene A. Wheeless, age 36, Vice President, Corporate Communications, has served in that capacity since February 2000. She served as Director, Corporate Communications from 1996 to 2000 and as Manager, Corporate Communications from 1992 to 1995. She was Director, Employee Communications for PRC, Inc. from 1995 to 1996.

Robert G. Wilson, age 59, Vice President and General Auditor, has served in that capacity since 1985.

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

                                                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------
                                                                           Long term compensation
                                           Annual compensation                     awards
----------------------------------------------------------------------------------------------------------------------

                                                              Other
                                                              annual     Restricted        Securities
                                                              compen-      stock           underlying      All other
Name and principal                    Salary       Bonus      sation       award(s)       options/SARs    compensation
   position                  Year      ($)         ($)1)       ($)(2)        ($)               (#)           ($)(4)
     (a)                      (b)      (c)          (d)         (e)          (f)               (g)            (i)
----------------------------------------------------------------------------------------------------------------------


Paul V. Lombardi             2000      395,385     278,400      14,173   587,500(3)            30,000          12,496
   President & Chief         1999      370,400      78,800       5,386          --             70,000          11,893
   Executive Officer         1998      342,104     185,300          --          --                 --          14,283

----------------------------------------------------------------------------------------------------------------------
Patrick C. FitzPatrick       2000      283,154     165,300      11,501          --             10,000          13,527
   Senior Vice               1999      272,170      43,300       5,227          --             30,000          14,793
   President & Chief         1998      248,947     129,800          --          --                 --          10,896
   Financial Officer

----------------------------------------------------------------------------------------------------------------------
Marshall S. Mandell          2000      238,154     139,200      11,349          --             10,000           9,475
   Senior Vice               1999      224,446      36,200       4,471          --             30,000           9,144
   President, Business       1998      212,724      87,300          --          --             40,000          10,854
   Development

----------------------------------------------------------------------------------------------------------------------
David L. Reichardt           2000      283,154     165,300      11,349          --             30,000          12,556
   Senior Vice               1999      272,170      43,300       5,371          --             30,000          14,144
   President & General       1998      248,947     204,800          --          --                 --          16,706
   Counsel

----------------------------------------------------------------------------------------------------------------------
Joseph L. Cunningham         2000      187,234     110,900      10,823          --             40,000           6,942
   President, DynCorp        1999      156,971      63,500      10,215          --             15,000           8,067
   Information &             1998       33,333          --          --          --                 --           1,867
   Enterprise Technology,
   Inc.
----------------------------------------------------------------------------------------------------------------------

   (1) Column (d) reflects bonuses earned and expensed during year, whether paid during or after such year. Twenty percent of executive incentive plan bonuses is normally paid in the form of shares of common stock, valued at then-current market value.
   (2) Column (e) reflects payments in lieu of reimbursement of insurance costs.
   (3) Mr. Lombardi was awarded 25,000 shares of restricted stock, which will vest entirely and be distributable at such time as, but only in the event that, the price of common stock exceeds $40.00 per share by a date no later than December 31, 2002. No dividends will be paid on the restricted stock. The shares shown in column (f) constitute the only shares of restricted stock owned by Mr. Lombardi.
   (4) Column (i) includes respective individual's pro rata share of the Company's contribution to the former Employee Stock Ownership Plan ("ESOP"), Company-matching contributions to the Savings and Retirement Plan ("SARP"), and the imputed income for Company-paid premiums for supplemental executive retirement plan life and term life insurance. These amounts are:


----------------------------------------------------------------------------------------------------------------------
                            ESOP contributions ($)         SARP contributions ($)           Imputed Income ($)
                            ----------------------         ----------------------           ------------------
Name                      2000(1)      1999       1998      2000       1999     1998       2000       1999       1998
----------------------------------------------------------------------------------------------------------------------
Mr. Lombardi                4,320     4,273      4,435     3,000      2,886    3,000      5,176      4,735      6,848
----------------------------------------------------------------------------------------------------------------------
Mr. FitzPatrick             4,320     4,273      4,435     2,625      2,500    2,338      6,582      8,020      4,122
----------------------------------------------------------------------------------------------------------------------
Mr. Mandell                 4,320     4,273      4,435     2,250      2,143    2,143      2,905      2,728      4,277
----------------------------------------------------------------------------------------------------------------------
Mr. Reichardt               4,320     4,273      4,435     3,281      3,125    3,125      4,955      6,746      9,146
---------------------------------------------------------------------------- -----------------------------------------
Mr. Cunningham              4,320     4,273        993        --         --       --      2,622      3,794        894
----------------------------------------------------------------------------------------------------------------------

 (1)   Individual allocations of 2000 ESOP contributions have been estimated.

                                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
---------------------------------------------------------------------------------------------------------------------
                                                                                        Potential realizable value
                                                                                          at assumed annual rates
                                                                                              of stock price
                                                                                         appreciation for option
                                             Individual Grants                                     term
---------------------------------------------------------------------------------------------------------------------
                         Number of       Percent of total
                         securities       options/ SARs      Exercise
                         underlying         granted to        or base
                        options/SARs       employees in        price       Expiration
        Name            granted (#)        fiscal year       ($/Share)        date          5% ($)         10% ($)
        (a)                 (b)                (c)              (d)           (e)             (f)             (g)
---------------------------------------------------------------------------------------------------------------------
Mr. Lombardi               30,000               7.0%           23.50       06/20/2010       1,148,445      1,828,770
---------------------------------------------------------------------------------------------------------------------

Mr. FitzPatrick            10,000               2.3%           23.50       06/20/2010         382,815        609,590
---------------------------------------------------------------------------------------------------------------------

Mr. Mandell                10,000               2.3%           23.50       06/20/2010         382,815        609,590
---------------------------------------------------------------------------------------------------------------------

Mr. Reichardt              10,000               2.3%           23.50       06/20/2010         382,815        609,590
---------------------------------------------------------------------------------------------------------------------

Mr. Cunningham             40,000               9.4%           23.50       06/20/2010       1,531,260      2,438,360
---------------------------------------------------------------------------------------------------------------------

                                  AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                                              AND FY-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                 Number of securities
                                                                underlying unexercised          Value of unexercised
                                                                options/SARs at fiscal       in-the-money options/SARs
                                                                      year-end (#)              at fiscal year-end ($)
                             Shares
                          acquired on         Value                   Exercisable/                   Exercisable/
         Name              exercise(#)     realized ($)              Unexercisable                  Unexercisable
         (a)                   (b)             (c)                        (d)                           (e)
----------------------------------------------------------------------------------------------------------------------
Mr. Lombardi                   --               --               112,000        143,000       1,392,000       687,000
----------------------------------------------------------------------------------------------------------------------
Mr. FitzPatrick                --               --                60,000         80,000         570,000       570,000
----------------------------------------------------------------------------------------------------------------------
Mr. Mandell                    --               --                56,500         66,000         582,250       389,000
----------------------------------------------------------------------------------------------------------------------
Mr. Reichardt                  --               --                85,000         55,000       1,042,500       362,500
----------------------------------------------------------------------------------------------------------------------
Mr. Cunningham                 --               --                 2,500         52,500          13,750       283,750
----------------------------------------------------------------------------------------------------------------------

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Company has established a Supplemental Executive Retirement Plan for certain senior executives, including the named executive officers, whereby the individuals (or their beneficiaries) receive payments having an aggregate amount equal to 150% of the sum of their final annual salary rate plus their final target annual bonus, paid over the ten-year period following their normal retirement, disability retirement, and, in some cases, early retirement. Upon their death following such retirement, the individuals' beneficiaries will also receive an additional aggregate lump-sum payment equal to one-half of the foregoing amount. In the event of their death prior to retirement, the individuals' beneficiaries will receive, in lieu of the foregoing payments, an aggregate lump-sum payment equal to 100% of the sum of their final annual salary rate plus their final target annual bonus. The Company funds some of such potential payments through life insurance policies.

                          CHANGE-IN-CONTROL AGREEMENTS

     The Company has entered into change-in-control agreements with the named executive officers (the "Severance Agreements"). Each Severance Agreement provides that certain benefits, including a lump-sum payment, will be triggered if the executive is terminated following a change in control of the Company, unless termination occurs under certain circumstances set forth in the Severance Agreements. A change in control would occur if the Company were to be substantially acquired by a new owner or if a majority of the Board of Directors were replaced. The Severance Agreements currently expire on December 31, 2001 but are subject to annual automatic renewal unless terminated by the Board of Directors. The amount of such lump-sum payment would be 2.99 times the sum of the executive's annual salary and the average incentive compensation for the three prior years. Other benefits include payment of incentive compensation not yet paid for the prior year and a pro rata portion of incentive compensation awards for the current year. Each Severance Agreement also provides a reduction if the proposed payments exceed the amount the Company is entitled to deduct on its federal income tax return. The Severance Agreements also provide that the Company will reimburse the individual for legal fees and expenses incurred by the executive as a result of termination.

                            COMPENSATION OF DIRECTORS

     Mr. Bannister receives an annual fee of $144,000 to serve as Chairman of the Board and member of various Board of Directors committees and to provide other services to the Company.

     Other non-employee directors of the Company receive an annual retainer fee of $20,000 as directors and $2,750 for each committee on which they serve. The chairmen of the Business Ethics and Compliance, Compensation, and Executive Committees receive an additional annual fee of $2,000, and the chairman of the Audit Committee receives an additional annual fee of $3,000. The Company also pays non-employee directors, other than Mr. Bannister, a meeting fee of $1,000 for attendance at each Board meeting and $500 for attendance at committee meetings. Directors are reimbursed for expenses incurred in connection with attendance at meetings and other Company functions.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table presents information as of March 12, 2001, concerning the only beneficial owners of five percent or more of the outstanding shares of the Company's common stock.

    --------------------------------------------------------------------------------------------------------
                         Name and address of                           Amount & nature of      Percent of
                           beneficial owner                                ownership             shares
    --------------------------------------------------------------------------------------------------------
    DynCorp Savings and Retirement Plan Trust                              6,541,752              62.6%
    c/o  DynCorp                                                           Direct (1)
         11710 Plaza America Drive
         Reston, Virginia  20190
    --------------------------------------------------------------------------------------------------------
    DynCorp Capital Accumulation and Retirement Plan Trust                 1,997,630              19.1%
    c/o  DynCorp                                                           Direct (1)
         11710 Plaza America Drive
         Reston, Virginia  20190
    --------------------------------------------------------------------------------------------------------

    (1) The Trusts hold these shares for the accounts of several thousand participants who are current or former employees of the Company. The Trustees vote the shares in accordance with instructions received from participants.
    (2) The Company provides administration for, and regularly contributes funds to, the Plans, which are the Company's principal employee retirement benefit plans.

                        SECURITY OWNERSHIP OF MANAGEMENT

     The following table presents information as of March 12, 2001 concerning the beneficial ownership of the Company's common stock by directors and named executive officers and all directors, officers, and presidents of principal business units as a group. Shares held indirectly include those held on behalf of the individuals in the SARP Trust.

--------------------------------------------------------------------------------------------------------------------
                                                         Amount & nature of ownership
--------------------------------------------------------------------------------------------------------------------

                                           Outstanding     Obtainable within                            Percent of
Name and title of beneficial owner           shares           60 days (1)         Total                 shares (2)
--------------------------------------------------------------------------------------------------------------------
D. R. Bannister                                  265,331              165,000      430,331  Direct        }4.2%
Chairman of the Board & Director                  43,221                            43,221  Indirect
--------------------------------------------------------------------------------------------------------------------
T. E. Blanchard(3)                                37,812               83,000      120,812  Direct        }1.5%
Director                                          51,026                            51,026  Indirect
--------------------------------------------------------------------------------------------------------------------
M. P. C. Carns                                        --                   --               Direct          *
Director
--------------------------------------------------------------------------------------------------------------------
J. L. Cunningham                                     547               19,167       19,714  Direct          *
President, DynCorp Information &                     412                               412  Indirect
   Enterprise Technology, Inc.
------------------------------------------------------------------------------------------- ------------------------
R. E. Dougherty                                    4,864                   --        4,864  Direct          *
Director
--------------------------------------------------------------------------------------------------------------------
P. C. FitzPatrick                                  2,080               93,333       95,413  Direct          *
Senior Vice President & Chief                      4,742                             4,742  Indirect
   Financial Officer
--------------------------------------------------------------------------------------------------------------------
P. G. Kaminski                                        --               10,000       10,000  Direct          *
Director
--------------------------------------------------------------------------------------------------------------------
P. V. Lombardi                                     28137              186,667      214,804  Direct        }2.0%
President, Chief Executive Officer &               8,392                             8,392  Indirect
   Director
--------------------------------------------------------------------------------------------------------------------
M. S. Mandell                                      8,653               86,833       95,487  Direct          *
Senior Vice President, Corporate                   3,848                             3,848  Indirect
   Development
--------------------------------------------------------------------------------------------------------------------
D. C. Mecum II                                     2,825                5,000        7,825  Direct          *
Director
--------------------------------------------------------------------------------------------------------------------
D. L. Reichardt                                   23,738              141,361      165,099  Direct          *
Senior Vice President, General Counsel             6,892                             6,892  Indirect
   & Director
--------------------------------------------------------------------------------------------------------------------
H. B. Thompson                                        --                2,500        2,500
Director
--------------------------------------------------------------------------------------------------------------------
H. S. Winokur, Jr.                                18,139                   --       18,139  Direct        }3.8%
Director                                         409,773                           409,773  Indirect
--------------------------------------------------------------------------------------------------------------------

All directors, officers, and                     439,666              941,253    1,380,919  Direct        }17.1%
   presidents of principal business              556,535                           556,535  Indirect
   units as a group
--------------------------------------------------------------------------------------------------------------------

   (1) Column reflects shares issuable upon exercise of in-the-money options which will be vested as of the end of such period and estimated shares to be issued in March 2001 pursuant to Executive Incentive Plan.
   (2) Reflects aggregate direct and indirect shares as a percentage of outstanding shares plus shares obtainable by these persons within 60 days. An asterisk indicates that beneficial ownership is less than one percent of the class.
   (3) Mr. Blanchard disclaims beneficial ownership of 40,000 shares owned by his spouse.

Item 13.  Certain Relationships and Related Information

     Mr. Blanchard serves as Chairman of the Administrative Committees for the Company's Savings Plans and was, in 2000, Chairman of Administrative Committee for the Employee Stock Ownership Plan. He is compensated for these duties at an hourly fee and is reimbursed for expenses. Total fees in the amount of $39,190 were paid to Mr. Blanchard in 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

1.       All financial statements.

2.       Financial statement Schedules.

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 28, 2000, December 30, 1999 and December 31, 1998.

All other financial schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

3.       Exhibits.

Exhibit         Description
3.1             Certificate of Incorporation, as currently in effect, consisting of Amended and Restated Certification of Incorporation (incorporated by reference to Registrant's Form 10-K/A for 1995, File No. 1-3879)
3.2             Registrant's  By-laws  as  amended  to   date  (incorporated  by
                     reference to Registrant's Form 10-K for 1999, File No. 1-3879)
4.1             Indenture, dated March 17,  1997,  between  the  Registrant  and
                     United States Trust Company of New York relating to the 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Registrant's Form S-4, File No. 333-25355)
4.2             Specimen Common Stock Certificate (incorporated by reference  to
                     Registrant's Form 10-K for 1988, File No. 1-3879)
4.3             Article  Fourth of  the  Amended  and  Restated  Certificate  of
                     Incorporation (incorporated by reference to Registrant's Form 10-K/A for 1995, File No. 1-3879)
4.4             Credit Agreement by and among Citicorp USA,Inc.,certain Lenders, the Registrant and Dyn Funding Corporation, dated December 10, 1999 (incorporated by reference to Registrant's Form 8-K, File No. 1-3879)
4.5             Purchase   Agreement dated as of December 10, 1999 among certain
                     Purchasers and the Registrant relating to $40,000,000 Aggregate Principal Amount of 15% Senior Subordinated Notes due 2007 (incorporated b y reference to Registrant's Form 8-K, filed December 27, 1999, File No. 1-3879)
4.6             Registration Rights  Agreement, dated  as of December 10,  1999, among the Registrant, DB Capital Investors, L.P., The Northwestern Mutual Life Insurance Society, and Wachovia Capital Investors (incorporated by reference to Registrant's Form 8-K, filed December 27, 1999, File No. 1-3879)
10.1            Deferred   Compensation   Plan  (incorporated  by   reference to
                     Registrant's Form 10-K for 1987, File No. 1-3879)
10.2            Management   Incentive   Plan   (incorporate  by   reference  to
                     Registrant's Form 10-K for 1999, File No. 1-3879)
10.3            Executive   Incentive   Plan   (incorporated  by  reference   to
                     Registrant's Form 10-K for 1999, File No. 1-3879)
10.4            Severance Agreements  (incorporated by reference to Exhibits (c)
                     (4) through (c)(12) to Schedule 14D-9 filed by Registrant January 25, 1988)
10.5            Amendment  to  Severance  Agreement of  Paul V.  Lombardi,  Vice
                     President,Government Services Group and currently President & Chief Executive Officer (incorporated by reference to Registrant's Form 10-K for 1993, File No. 1-3879)

10.6            Amendment to  Severance  Agreement of  Patrick  C.  FitzPatrick,
                     Senior Vice President and Chief Financial Officer (incorp-orated by reference to Registrant's Form 10-K for 1996, File No. 1-3879)
10.7            Amendment to Severance Agreement of David L.  Reichardt,  Senior
                     Vice President and General Counsel (incorporated by reference to Registrant's Form 10-K for 1996, File No. 1-3879)
10.8            Restricted Stock Plan (incorporated by reference to Registrant's
                     Form 10-K/A for 1995, File No. 1-3879)
10.9            1995 Stock Option Plan, as amended (filed herewith)
10.10           1995 Long-Term Incentive Stock Plan  (incorporated by  reference to Registrant's Form 10-K for 1999, File No. 1-3879)
10.11           Key Executive Share-Option Compensation  Plan  (incorporated  by reference to Registrant's Form 10-K for 1999, File No. 1-3879)
21              Subsidiaries of the Registrant (filed herewith)
23              Consent of Independent Public Accountants (filed herewith)


(b)      Reports on Form 8-K

None filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DYNCORP

March 27, 2001                     By:  /S/ P. V. Lombardi
                                        -------------------------------------
                                              P. V. Lombardi
                                              President and Chief
                                              Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ P. V. Lombardi              President and Director            March 27, 2001
------------------------
P. V. Lombardi                   (Chief Executive Officer)


/S/ P. C. FitzPatrick           Senior Vice President -           March 27, 2001
------------------------
P. C. FitzPatrick                Chief Financial Officer


/S/ D. L. Reichardt             Senior Vice President -           March 27, 2001
------------------------
D. L. Reichardt                  General Counsel and Director


/S/ J. J. Fitzgerald            Vice President                    March 27, 2001
------------------------
J. J. Fitzgerald                 and Controller
                                 (Chief Accounting Officer)

/S/ D. R. Bannister             Director                          March 27, 2001
------------------------

D. R. Bannister

/S/ T. E. Blanchard             Director                          March 27, 2001
------------------------
T. E. Blanchard


/S/ H. S. Winokur, Jr.          Director                          March 27, 2001
------------------------
H. S. Winokur, Jr.


/S/ D. C. Mecum II              Director                          March 27, 2001
------------------------
D. C. Mecum II


/S/ M. P. Carns                 Director                          March 27, 2001
------------------------
M. P. Carns


/S/ R. E. Dougherty             Director                          March 27, 2001
------------------------
R. E. Dougherty


/S/ P. G. Kaminski              Director                          March 27, 2001
------------------------
P. G. Kaminski


/S/ H. B. Thompson              Director                          March 27, 2001
------------------------
H. B. Thompson

DynCorp and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the Fiscal Years Ended, 2000, 1999 and 1998
(Dollars in thousands)

                                           Balance at  Charged to  Write-off of                 Balance
                                            Beginning  Costs and   Uncollectible               at End of
              Description                   of Period   Expenses     Accounts       Other        Period
---------------------------------------     ---------   --------     --------       -----        ------
Year Ended December 28, 2000
  Allowance for doubtful accounts             $ 3,156    $  1,487     $  (588) $       16       $ 4,071

Year Ended December 30, 1999
  Allowance for doubtful accounts             $ 1,126    $  1,434     $  (130) $      726       $ 3,156

Year Ended December 31, 1998
  Allowance for doubtful accounts             $   476    $    900     $  (234) $      (16)      $ 1,126