Form 10-Q
period 2001-03-29
DYNCORP
filed 2001-05-14
CIK 30770

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2001     Commission file number 1-3879

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was re-quired to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. |X| Yes |_| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding as of May 3, 2001
           -----                                   -----------------------------
Common Stock, $0.10 par value                                 10,443,142

                            DYNCORP AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 29, 2001

                                      INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets at
         March 29, 2001 and December 28, 2000                              3-4

     Consolidated Condensed Statements of Operations for
         Three Months Ended March 29, 2001 and March 30, 2000              5

     Consolidated Condensed Statements of Cash Flows for
         Three Months Ended March 29, 2001 and March 30, 2000              6

     Consolidated Statement of Stockholders' Equity                        7

     Notes to Consolidated Condensed Financial Statements                  8-11

   Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                             12-16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk     16

PART II.  OTHER INFORMATION
---------------------------

   Item 6.  Exhibit and Reports on Form 8-K                                16

     Signatures                                                            17

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 29, 2001 AND DECEMBER 28, 2000
                                 (In thousands)

                                                                                         March 29,
                                                                                           2001                   December 28,
                                                                                         Unaudited                  2000
                                                                                         ---------                ------
Assets
------

Current Assets:
 Cash and cash equivalents                                                              $   11,064            $   12,954
 Accounts receivable (net of allowance for doubtful accounts
              of $3,850 in 2001 and $4,071 in 2000)                                        313,558               334,354
Other current assets                                                                        40,788                36,570
                                                                                           -------               -------
     Total current assets                                                                  365,410               383,878

Property and Equipment (net of accumulated depreciation
 and amortization of $23,434 in 2001 and $23,833 in 2000)                                   24,863                27,766

Intangible Assets (net of accumulated amortization of
 $68,119 in 2001 and $66,193 in 2000)                                                      178,390               181,677

Other Assets                                                                                49,925                51,020
                                                                                          --------              --------

Total Assets                                                                              $618,588              $644,341
                                                                                          ========              ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 29, 2001 AND DECEMBER 28, 2000
                       (In thousands,except share amounts)


                                                                                       March 29,
                                                                                         2001                 December 28,
                                                                                       Unaudited                  2000
                                                                                       ---------              ------------
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Notes payable and current portion of long-term debt                                  $      1,374            $      124
 Accounts payable                                                                           50,996                67,761
 Deferred revenue and customer advances                                                      7,464                 7,631
 Accrued liabilities                                                                       156,342               165,723
                                                                                      ------------            ----------
     Total current liabilities                                                             216,176               241,239

Long-Term Debt                                                                             282,650               283,889

Other Liabilities and Deferred Credits                                                      88,038                90,283

Contingencies and Litigation

Temporary Equity:
 Redeemable common stock at redemption value
   ESOP shares, 7,533,813 and 7,504,653
     shares issued and outstanding in 2001 and 2000,
     respectively, subject to restrictions                                                 256,588               238,346
   Other redeemable common stock, 426,217 shares issued
     and outstanding in 2001 and 2000, respectively                                          8,537                 7,984

Stockholders' Equity:
 Common stock, par value ten cents per share, authorized 20,000,000 shares;
   issued 4,729,929 and 4,758,897 shares
   in 2001 and 2000, respectively                                                              473                   476
 Paid-in surplus                                                                           135,145               134,638
 Accumulated other comprehensive (deficit) income                                             (564)                    3
 Reclassification to temporary equity for redemption value
   greater than par value                                                                 (264,329)             (245,540)
 Deficit                                                                                   (62,170)             ( 64,835)
 Common stock held in treasury, at cost; 2,253,027 and
   2,264,625 shares in 2001 and 2000, respectively                                         (41,956)             ( 42,142)
                                                                                           --------              --------

Total Liabilities and Stockholders' Equity                                                 $618,588              $644,341
                                                                                           ========              ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                    UNAUDITED

                                                                                          Three Months Ended
                                                                                          ------------------
                                                                                       March 29,        March 30,
                                                                                         2001              2000
                                                                                         ----              ----

Revenues                                                                               $440,073          $428,500

Costs and expenses:
   Costs of services                                                                    416,667           407,350
   Corporate general and administrative                                                   6,827             6,633
   Interest income                                                                         (293)             (827)
   Interest expense                                                                       8,377            10,168
   Amortization of intangibles of acquired companies                                      2,301             3,758
   Other                                                                                    (58)               21
                                                                                       --------          --------
                 Total costs and expenses                                               433,821           427,103

Earnings before income taxes and minority interest                                        6,252             1,397
       Provision for income taxes                                                         2,425               344
                                                                                       --------          --------

Earnings before minority interest                                                         3,827             1,053
       Minority interest                                                                    611               577
                                                                                       --------          --------

Net earnings                                                                           $  3,216          $    476
                                                                                       ========          ========


       Accretion of other redeemable common stock to
          redemption value                                                                  551               424

Common stockholders' share of net earnings                                             $  2,665          $     52
                                                                                       ========          ========


Basic earnings per share                                                               $   0.25          $   0.01

Diluted earnings per share                                                             $   0.24          $   0.01

Weighted average number of shares
   outstanding for basic earnings per share                                              10,545            10,411

Weighted average number of shares
   outstanding for diluted earnings per share                                            11,025            10,638

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                    UNAUDITED

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                       March 29,        March 30,
                                                                                         2001              2000
                                                                                         ----              ----

Cash Flows from Operating Activities:
Common stockholders' share of net earnings                                             $  2,665          $     52
Adjustments to reconcile net earnings from operations to net cash (used in)
     provided by operating activities:
   Depreciation and amortization                                                          5,177             6,013
   Accretion of other redeemable common stock to redemption value                           551               424
   Pay-in-kind interest on Subordinated Notes                                                 -             1,500
   Other                                                                                     65              (136)
Changes in current assets and liabilities, net of acquisitions:
   Decrease in current and certain other assets except cash and cash equivalents         17,026            18,678
   Decrease in current and certain other liabilities excluding notes payable
     and current portion of long-term debt                                              (28,860)          (21,225)
                                                                                       ---------         ---------
         Cash (used in) provided by operating activities                                 (3,376)            5,306

Cash Flows from Investing Activities:
Sale of property and equipment                                                            2,640             9,715
Purchase of property and equipment                                                       (1,487)           (3,663)
Decrease (increase) in investments in unconsolidated affiliates                             768              (184)
Other                                                                                       (24)             (205)
                                                                                       ---------         ---------
     Cash provided by investing activities                                                1,897             5,663

Cash Flows from Financing Activities:
Payments on indebtedness                                                                (54,400)          (84,748)
Proceeds from debt issuance                                                              54,400            74,853
Payment received on Employee Stock Ownership Trust note                                       -             2,658
Loan to Employee Stock Ownership Trust                                                        -              (300)
Other                                                                                      (411)               24
                                                                                       ---------         ---------
         Cash used in financing activities                                                 (411)           (7,513)

Net (Decrease) Increase in Cash and Cash Equivalents                                     (1,890)            3,456
Cash and Cash Equivalents at Beginning of the Period                                     12,954             5,657
                                                                                       ---------         ---------
Cash and Cash Equivalents at End of the Period                                         $ 11,064          $  9,113
                                                                                       =========         =========


Supplemental Cash Flow Information:
Cash paid for income taxes                                                             $  6,735          $  2,097
                                                                                       =========         =========

Cash paid for interest                                                                 $  9,435          $  6,390
                                                                                       =========         =========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED

                                                              Adjustment for                                            Accumulated
                                                                Redemption                                                 Other
                                Common         Paid-in         Value Greater                           Treasury        Comprehensive
                                Stock          Surplus         than Par Value          Deficit          Stock       (Deficit) Income
                                -----          -------         --------------          -------          -----       ----------------

Balance, December 28, 2000      $476           $134,638        $(245,540)              $(64,835)        $(42,142)          $3

Employee compensation plans
   (option exercises, restricted
    stock plan, incentive bonus)                    (44)                                                     186
Reclassification to redeemable
  common stock                    (3)                            (18,238)
Accretion of other redeemable
  common stock to redemption
  value                                             551             (551)                  (551)
Adjustment to fair value of
  derivative financial instru-
  ment                                                                                                                    (400)
Cumulative effect of change in
  accounting principle                                                                                                    (100)
Translation adjustment and other                                                                                           (67)
Net earnings                                                                              3,216
                                ----------------------------------------------------------------------------------------------------
Balance, March 29, 2001         $473           $135,145        $(264,329)              $(62,170)        $(41,956)          $(64)
                                ====           ========        ==========              =========         ========          =====

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 29, 2001

                                    UNAUDITED

Note 1.  Basis of Presentation

      The Company has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accord-ance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements are read in conjunction with the fin-ancial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary to pre-sent fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain amounts presented for prior periods have been reclassified to con-form to the 2001 presentation.

Note 2.  Accrued Liabilities

      Accrued liabilities as of March 29, 2001 and December 28, 2000 included accrued salaries and fringe benefits of $75.3 million and $79.2 million, respectively.

Note 3.  Redeemable Common Stock

      Common stock which is redeemable has been reflected as Temporary Equity at the redemption value at each balance sheet date and consists of the following:

                                               Balance at                                                           Balance at
                                 Redeemable     March 29,                                            Redeemable    December 28,
                     Shares        Value          2001                                 Shares           Value         2000
                     ------        -----          ----                                 ------           -----         ----

      ESOP Shares    3,291,332   $38.00        $125,071                                3,313,729     $35.25        $116,809
                     4,242,481   $31.00        $131,517                                4,190,924     $29.00         121,537
                     ---------                 --------                                ---------                   --------
                     7,533,813                 $256,588                                7,504,653                   $238,346
                     =========                 ========                                =========                   ========


      Other Shares     426,217   $20.03        $  8,537                                  426,217     $18.73        $  7,984
                     =========                 ========                                =========                   ========


      Effective January 1, 2001, the Company established two new plans: the Savings and Retirement Plan and the Capital Accumulation and Retirement Plan (collectively, the "Savings Plans"). At the same time, the Employee Stock Ownership Plan ("ESOP") was merged into the two plans. The Company stock accounts of participants in the ESOP were transferred to one or the other of the Savings Plans, and the Savings Plans participants have the same distribution and put rights for these ESOP shares as they had in the ESOP. All rights and obligations of the ESOP remain intact in the new plans. In accordance with the Employee Retirement Income Security Act regulations and the Savings Plans' documents, the Company is obligated, unless the Savings Plans' Trust purchases the shares, to purchase distri-buted certain common stock shares transferred from the former ESOP from former participants in the ESOP on retirement or termination at fair value as long as the Company's common stock is not publicly traded. However, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase.

      On December 10, 1999, the Company entered into an agreement with various financial institutions for the sale of 426,217 shares of the Company's stock and Subordinated Notes. Under a contemporaneous registration rights agreement, the holders of these shares of stock will have a put right to the Company commencing on December 10, 2003, at a price of $40.53 per share, unless one of the following events has occurred prior to such date or the exercise of the put right: (1) an initial public offering of the Company's common stock has been consummated; (2) all the Company's common stock has been sold; (3) all the Company's assets have been sold in such a manner that the holders have received cash payments; or (4) the Company's common stock has been listed on a national securities exchange or author-ized for quotation on the Nasdaq National Market System for which there is a public market of at least $100 million for the Company's common stock. If, at the time of the holders' exercise of the put right the Company is unable to pay the put price because of financial covenants in loan agree-ments or other provisions of law, the Company will not honor the put at that time, and the put price will escalate for a period of up to our years, at which time the put must be honored. The escalation rate increas-es during such period until the put is honored, and the rate varies from an annualized factor of 22% for the first quarter after the put is not honored up to 52% during the sixteenth quarter. The annual accretion in the fair value of these shares is reflected as a reduction of common stockholders' share of net earnings on the consolidated statements of operations.

Note 4.  Income Taxes

      The provision for income taxes in 2001 and 2000 is based upon an estimated effective tax rate. This rate includes the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

Note 5.  Earnings Per Share

      The following table sets forth the reconciliation of shares for basic EPS to shares for diluted EPS. Basic EPS is computed by dividing common stock-holders' share of net earnings by the weighted average number of common shares outstanding and contingently issuable shares. The weighted average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated Savings Plans' shares. Shares earned and vested but unissued under the Restricted Stock Plan are contingently issuable shares whose conditions for issuance have been satisfied and as such have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted average number of stock options outstanding, assuming the treas-ury stock method.

                                                                                                    Three Months Ended
                                                                                                    ------------------

                                                                                        March 29,           March 30,
                                                                                          2001                2000
                                                                                          ----                ----

Weighted average shares outstanding for basic EPS                                        10,545               10,411
   Effect of dilutive securities:
      Stock options                                                                         480                  227
                                                                                         ------               ------

Weighted average shares outstanding for diluted EPS                                      11,025               10,638
                                                                                         ======               ======

Note 6.  Derivative Financial Instruments

     The Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amend-ment of FASB Statement No. 133, on January 1, 2001. FAS 133 requires the transition adjustment, net of the tax effect, resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Changes in the fair value of derivatives are recorded each period in cur-rent earnings or other comprehensive income based on the guidelines stipu-lated in FAS 133. The adoption of the standard did not have a material im-pact on the Company's results of operations, financial condition or cash flows, but did reduce accumulated other comprehensive income by $0.1 million. The adjustments to fair value of the derivative instruments de-scribed below during the first three months of 2001 resulted in a decrease in accumulated other comprehensive income of $0.4 million.

     The Company has a policy to use derivative financial instruments to manage its market risk exposures from fluctuations in interest rates on its float-ing rate debt and foreign exchange rates as warranted. The Company manages its exposure to this market risk through the monitoring of its available financing alternatives including, in certain circumstances, the use of der-ivative financial instruments. The Company has managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its LIBOR indexed debt until February 2002. In December 2000, the Company entered into a two-year-and-28 -day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis begin-ning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability for the hedged debt. The Company does not hold or issue derivative financial instruments for trading purposes.

Note 7.  Business Segments

     Effective January 1, 2001, the Company realigned its three Strategic Busi-ness Segments into five focused sectors in order to further expand its business in the growing international market and also to segregate out its health information and technology services. DynCorp Technical Services ("DTS") was divided into DynCorp International LLC ("DI") and DTS. DI will handle all of the Company's overseas business, including information tech-nology solutions, and will continue to provide maintenance worldwide to support U.S. military aircraft. DTS provides myriad specialized technical services including aviation services, range technical services, base oper-ations, and logistics support. DynCorp Information and Enterprise Tech-nology ("DI&ET") was divided into AdvanceMed ("ADVMED") and DI&ET. ADVMED is structured as a business-to-business, eHealth decision support solution organization and provides an integrated set of decision support tools to meet the needs of healthcare payers and providers. DI&ET provides a wide range of information technology services and other professional services including network and communications engineering, government operational outsourcing, and security and intelligence programs. DynCorp Information Systems LLC ("DIS") offers a full range of integrated telecommunications services and information technology solutions in the area of professional services, business systems integration, information infrastructure solut-ions, and information technology operations and support.

     The purpose of these realignments was to provide focus and clarity to the Company's businesses and enable the Company to better serve its customers by concentrating and segregating the international and healthcare informa-tion and technology services. Business segment information for 2000 has been restated to give effect to this change.

     Revenues, operating profit and identifiable assets for the Company's five business segments for 2001 and the comparable periods for 2000 are present-ed below:

                                                                                                    Three Months Ended
                                                                                                    ------------------

                                                                                               March 29,          March 30,
                                                                                                 2001               2000
                                                                                                 ----               ----

Revenues
--------
   DI&ET                                                                                       $ 140,487          $ 151,110
   DI                                                                                            118,568            108,218
   DTS                                                                                           115,744            100,967
   DIS                                                                                            50,386             52,793
   ADVMED                                                                                         14,888             15,412
                                                                                               ---------          ---------
                                                                                               $ 440,073          $ 428,500
                                                                                               =========          =========

Operating Profit (a)
--------------------
   DI&ET                                                                                       $   7,869          $   7,718
   DI                                                                                              7,417              5,245
   DTS                                                                                             3,615              3,230
   DIS                                                                                             3,594              3,390
   ADVMED                                                                                            297                986
                                                                                               ---------             ------
                                                                                                  22,792             20,569

 Corporate general and administrative                                                              6,827              6,633
 Interest income                                                                                    (293)              (827)
 Interest expense                                                                                  8,377             10,168
 Goodwill amortization                                                                             1,304                942
 Amortization of other intangibles of acquired companies                                             997              2,816
 Minority interest included in operating profit                                                     (611)              (577)
 Other miscellaneous                                                                                 (61)                17
                                                                                               ----------            -------
 Earnings before income taxes and minority interest                                            $    6,252          $  1,397
                                                                                               ==========          =========

                                                                                               March 29,           December 28,
                                                                                                 2001                 2000
                                                                                                 ----                 ----
  Identifiable Assets
  -------------------
     DI&ET                                                                                    $ 140,141            $ 145,733
     DI                                                                                          76,348               83,040
     DTS                                                                                        111,263              111,849
     DIS                                                                                        226,403              230,544
     ADVMED                                                                                      26,571               26,815
     Corporate                                                                                   37,862               46,360
                                                                                               --------            ---------
                                                                                              $ 618,588            $ 644,341
                                                                                              =========            =========


(a) Defined as the excess of revenues over operating expenses and certain non-operating expenses.

Note 8:  Subsequent Event

     On April 25, 2001, the Company and its wholly owned subsidiary, DynCorp Management Resources, Inc. ("DMR") signed an Agreement and Plan of Reorgan-ization whereby DMR will merge into a subsidiary of TekInsight.Com, Inc. ("TekInsight"), a publicly held company. DMR, which is included in the DI&ET business segment, is engaged in the business of providing outsourcing services to state and local government agencies. DMR revenues of $7.1 million and $6.6 million for the three months ended March 29, 2001 and March 30, 2000, respectively, and operating (loss)/profit of ($0.04)million and $0.5 million, respectively, for those same periods. These revenues and operating (losses)/profits are included in the DI&ET amounts noted above. The merger is contingent upon approval of the transaction by TekInsight's stockholders and other conditions, including the availability of TekInsight to obtain at least $20 million of third-party financing, on terms and conditions acceptable to the Company to support the operations of the combined organization. Closing is expected to occur in the third quarter of 2001. As merger consideration, the Company would become a 40% owne of TekInsight.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General
-------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of DynCorp and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto and the Company's annual report on Form 10-K for the year ended December 28, 2000.

Results of Operations
---------------------

The Company provides diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and inter-nationally. The Company's customers include various branches of the U.S. Depart-ments of Defense, Energy, State, and Justice, the Drug Enforcement Agency, the National Institute of Health, the National Aeronautics and Space Administration and various other U.S., state and local government agencies, commercial clients and foreign governments. The following discusses the Company's results of oper-ations and financial condition for the three months ended March 29, 2001 and the comparable period for 2000.

Revenues and Operating Profit
-----------------------------

Revenues for the first quarter of 2001 were $440.1 million, compared to $428.5 million for the comparable period in 2000, an increase of $11.6 million, or 2.7%. Operating profit, defined as the excess of revenues over operating expenses and certain non-operating expenses, was $22.8 million for the first quarter of 2001, compared to $20.6 million for the comparable period in 2000, an increase of $2.2 million or 10.8%. The increase in both revenues and operating profit was attributable to the award of several new contracts in 2000 and increases in services provided on existing contracts. Operating profits grew faster than revenues due to contract start-up costs in the first quarter of 2000 that did not continue in the first quarter of 2001, losses on several contracts in the first quarter of 2000 that did not continue in the first quarter of 2001, and increased profit due to additional funding/revenue in the first quarter of 2001 for contract costs that were recognized in a prior period.

DynCorp Information and Enterprise Technology ("DI&ET") reported revenues of $140.5 million for the first quarter of 2001, compared to $151.1 million for the first quarter of 2000, a decrease of $10.6 million or 7.0%. The decrease in revenues in the first quarter of 2001 compared to the first quarter of 2000 resulted primarily from the loss of a subcontract for the Department of Commerce for the 2000 Census. This contract had revenues of $9.5 million in the first quarter of 2000. Also contributing to the decrease in revenues was the reduction in work scope on a subcontract providing operations management to the Department of Energy ("DoE") Hanford location and the completion of another DoE contract in the second half of 2000 that provided management technical and scientific services. Offsetting these decreases were increased revenues from growth in a joint venture for vaccine technology services for the Department of Defense, increased tasking on several Indefinite Delivery Indefinite Quantity ("IDIQ") contracts, and a new contract that provides battlefield simulation system support services and maintenance for the U.S. Army.

For the first quarter ended March 29, 2001, operating profit for DI&ET increased slightly by $0.2 million, or 2.0%, to $7.9 million from $7.7 million in the first quarter of 2000. DI&ET experienced growth in operating profits on several IDIQ contracts and its joint venture for vaccine technology services for the Department of Defense. Also contributing to the increase in operating profit was additional funding in the first quarter of 2001 on a contract that was closed out in 2000 which provided management, technical, and scientific services to the DoE, and losses in the first quarter of 2000 on several contracts that provided technical advisory services in the national security area that did not continue in the first quarter of 2001. Offsetting these increases was the loss of the subcontract with the Department of Commerce for the 2000 Census. Operating profit on this contract in the first quarter of 2000 was $0.7 million.

DynCorp International's ("DI") first quarter 2001 revenues were $118.6 million compared to $108.2 million for the first quarter of 2000, an increase of $10.4 million or 9.6%. Operating profit increased by $2.2 million to $7.4 million, or 41.4%, from $5.2 million in the first quarter of 2000. The increase in revenues resulted primarily from the phase-in of a new contract with the U.S. Army. This contract had revenue of $11.3 million in the first quarter of 2001. Other increases in revenues resulted from increased tasking on State Department contracts which provide protective support and police services in several countries, increased services on a contract in support of the government's drug eradication program, and increased tasking on an international logistical support contract including work in Bosnia and East Timor.

DI's increase in operating profit for the first quarter of 2001 compared to the first quarter of 2000 resulted from the higher revenues as noted above. In addition, operating profits grew faster than revenues due to improved profit margins in some of its service areas. These improved profit margins resulted in part from contract start-up costs in the first quarter of 2000 that did not continue in the first quarter of 2001.

DynCorp Technical Services' ("DTS") first quarter 2001 revenues were $115.7 million compared to $101.0 million for the first quarter of 2000, an increase of $14.8 million or 14.6%. Operating profit increased by $0.4 million to $3.6 million, or 11.9%, from $3.2 million in the first quarter of 2000. The increase in revenues and operating profit resulted from growth in its logistics support and aviation services businesses, primarily from new military aircraft mainten-ance and base operations support contracts at two domestic U.S. Air Force bases. Also contributing to the increase in revenues were increases in the purchase of reimbursable materials for the customer at Fort Rucker. DTS expects future rev-enue and operating profit increases from the phase-in of another new contract with the U.S. Air Force later this year.

Partially offsetting these DTS increases in revenue and operating profit in the first quarter of 2001 were decreases that resulted from the sale of certain aerospace research and development contracts in the third quarter of 2000. Revenues and operating profit from these contracts were $2.0 million and $0.1 million, respectively, in the first quarter of 2000.

DynCorp Information Systems LLC ("DIS") had revenues of $50.4 million in the first quarter of 2001 as compared to $52.8 million in the first quarter of 2000, a decrease of $2.4 million or 4.6%. DIS' operating profit increased slightly by $0.2 million to $3.6 million in the first quarter of 2001 from $3.4 million in the same period of 2000. The decrease in revenue resulted from several programs that are winding down. While DIS has strategies in place to grow existing and new customers, current wins to date have not been adequate to replace these lost revenues. The slight increase on operating profit resulted from revenue related to recovery of contract costs that had been expensed in prior periods.

AdvanceMed ("ADVMED") had revenues of $14.9 million in the first quarter of 2001 as compared to $15.4 million for the comparable period in 2000, a decrease of $0.5 million or 3.4%. Operating profit decreased by $0.7 million to $0.3 million from $1.0 million in the same period of 2000. The decrease in revenues and operating profit resulted from the loss of a contract that provided review and analysis of military treatment facility health care performance. In addition, operating profit was negatively impacted by costs associated with the completion of a software product. Partially offsetting the lost revenue and operating profit was the start-up of a contract that provides review and analysis of Medi-care reimbursement for healthcare providers. Management expects that the new Medicare contract will offset the lost revenue and operating profit from the lost contract noted above in 2001.

Cost of Services
----------------

Cost of services for the first quarter 2001 was 94.7% of revenue as compared to 95.0% for the comparable period in 2000. The improved margins in the first quarter of 2001 compared to the first quarter of 2000 were primarily due to improved margins in DTS and DI, which had combined cost of services of 95.3% in the first three months of 2001 and 96.0% in the same period in 2000. These improved margins were due to higher contract start-up costs in the first quarter of 2000 that negatively affected the first quarter of 2000 margins.

Corporate General and Administrative Expense
--------------------------------------------

Corporate general and administrative expense for the first quarter of 2001 was $6.8 million, relatively unchanged as compared to $6.6 million for the compar-able period in 2000. Corporate general and administrative expense as a percent-age of revenue was 1.6% for the three months ended March 29, 2001 and for the comparable period in 2000.

Interest Expense
----------------

Interest expense was $8.4 million in the first quarter of 2001, down from $10.2 million in the first quarter of 2000. Interest expense as a percentage of revenue was 1.9% for the three months ended March 29, 2001, as compared to 2.4% for the comparable period in 2000. The decrease in interest expense was attributable to lower average debt levels and lower average interest rates in the first three months of 2001 as compared to the first three months of 2000. The average levels of indebtedness were approximately $284.6 million and $355.4 million during the three months ended March 29, 2001 and March 30, 2000, respectively. Also contributing to the decrease in interest expense was a $0.2 million refund of interest expense received in the first quarter of 2001 under the new Internal Revenue Service "interest netting" principles.

Amortization of Intangibles of Acquired Companies
-------------------------------------------------

Amortization of intangibles of acquired companies was $2.3 million for the quarter ended March 29, 2001 as compared to $3.8 million for the first quarter of 2000, a decrease of $1.5 million. The decrease resulted from intangibles related to DIS contracts acquired, which became fully amortized early in the first quarter of 2001.

Income Taxes
------------

The provision for income taxes in 2001 and 2000 is based upon an estimated effective tax rate, including the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The provision for income taxes increased by $2.1 million for the three months ended March 29, 2001 from the comparable period in 2000. The increase was due to higher pretax income and a higher effective tax rate in the first quarter of 2001, compared to the same period in 2000. The Company's effective tax rate approximated 43.0% for the three months ended March 29, 2001 compared to 42.0% in the comparable period in 2000.

Backlog
-------

The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $6.4 billion at March 29, 2001, compared to $6.1 billion at December 28, 2000, a net increase of $0.3 billion. The backlog at March 29, 2001 consisted of $1.6 billion for DTS, $2.2 billion for DI, $1.9 billion for DI&ET, $0.2 billion for ADVMED, and $0.5 billion for DIS compared to

December 28, 2000 backlog of $1.7 billion for DTS, $2.2 billion for DI, $1.7 billion for DI&ET, $0.1 billion for ADVMED, and $0.4 billion for DIS.

Working Capital and Cash Flow
-----------------------------

Working capital, defined as current assets less current liabilities, was $149.2 million at March 29, 2001 compared to $142.6 million at December 28, 2000, an increase of $6.6 million. The ratio of current assets to current liabilities at March 29, 2001 and December 28, 2000 was 1.7 and 1.6, respectively. The increase in working capital was primarily due to decreases in certain accrued expenses partially offset by a lower accounts receivable balance. During the first quarter of 2001, management continued to place emphasis on its receivable collections and cash management.

For the three months ended March 29, 2001, the Company's cash flow from operating activities used $3.4 million, a decrease of $8.7 million as compared to the same period in 2000 where operating activities provided $5.3 million. The decrease in cash provided by operations resulted from higher payments on accounts payable in the first three months of 2001 compared to the same period in 2000. Partially offsetting this decrease was higher customer collections in the first three months of 2001 as compared to the first three months of 2000.

Investing activities provided funds of $1.9 million in the three months ended March 29, 2001, as compared to $5.7 million in the three months ended March 30, 2000. In the first quarter of 2000, the Company sold an office building located in Alexandria, Virginia to a third party for $10.5 million, and simultaneously closed on a lease of that property from the new owner. The Company used a portion of the net proceeds to pay off the mortgage on the property. Partially offsetting the cash provided from the sale of the office building was cash used for the purchase of other property and equipment in 2000. Management expects purchases of equipment and property to be lower in 2001 as compared to 2000.

Financing activities for the three months ended March 29, 2001 totaled $0.4 million and included several short-term borrowing and subsequent payments of a cumulated sum of $54.4 million under the Senior Secured Credit Agreement Revolving Credit Facility maturing December 9, 2004. During the first quarter of 2000, financing activities used funds of $7.5 million, which consisted primarily of the payoff of the mortgage on the Alexandria office building that the Company sold. The Company also reduced its outstanding borrowings under the Senior Secured Credit Agreement - Term B loans by $7.4 million in the first quarter of 2000. Offsetting these reductions in cash flows was the issuance of $1.5 million of additional 15% Subordinated Notes for pay-in-kind interest.

Subsequent Event
----------------

On April 25, 2001, the Company and its wholly owned subsidiary, DynCorp Manage-ment Resources, Inc. ("DMR") signed an Agreement and Plan of Reorganization whereby DMR will merge into a subsidiary of TekInsight.Com, Inc. ("TekInsight"), a publicly held company. DMR, which is included in the DI&ET business segment, is engaged in the business of providing outsourcing services to state and local government agencies. DMR revenues were $7.1 million and $6.6 million for the months ended March 29, 2001 and March 30, 2000, respectively, and operating
(loss)/profit of ($0.04) million and $0.5 million, respectively, for those same periods. The merger is contingent upon approval of the transaction by Tek-Insight's stockholders and other conditions, including the availability of Tek-Insight to obtain at least $20.00 million of third-party financing, on terms and conditions acceptable to the Company to support the operations of the combined organization. Closing is expected to occur in the third quarter of 2001. As merger consideration, the Company would become a 40% owner of TekInsight.

Earnings before Interest, Taxes, Depreciation, and Amortization
---------------------------------------------------------------

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as defined by management, consists of net earnings before income tax provision, net interest expense, and depreciation and amortization. EBITDA represents a measure of the Company's ability to generate cash flow and does not represent net income or cash flow from operating, investing and financing activities as defined by U.S. generally accepted accounting principles ("GAAP"). EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issue discount which are included in "interest expense" in the Consolidated Statements of Operations and included in "amortization and depreciation" in the Consolidated Statements of Cash Flows. Readers are cautioned that the Company's definition of EBITDA may not necessarily be comparable to similarly titled captions used by other companies due to the potential inconsistencies in the method of calculat-ion.

The following represents the Company's computation of EBITDA (in thousands):

                                                                                                  Three Months Ended
                                                                                                  ------------------

                                                                                                March 29,        March 30,
                                                                                                  2001              2000
                                                                                                  ----              ----

Net earnings                                                                                    $  3,216         $    476
   Depreciation and amortization                                                                   5,177            6,013
   Interest expense, net                                                                           8,084            9,341
   Income taxes                                                                                    2,425              344
   Amortization of deferred debt expense                                                            (472)            (271)
   Debt issue discount                                                                               (11)             (10)
                                                                                                ---------        ---------
EBITDA                                                                                          $ 18,419         $ 15,893
                                                                                                =========        =========


EBITDA (as defined above) increased by $2.5 million, or 15.9%, to $18.4 million for the first quarter of 2001 as compared to the comparable period in 2000. The increase in EBITDA in the three-month period in 2001 as compared to the similar period in 2000, is primarily attributable to higher operating profits as discussed above.

Forward Looking Statements
--------------------------

Certain matters discussed or incorporated by reference in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assur-ance that its expectations will be achieved. Factors that could cause actual re-sults to differ materially from the Company's current expectations include the early termination of, or failure of a customer to exercise option periods under, a significant contract; the inability of the Company to generate actual customer orders under indefinite delivery, indefinite quantity contracts; technological change; the inability of the Company to manage its growth or to execute its internal performance plan; the inability of the Company to integrate the oper-ations of acquisitions; the inability of the Company to attract and retain the technical and other personnel required to perform its various contracts; general economic conditions; and other risks discussed elsewhere in this report and in other filings of the Company with the Securities and Exchange Commission.

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

        DYNCORP




Date: May 11, 2001                                 /S/P.C. FitzPatrick
                                                   -----------------------------
                                                     P.C. FitzPatrick
                                                     Senior Vice President
                                                     and Chief Financial Officer



Date: May 11, 2001                                  /S/J.J. Fitzgerald
                                                    ----------------------------
                                                    J.J. Fitzgerald
                                                    Vice President
                                                    and Corporate Controller