Form 10-Q
period 2001-06-28
DYNCORP
filed 2001-08-10
CIK 30770

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2001     Commission file number 1-3879

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of August 6, 2001
             _____                          ________________________________

 Common Stock, $0.10 par value                          10,447,561

                            DYNCORP AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 28, 2001

                                      INDEX


                                                                            Page


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets at
         June 28, 2001 and December 28, 2000                                 3-4

     Consolidated Condensed Statements of Operations for
         Three and Six Months Ended June 28, 2001 and June 29, 2000            5

     Consolidated Condensed Statements of Cash Flows for
         Six Months Ended June 28, 2001 and June 29, 2000                      6

     Consolidated Statement of Stockholders' Equity                            7

     Notes to Consolidated Condensed Financial Statements                   8-12

   Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                             13-17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        18

PART II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders                18

  Item 6.  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                    19

                          PART I. FINANCIAL INFORMATION

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 28, 2001 AND DECEMBER 28, 2000
                                 (In thousands)

                                                                                         June 28,
                                                                                           2001                   December 28,
                                                                                         Unaudited                  2000
                                                                                         _________                  ____

Assets
Current Assets:
 Cash and cash equivalents                                                               $   6,228                $  12,954
 Accounts receivable (net of allowance for doubtful accounts
        of $3,805 in 2001 and $4,071 in 2000)                                              321,643                  334,354
 Other current assets                                                                       37,356                   36,570
                                                                                         _________                _________

     Total current assets                                                                  365,227                  383,878

Property and Equipment (net of accumulated depreciation
 and amortization of $25,297 in 2001 and $23,833 in 2000)                                   24,653                   27,766

Intangible Assets (net of accumulated amortization of
 $62,017 in 2001 and $66,193 in 2000)                                                      175,548                  181,677


Other Assets                                                                                46,804                   51,020
                                                                                         _________                _________
Total Assets                                                                             $ 612,232                $ 644,341
                                                                                         _________                _________
                                                                                         _________                _________


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 28, 2001 AND DECEMBER 28, 2000
                      (In thousands, except share amounts)

                                                                                         June 28,
                                                                                           2001                December 28,
                                                                                         Unaudited                2000
                                                                                         _________                ____

Liabilities and Stockholders' Equity
Current Liabilities:
 Notes payable and current portion of long-term debt                                     $   7,624             $     124
 Accounts payable                                                                           36,460                67,761
 Deferred revenue and customer advances                                                      6,818                 7,631
 Accrued liabilities                                                                       159,807               165,723
                                                                                         _________             _________

     Total current liabilities                                                             210,709               241,239

Long-Term Debt                                                                             276,700               283,889

Other Liabilities and Deferred Credits                                                      88,897                90,283

Contingencies and Litigation

Temporary Equity:
 Redeemable common stock at redemption value -
   ESOP shares, 7,525,443 and 7,504,653
     shares issued and outstanding in 2001 and 2000,
     respectively, subject to restrictions                                                 260,248               238,346
   Other redeemable common stock, 426,217 shares issued
            and outstanding in 2001 and 2000, respectively                                   9,104                 7,984

Stockholders' Equity:
 Common stock, par value ten cents per share, authorized 20,000,000 shares;
   issued 4,744,260 and 4,758,897 shares
   in 2001 and 2000, respectively                                                              474                   476
 Paid-in surplus                                                                           135,755               134,638
 Accumulated other comprehensive (loss) income                                                (750)                    3
 Reclassification to temporary equity for redemption value
   greater than par value                                                                 (268,556)             (245,540)
 Deficit                                                                                   (58,352)              (64,835)
 Common stock held in treasury, at cost; 2,248,751 and
   2,264,625 shares in 2001 and 2000, respectively                                         (41,997)              (42,142)
                                                                                         __________            __________

Total Liabilities and Stockholders' Equity                                               $ 612,232             $ 644,341
                                                                                         __________            __________
                                                                                         __________            __________


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                    UNAUDITED

                                                                                      Three Months Ended      Six Months Ended
                                                                                      __________________      ________________

                                                                                      June 28,    June 29,    June 28,   June 29,
                                                                                        2001        2000        2001       2000
                                                                                        ____        ____        ____       ____

Revenues                                                                              $476,900    $445,302    $916,973   $873,802

Costs and expenses:
   Costs of services                                                                   451,064     420,278     867,731    827,628
   Corporate general and administrative                                                  7,199       8,046      14,026     14,655
   Interest income                                                                        (159)       (641)       (453)    (1,469)
   Interest expense                                                                      8,032      10,526      16,409     20,695
   Amortization of intangibles of acquired companies                                     2,128       3,463       4,429      7,090
   Other                                                                                     6        (680)        (51)      (506)
                                                                                      _________   _________   _________  _________

                 Total costs and expenses                                              468,270     440,992     902,091    868,093

Earnings before income taxes and minority interest                                       8,630       4,310      14,882      5,709
       Provision for income taxes                                                        3,309       1,544       5,735      1,888
                                                                                      _________   _________   _________  _________

Earnings before minority interest                                                        5,321       2,766       9,147      3,821
       Minority interest                                                                   934         635       1,545      1,213
                                                                                      _________   _________   _________  _________

Net earnings                                                                          $  4,387    $  2,131    $  7,602   $  2,608
                                                                                      _________   _________   _________  _________
                                                                                      _________   _________   _________  _________


       Accretion of other redeemable common stock to
           Redemption value                                                                568         437       1,119        861

Common stockholders' share of net earnings                                            $  3,819    $  1,694    $  6,483   $  1,747
                                                                                      _________   _________   _________  _________
                                                                                      _________   _________   _________  _________

Basic earnings per share                                                              $   0.36    $   0.16    $   0.61   $   0.17

Diluted earnings per share                                                            $   0.34    $   0.16    $   0.59   $   0.16

Weighted average number of shares
   outstanding for basic earnings per share                                             10,559      10,495      10,552     10,448

Weighted average number of shares
   outstanding for diluted earnings per share                                           11,106      10,693      11,061     10,663

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                    UNAUDITED

                                                                                           Six Months Ended
                                                                                           ________________

                                                                                   June 28,             June 29,
                                                                                     2001                 2000
                                                                                     ____                 ____

Cash Flows from Operating Activities:
Common stockholders' share of net earnings                                         $  6,483             $  1,747
Adjustments to reconcile net earnings from operations to net cash
     (used in) provided by operating activities:
    Depreciation and amortization                                                    11,105               12,038
    Accretion of other redeemable common stock to redemption value                    1,119                  861
    Pay-in-kind interest on Subordinated Notes                                            -                3,397
    Other                                                                               440                  181
Changes in current assets and liabilities, net of acquisitions:
   Decrease in current assets except cash and cash equivalents                       11,925               10,760
   Decrease in current liabilities excluding  notes payable and current
     portion of long-term debt                                                      (38,030)             (13,714)
                                                                                   _________            _________

         Cash (used in) provided by operating activities                             (6,958)              15,270

Cash Flows from Investing Activities:
Sale of property and equipment                                                        2,942               10,890
Purchase of property and equipment                                                   (3,348)              (9,893)
Decrease (increase) in investments in unconsolidated affiliates                         556               (1,631)
Other                                                                                   (60)                (368)
                                                                                   _________            _________

         Cash provided by (used in) investing activities                                 90               (1,002)

Cash Flows from Financing Activities:
Payments on indebtedness                                                           (159,250)            (191,981)
Proceeds from debt issuance                                                         159,250              175,568
Payment received on Employee Stock Ownership Trust note                                   -                2,958
Loan to Employee Stock Ownership Trust                                                    -                 (300)
Other                                                                                   142                 (240)
                                                                                   _________            _________

         Cash provided by (used in) financing activities                                142              (13,995)

Net (Decrease) Increase in Cash and Cash Equivalents                                 (6,726)                 273
Cash and Cash Equivalents at Beginning of the Period                                 12,954                5,657
                                                                                   _________            _________

Cash and Cash Equivalents at End of the Period                                     $  6,228             $  5,930
                                                                                   _________            _________
                                                                                   _________            _________

Supplemental Cash Flow Information:
Cash paid for income taxes                                                         $  7,270             $  3,977
                                                                                   _________            _________
                                                                                   _________            _________

Cash paid for interest                                                             $ 17,618             $ 12,137
                                                                                   _________            _________
                                                                                   _________            _________

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED

                                                               Adjustment for                                Accumulated Other
                                                                Redemption                                     Comprehensive
                                     Common      Paid-in       Value Greater                    Treasury           Income
                                      Stock      Surplus       than Par Value      Deficit        Stock            (Loss)
                                      _____      _______       ______________      _______        _____             ____

Balance, December 28, 2000           $ 476       $134,638      $(245,540)          $(64,835)    $(42,142)             $3

Employee compensation plans
   (option exercises, restricted
    stock plan, incentive bonus)         1             (2)                                           145
Reclassification to redeemable
   common stock                         (3)                      (21,897)
Accretion of other redeemable
   common stock to redemption
   value                                            1,119         (1,119)             (1,119)
Adjustment to fair value of
   derivative financial instrument                                                                                  (500)
Cumulative effect of change in
   accounting principle                                                                                             (100)
Translation adjustment and other                                                                                    (153)
Net earnings                                                                           7,602
                                     _______________________________________________________________________________________________
Balance, June 28, 2001               $ 474       $135,755      $(268,556)          $ (58,352)   $(41,997)          $(750)
                                     _____       ________      __________          __________   _________          ______
                                     _____       ________      __________          __________   _________          ______


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 28, 2001
                (Dollars in thousands, except per share amounts)
                                    UNAUDITED

Note 1.  Basis of Presentation

      The Company has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accor-dance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the un-audited consolidated condensed financial statements included herein re-flect all adjustments (consisting of normal recurring adjustments) nec-essary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain amounts presented for prior periods have been reclas-sified to conform to the 2001 presentation.

Note 2.  Redeemable Common Stock

      Common stock which is redeemable has been reflected as Temporary Equity at redemption value at each balance sheet date and consists of the following:

                                                       Balance at                                       Balance at
                                     Redeemable         June 28,                      Redeemable       December 28,
                       Shares          Value             2001             Shares         Value             2000
                       ______          _____             ____             ______         _____             ____

ESOP Shares            3,313,729       $38.50         $127,579         3,313,729         $35.25          $116,809
                       4,211,714       $31.50          132,669         4,190,924         $29.00           121,537
                       _________       ______         ________         _________         ______          ________

                       7,525,443                      $260,248         7,504,653                         $238,346
                                                      ________                                           ________
                                                      ________                                           ________


Other Shares             426,217       $21.36         $  9,104           426,217         $18.73          $  7,984
                      __________                      ________         _________                         ________
                      __________                      ________         _________                         ________

      Effective January 1, 2001, the Company established two new plans: the Savings and Retirement Plan and the Capital Accumulation and Retirement Plan ( collectively, the "Savings Plans"). At the same time, the Employee Stock Ownership Plan ("ESOP") was merged into the two plans. The Company stock accounts of participants in the ESOP were transferred to one or the other of the Savings Plans, and the Savings Plans' participants have the same distribution and put rights for these ESOP shares as they had in the ESOP. All rights and obligations of the ESOP remain intact in the new plans. In accordance with the Employee Retirement Income Security Act regulations and the Savings Plans' documents, the Company is obligated, unless the Savings Plans' Trust purchases the shares, to purchase certain distributed common stock shares transferred from the former ESOP from former participants in the ESOP on retirement or termination at fair value as long as the Company's common stock is not publicly traded. However, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase.

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

Note 3.  Income Taxes

      The provisions for income taxes in 2001 and 2000 are based upon estimated effective tax rates. These rates include the impact of permanent differ-ences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

Note 4.  Earnings Per Share

      The following table sets forth (in thousands) the reconciliation of shares for basic EPS to shares for diluted EPS. Basic EPS is computed by dividing common stockholders' share of net earnings by the weighted average number of common shares outstanding and contingently issuable shares. The weighted average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated Savings' Plans shares. Shares earned and vested but unissued under the Restricted Stock Plan are contingently issuable shares whose conditions for issuance have been satisfied and as such have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted average number of stock options outstanding, assuming the treasury stock method.

                                                                                  Three Months Ended       Six Months Ended
                                                                                  __________________       ________________

                                                                                  June 28,   June 29,      June 28,   June 29,
                                                                                   2001       2000           2001       2000
                                                                                   ____       ____           ____       ____

Weighted average shares outstanding for basic EPS                                 10,559     10,495        10,552     10,448
   Effect of dilutive securities:
      Stock options                                                                  547        198           509        215
                                                                                  ______     ______        ______     ______

Weighted average shares outstanding for diluted EPS                               11,106     10,693        11,061     10,663
                                                                                  ______     ______        ______     ______
                                                                                  ______     ______        ______     ______

Note 5.  Derivative Financial Instruments

     The Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133"),"Accounting for Derivative Instruments and Hedging Activities", and Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amend-ment of FASB Statement No. 133", on January 1, 2001. FAS 133 requires the transition adjustment, net of the tax effect, resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the guidelines stipulated in FAS 133. The adoption of the standard did not have a material impact on the Company's results of operations, financial condition or cash flows, but did reduce accumulated other comprehensive income by $0.1 million. The adjustments to fair value of the derivative instruments described below during the first six months of 2001 resulted in a decrease in accumulated other comprehensive income of $0.5 million.

     The Company has a policy to use derivative financial instruments to manage its market risk exposures from fluctuations in interest rates on its floating rate debt and foreign exchange rates as warranted. The Company manages its exposure to this market risk through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments. The Company has managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its LIBOR indexed debt until February 2002. In December 2000, the Company entered into a two - year - and - 28 - day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis beginning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability for the hedged debt. The Company does not hold or issue derivative financial instruments for trading purposes.

Note 6.  Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The provisions of FAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value based test. The Company is required to adopt FAS 142 January 1, 2002. The Company anticipates an annual increase to common stockholders' share of net earnings of approximately $3.2 million, or $0.29 per diluted share, from the elimination of goodwill amortization. Management does not expect the other provisions of the statements to have a material impact on the Company's results of operations or financial condition.

Note 7.  Business Segments

     Effective January 1, 2001, the Company realigned its three Strategic Business Segments into five focused sectors in order to further expand its business in the growing international market and also to segregate out its health information and technology services. DynCorp Technical Services ("DTS") was divided into DynCorp International LLC ("DI") and DTS. DI will handle all of the Company's overseas business, including information technology solutions, and will continue to provide maintenance worldwide to support U.S. military aircraft. DTS provides a myriad of specialized technical services including aviation services, range technical services, base operations, and logistics support. DynCorp Information and Enterprise Technology ("DI&ET") was divided into AdvanceMed ("ADVMED") and DI&ET. ADVMED is structured as a business-to-business, eHealth decision support solution organization and provides an integrated set of decision support tools to meet the needs of healthcare payers and providers. DI&ET provides a wide range of information technology services and other professional services including network and communications engineering, government operational outsourcing, and security and intelligence programs. DynCorp
     Information Systems LLC ( "DIS" ) offers a full range of integrated telecommunications services and information technology solutions in the area of professional services, business systems integration, information infrastructure solutions, and information technology operations and sup-port.

     The purpose of these realignments was to provide focus and clarity to the Company's businesses and enable the Company to better serve its customers by concentrating and segregating the international and healthcare infor-mation and technology services. Business segment information for 2000 has been restated to give effect to this change.

     Revenues, operating profit and identifiable assets for the Company's five business segments for 2001 and the comparable periods for 2000 are presented below:

                                                                                   Three Months Ended          Six Months Ended
                                                                                   __________________          ________________

                                                                                   June 28,    June 29,       June 28,   June 29,
                                                                                     2001        2000           2001       2000
                                                                                     ____        ____           ____       ____

Revenues
________
   DI&ET                                                                           $146,863    $154,224       $287,293   $305,184
   DI                                                                               131,316     108,391        249,884    216,609
   DTS                                                                              125,960     108,068        241,761    209,184
   DIS                                                                               56,699      58,085        107,085    110,878
   ADVMED                                                                            16,062      16,534         30,950     31,947
                                                                                   ________    ________       ________   ________
                                                                                   $476,900    $445,302       $916,973   $873,802
                                                                                   ________    ________       ________   ________
                                                                                   ________    ________       ________   ________

Operating Profit (a)
____________________
   DI&ET                                                                           $  8,041    $  8,321       $ 15,646   $ 15,647
   DI                                                                                 8,454       5,364         15,871     10,609
   DTS                                                                                2,841       4,751          6,720      8,373
   DIS                                                                                4,133       5,124          7,727      8,514
   ADVMED                                                                             1,399         920          1,696      1,906
                                                                                   ________    ________       ________   ________

                                                                                     24,868      24,480         47,660     45,049

 Corporate general and administrative                                                 7,199       8,046         14,026     14,655
 Interest income                                                                       (159)       (641)          (453)    (1,469)
 Interest expense                                                                     8,032      10,526         16,409     20,695
 Goodwill amortization                                                                1,349         937          2,630      1,827
 Amortization of other intangibles of acquired companies                                779       2,526          1,799      5,263
 Minority interest included in operating profit                                        (934)       (635)        (1,545)    (1,213)
 Other miscellaneous                                                                    (28)       (589)           (88)      (418)
                                                                                   _________   _________      _________  _________

 Earnings before income taxes and minority interest                                $  8,630    $  4,310       $ 14,882   $  5,709
                                                                                   ________    _________      _________  ________
                                                                                   ________    _________      _________  ________


                                                                                       June 28,                    December 28,
                                                                                        2001                          2000
                                                                                        ____                          ____

  Identifiable Assets
  ___________________
     DI&ET                                                                             $ 135,993                    $ 145,733
     DI                                                                                   68,914                       83,040
     DTS                                                                                 116,891                      111,849
     DIS                                                                                 223,995                      230,544
     ADVMED                                                                               28,329                       26,815
     Corporate                                                                            38,110                       46,360
                                                                                       _________                    _________

                                                                                       $ 612,232                    $ 644,341
                                                                                       _________                    _________
                                                                                       _________                    _________


(a) Defined as the excess of revenues over operating expenses and certain non-operating expenses.

Note 8.  Recent Developments

     On April 25, 2001, the Company and its wholly owned subsidiary, DynCorp Management Resources , Inc. ("DMR") signed an Agreement and Plan of Reorganization whereby DMR will merge into a subsidiary of TekInsight.Com, Inc. ("TekInsight"), a publicly held company. DMR, which is included in the DI&ET business segment, is engaged in the business of providing outsourcing services to state and local government agencies. DMR revenues were $14.4 million and $13.7 million for the six months ended June 28, 2001 and June 29, 2000, respectively, and operating (loss)/profit of ($0.6) million and $0.7 million , respectively , for those same periods. These revenues and operating (losses)/profits are included in the DI&ET amounts noted above. The merger is contingent upon approval of the transaction by TekInsight's stockholders and other conditions, including the ability of TekInsight to obtain at least $20 million of third - party financing, on terms and conditions acceptable to the Company to support the operations of the combined organization. Closing is expected to occur before year-end. As merger consideration, the Company would receive approximately 40% of the common equity of TekInsight, which will be renamed DynTek, Inc.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General
_______

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

Results of Operations
_____________________

The Company provides diversified management, technical and professional services primarily to U. S. Government customers throughout the United States and internationally. The Company's customers include various branches of the U.S. Departments of Defense, Energy, State, and Justice, the Drug Enforcement Agency, the National Institutes of Health, the National Aeronautics and Space Admin-istration and various other U.S., state and local government agencies,commercial clients and foreign governments. The following discusses the Company's results of operations and financial condition for the three and six months ended June 28, 2001 and the comparable periods for 2000.

Revenues and Operating Profit
_____________________________

For the three and six months ended June 28, 2001 revenue increased 7.1% and 4.9% to $476.9 million and $917.0 million, respectively, compared to $445.3 million and $873.8 million for the comparable periods in 2000. Operating profit, defined as the excess of revenues over operating expenses and certain non-operating expenses , increased 1.6% and 5.8% to $24.9 million and $47.7 million, respectively, compared to $24.5 million and $45.0 million for the comparable periods in 2000.

DynCorp Information and Enterprise Technology ( "DI&ET" ) reported revenue decreases of 4.7% and 5.9% to $146.9 million and $287.3 million, respectively, compared to $154.2 million and $305.2 million for the comparable periods in 2000. The decrease in revenues in the second quarter and first half of 2001 compared to the same periods in 2000 resulted primarily from the successful completion of a subcontract for the Department of Commerce for the 2000 Census. This contract had revenues of $16.3 million and $25.8 million in the three and six months ended June 29, 2000. Also contributing to the decrease in revenues was the reduction in work scope on a subcontract providing operations management to the Department of Energy ("DoE") Hanford location and the completion of another DoE contract in the second half of 2000 that provided management, technical and scientific services. Offsetting these decreases were increased revenues from growth in a joint venture for vaccine technology services for the Department of Defense , increased tasking on several Indefinite Delivery Indefinite Quantity ("IDIQ") contracts, a new contract that provides battlefield simulation system support services and maintenance for the U.S. Army, and a new contract with the Department of Defense which provides security background investigations that was awarded in the second quarter of 2000 and is fully operational in 2001.

For the three months ended June 28, 2001, operating profit for DI&ET decreased 3.4% to $8.0 million compared to $8.3 million for the same prior year period and remained constant at $15.7 million for the six months ended June 28, 2001 and June 29, 2000. The decrease in operating profit resulted primarily from the completion of the subcontract for the Department of Commerce for the 2000 Census and the reduction in work scope on the DoE Hanford location subcontract as noted above. In addition, operating profit was negatively impacted by start-up costs on a contract providing workstation support for the Commonwealth of Virginia and by higher costs associated with a contract that provides transportation to Medicare patients in the State of Connecticut. Offsetting these decreases were improved profitability from the conversion of certain contracts to higher margin IDIQ contracts, profit on the new battlefield simulation and Department of Defense contracts that are noted above, and increased tasking on the vaccine technology services contract that is also noted above.

In the second quarter of 2001, management was advised that the subcontract providing operations management to the DoE Hanford location will end effective
September 30, 2001. Revenues for this subcontract totaled $48.3 million and $54.5 million for the six months ended June 28, 2001 and June 29, 2000, respectively. Operating profits for this subcontract for the six months ended June 28 , 2001 and June 29 , 2000 totaled $1.4 million and $3.3 million, respectively.

DynCorp International's ("DI") second quarter and six month 2001 revenues grew by 21.2% and 15.4% to $131.3 million and $249.9 million, respectively, as compared to the same prior year periods of $108.4 million and $216.6 million. The increases over the prior year comparable periods were primarily attributable to the phase-in of two new contracts: one which provides maintenance and logistical support to the U.S. Army and the other which provides maintenance, storage, and security support to the United States Central Command Air Forces, which supports apportioned combat forces deployed to Southwest Asia. These contracts reported combined revenues of $26.8 million and $44.2 million for the three and six months ended June 28, 2001. Other increases in revenues resulted from increased services on a contract in support of the government's drug eradication program.

DI's operating profit increased to $8.5 million and $15.9 million for the three and six months ended June 28, 2001, respectively, from $5.4 million and $10.6 million for the comparable periods in 2000, an increase of 57.6% and 49.6%, respectively. DI's profit increases resulted from the higher revenues as noted above. In addition, operating profit grew faster than revenues due to improved profit margins in some of its service areas. These improved profit margins resulted in part from contract start-up costs in the first six months of 2000 that did not continue in 2001.

DynCorp Technology Services' ("DTS") revenues for the three and six months ended June 28, 2001, grew 16.6% and 15.6%, respectively, to $126.0 million and $241.8 million, respectively, compared to $108.1 million and $209.2 million for the comparable periods in 2000. The increase in the three and six month revenues compared to the same periods in 2000 resulted from continued growth in its logistics support and aviation services businesses, primarily from new military aircraft maintenance and base operations support contracts at two domestic U.S. Air Force bases. These two new U.S. Air Force base contracts provided combined revenues of $20.0 million and $35.3 million for the three and six months ended June 28, 2001. Slightly offsetting the increases in revenue was the sale of certain aerospace research and development contracts in the third quarter of 2000. Revenues for the six months ended June 29, 2000 for the aerospace contracts were $3.6 million. DTS expects future revenue increases from the completion of a phase-in of another new contract with the U.S. Air Force later this year. This contract provided revenues of $5.3 million for the three and six months ended June 28, 2001.

Operating profit for DTS decreased 40.2% and 19.7% to $2.8 million and $6.7 million for the three and six months ended June 28, 2001, compared to $4.8 million and $8.4 million for the comparable prior year periods. The decreases in the operating profits were due primarily to higher marketing costs in the first half of 2001 compared to the same prior year periods and the sale of certain aerospace research and development contracts as noted above. The marketing costs are expected to be lower in the second half of 2001. Partially offsetting these decreases were increases from the new military aircraft maintenance and base operations support contracts and losses on certain aerospace contracts in 2000 that did not continue in 2001.

DynCorp Information Systems LLC's ("DIS") revenues decreased by 2.4% and 3.4% to $56.7 million and $107.1 million, respectively, for the second quarter and first half of 2001 as compared to $58.1 million and $110.9 million the same prior year periods in 2000. DIS' operating profit decreased by 19.3% and 9.2% to $4.1 million and $7.7 million, respectively, in the second quarter and first half of 2001 from $5.1 million and $8.5 million in the same periods of 2000. The decrease in revenue and operating profits resulted from several programs that are winding down. While DIS has strategies in place to grow existing and new customers, current wins to date have not been adequate to replace these lost revenues and operating profits.

AdvanceMed ("ADVMED") reported revenues of $16.1 million and $31.0 million in the three and six months ended June 28, 2001, respectively, as compared to $16.5 million and $31.9 million in the same prior year periods. ADVMED's operating profits were $1.4 million and $1.7 million in the three and six months ended June 28, 2001, respectively, as compared to $0.9 million and $1.9 million in the comparable periods of 2000. The slight decreases of $0.5 million, or 2.9%, and $1.0 million , or 3.1%, respectively, in revenues for the three and six months ended June 28, 2001 and the slight decrease in operating profits of $0.2 million, or 11.0%, for the six months ended June 28, 2001 over the same periods in 2000 were primarily due to the loss of a contract that provided review and analysis of military health care facilities' performance. In addition, operating profit was negatively impacted by costs associated with the completion of a software product. Partially offsetting the lost revenue and operating profit was the start-up of several task orders for a contract that provides review and analysis of Medicare reimbursement for healthcare providers and also the collec-tion of an account receivable that was written off in a prior year. The increase in operating profit of $0.5 million, or 52.1%, for the three months ended June 28, 2001 compared to the same period a year ago resulted from the accounts re-ceivable collection noted above. Management expects that the new Medicare task orders will offset the lost revenue and operating profit from the loss of th contract in 2001 that provided review and analysis of military health care facilities' performance.

Cost of Services
________________

For the three and six months ended June 28, 2001, cost of services was $451.1 million and $867.7 million, respectively, compared to $420.3 million and $827.6 million for the comparable periods in 2000. Cost of services for the second quarter and first six months of 2001 was 94.6% of revenue and was relatively unchanged compared to 94.4% and 94.7% for the comparable periods in 2000.

Corporate General and Administrative Expense
____________________________________________

Corporate general and administrative expense for the second quarter and first six months of 2001 was $7.2 million and $14.0 million, respectively, as compared to $8.0 million and $14.7 million for the comparable periods in 2000. Corporate general and administrative expense as a percentage of revenue was 1.5% for the three and six months ended June 28, 2001 and 1.8% and 1.7% for the same periods in 2000. The expense decrease relates primarily to higher costs incurred in 2000 for converting DIS to the Company's financial systems, which was completed in the fourth quarter of 2000. Management expects that corporate general and administrative expense will continue to be slightly less than the prior year as a result of the completion of the conversion of DIS to the Company's financial systems in 2000.

Interest Expense
________________

For the three and six months ended June 28, 2001, interest expense was $8.0 million and $16.4 million, respectively, compared to $10.5 million and $20.7 million for the comparable periods in 2000. Interest expense as a percentage of revenue was 1.7% and 1.8% for the three and six months ended June 28, 2001, as compared to 2.4% for both of the comparable periods in 2000. The decrease in interest expense was attributable to lower average debt levels and lower average interest rates in the three and six months of 2001 as compared to the same periods in 2000. The average levels of indebtedness were approximately $285.7 million and $351.3 million in the six months ended June 28, 2001 and June 29, 2000, respectively. Also contributing to the decrease in interest expense was a $0.2 million refund of interest expense received in the first quarter of 2001 under the new Internal Revenue Service "interest netting" principles.

Amortization of Intangibles of Acquired Companies
_________________________________________________

Amortization of intangibles of acquired companies was $2.1 million and $4.4 million for the second quarter and first six months of 2001, respectively, as compared to $3.5 million and $7.1 million for the comparable period of 2000. The decreases from 2000 of $1.3 million, or 38.6%, and $2.7 million, or 37.5%, for the three and six month periods, respectively, resulted from intangibles related to DIS contracts acquired, which became fully amortized early in the first quarter of 2001.

Income Taxes
____________

The provisions for income taxes in 2001 and 2000 are based upon estimated effective tax rates, including the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The provision for income taxes increased by $1.8 million and

$3.8 million for the three and six months ended June 28, 2001, respectively, from the comparable periods in 2000. The increases were due to higher pretax income and higher effective tax rates in the second quarter and first six months of 2001, compared to the same periods in 2000. The Company's effective tax rate approximated 43.0% for the three and six months ended June 28, 2001, compared to 42.0% in the comparable periods in 2000.

Backlog
_______

The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $6.5 billion at June 28, 2001 compared to $6.1 billion at December 28, 2000, a net increase of $0.4 billion. The backlog at June 28, 2001 consisted of $1.8 billion for DI&ET, $2.1 billion for DI, $1.8 billion for DTS, $0.6 billion for DIS, and $0.2 billion for ADVMED compared to December 28, 2000 backlog of $1.7 billion for DI&ET, $2.2 billion for DI, $1.7 billion for DTS, $0.4 billion for DIS and $0.1 billion for ADVMED.

Working Capital and Cash Flow
_____________________________

Working capital, defined as current assets less current liabilities, was $154.5 million at June 28, 2001 compared to $142.6 million at December 28, 2000, an increase of $11.9 million, or 8.3%. The ratio of current assets to current liabilities at June 28, 2001 was 1.7 as compared to 1.6 at December 28, 2000. The increase in working capital was primarily due to decreases in accounts payable and certain accrued expenses offset partially by a lower accounts receivable balance and $7.5 million of the Senior Secured Credit Agreement Term A loans becoming current as of June 28, 2001. During the first half of 2001, management continued to place emphasis on its receivable collections and cash management.

Cash used in operations was $7.0 million in the first six months of 2001, as compared to cash provided by operations of $15.3 million in the first six months of 2000, a decrease in cash provided of $22.2 million. The decrease resulted primarily from a decrease in accounts payable, partially offset by a decrease in accounts receivable. The decrease in accounts receivable resulted from higher customer collections.

Investing activities provided funds of $0.1 million in the six months ended June 28, 2001, as compared to cash used in investing activities of $1.0 million in the six months ended June 29, 2000. In March 2000, the Company sold an office building located in Alexandria, Virginia to a third party for $10.5 million, and simultaneously closed on a lease of that property from the new owner. The Company used a portion of the net proceeds to pay off the mortgage for the property. Partially offsetting the cash provided from the sale of the office building was cash used for the purchase of other property and equipment in the first six months of 2000. Management expects purchases of property and equipment to be lower in 2001 as compared to 2000.

Financing activities provided funds of $0.1 million during the six months ended June 28, 2001, as compared to cash used in financing activities of $14.0 million for the comparable period in 2000. Financing activities in the first six months of 2001 included several short-term borrowing and subsequent payments of a cumulated sum of $159.3 million under the Senior Secured Credit Agreement Revolving Credit Facility maturing December 9, 2004. In the first six months of 2000, the Company's financing activities consisted primarily of the payoff of the mortgage on the Alexandria office building that the Company sold in the first quarter of 2000. The Company also reduced its outstanding borrowings under the Senior Secured Credit Agreement Term B loans maturing December 9, 2006 by $7.6 million and the Senior Secured Credit Agreement Revolving Credit Facility by a net of $6.3 million.

Recent Developments
___________________

On April 25, 2001, the Company and its wholly owned subsidiary, DynCorp Management Resources , Inc. ("DMR") signed an Agreement and Plan of Reorgan-ization whereby DMR will merge into a subsidiary of TekInsight.Com, Inc. ("TekInsight") , a publicly held company. DMR, which is included in the DI&ET business segment, is engaged in the business of providing outsourcing services to state and local government agencies. DMR revenues were $14.4 million and $13.7 million for the six months ended June 28, 2001 and June 29, 2000, respectively, and operating (loss)/profit of ($0.6) million and $0.7 million, respectively, for those same periods.

The merger is contingent upon approval of the transaction by TekInsight's stockholders and other conditions, including the ability of TekInsight to obtain at least $20 million of third-party financing, on terms and conditions accept-able to the Company to support the operations of the combined organization. Closing is expected to occur before year-end. As merger consideration, the Company would receive approximately 40% of the common equity of TekInsight, which will be renamed DynTek, Inc.

Earnings before Interest, Taxes, Depreciation, and Amortization
_______________________________________________________________

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as defined by management, consists of net earnings before income tax provision, net interest expense, and depreciation and amortization. EBITDA represents a measure of the Company's ability to generate cash flow and does not represent net income or cash flow from operating, investing and financing activities as defined by generally accepted accounting principles ("GAAP"). EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issue discount which are included in "interest expense" in the Consolidated Statements of Operations and included in "amortization and depreciation" in the Consolidated Statements of Cash Flows. Readers are cautioned that the Company's definition of EBITDA may not necessarily be comparable to similarly titled captions used by other companies due to the potential inconsistencies in the method of calcula-tion.

The following represents the Company's computation of EBITDA (in thousands):

                                                                                   Three Months Ended         Six Months Ended
                                                                                   __________________         ________________

                                                                                   June 28,   June 29,        June 28,  June 29,
                                                                                     2001       2000            2001      2000
                                                                                     ____       ____            ____      ____
Net earnings                                                                       $ 4,387    $ 2,131         $ 7,602    $ 2,608
   Depreciation and amortization                                                     5,926      6,025          11,105     12,038
   Interest expense, net                                                             7,873      9,885          15,956     19,226
   Income taxes                                                                      3,309      1,544           5,735      1,888
   Amortization of deferred debt expense                                              (887)      (432)         (1,359)      (703)
   Debt issue discount                                                                 (12)       (11)            (23)       (21)
                                                                                   ________   ________        ________   ________

EBITDA                                                                             $ 20,596   $19,142         $39,016    $35,036
                                                                                   ________   ________        ________   ________
                                                                                   ________   ________        ________   ________

EBITDA (as defined above) increased by $1.5 million, or 7.6%, to $20.6 million for the second quarter of 2001 as compared to the comparable period in 2000. For the first six months of 2001, EBITDA grew by $4.0 million, or 11.4%, to $39.0 million as compared to the first six months of 2000. The increases in EBITDA in the three and six month periods in 2001, as compared to the similar periods in 2000, are primarily attributable to higher operating profits as discussed above.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
___________________________________________________________________

The Company has a policy to use derivative financial instruments to manage its market risk exposures from fluctuations in interest rates on its floating rate debt and foreign exchange rates as warranted. The Company manages its exposure to this market risk through the monitoring of its available financing alterna-tives including, in certain circumstances, the use of derivative financial instruments. The Company has managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its LIBOR indexed debt until February 2002. In December 2000, the Company entered in a two year and 28-day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis beginning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability for the hedged debt. The Company does not hold or issue derivative financial instruments for trading purposes.

PART II - OTHER INFORMATION
___________________________

Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________

At the annual meeting of stockholders, held on June 18, 2001, at the Company's headquarters in Reston, Virginia, the stockholders of the Company:

(a) Elected the following individuals to the Board of Directors for the terms set forth:

     Director                   Term               Votes Cast For                 Votes Withheld/Against
     ________                   ____               ______________                 ______________________

     Dan R. Bannister        Three Years             9,538,532                          422,699
     Paul G. Kaminski        Three Years             9,533,137                          428,094
     David L. Reichardt      Three Years             9,549,744                          411,488

 (b) Ratified the appointment of Arthur Andersen LLP, public accountants, to audit the consolidated financial statements of the Company as of and for the fiscal year ending December 27, 2001. There were 9,482,762 votes for the appointment, 260,847 votes against, and 217,644 abstentions.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________

(a)  Exhibits

         None filed.

(b)  Reports on Form 8-K

   None filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DYNCORP




Date:  August 10, 2001
                                /S/ P.C. FitzPatrick
                                __________________________________
                                P.C. FitzPatrick
                                Senior Vice President
                                and Chief Financial Officer



Date:  August 10, 2001
                                /S/ J.J. Fitzgerald
                                __________________________________
                                J.J. Fitzgerald
                                Vice President
                                and Corporate Controller