Form 10-Q
period 2001-09-27
DYNCORP
filed 2001-11-13
CIK 30770

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2001  Commission file number 1-3879

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding as of November 2, 2001
-----                                         ----------------------------------
Common Stock, $0.10 par value                                         10,453,533

                            DYNCORP AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 27, 2001

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets at
     September 27, 2001 and December 28, 2000                              3-4

  Consolidated Condensed Statements of Operations for
     Three and Nine Months Ended September 27, 2001 and September 28, 2000 5

  Consolidated Condensed Statements of Cash Flows for
     Nine Months Ended September 27, 2001 and September 28, 2000           6

  Consolidated Statement of Stockholders' Equity for
     Nine Months Ended September 27, 2001                                  7

  Notes to Consolidated Condensed Financial Statements                     8-12

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      13-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk         19

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings                                                 20

Item 6.  Exhibits and Reports on Form 8-K                                  20

 Signatures                                                                21

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 27, 2001 AND DECEMBER 28, 2000
                                 (In thousands)

                                                                                      September 27,
                                                                                           2001                    December 28,
                                                                                         Unaudited                    2000
                                                                                         ---------                    ----
Assets
------
Current Assets:
 Cash and cash equivalents                                                           $    14,515                  $   12,954
 Accounts receivable (net of allowance for doubtful accounts
     of $3,457 in 2001 and $4,071 in 2000)                                               315,386                     334,354
 Other current assets                                                                     40,542                      36,570
                                                                                     -----------                  ----------
     Total current assets                                                                370,443                     383,878

Property and Equipment (net of accumulated depreciation
 and amortization of $27,049 in 2001 and $23,833 in 2000)                                 24,493                      27,766

Intangible Assets (net of accumulated amortization of
 $64,917  in 2001 and $66,193 in 2000)                                                   150,270                     181,677

Other Assets                                                                              38,205                      51,020
                                                                                     -----------                  ----------

Total Assets                                                                         $   583,411                  $  644,341
                                                                                     ===========                  ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 27, 2001 AND DECEMBER 28, 2000
                      (In thousands, except share amounts)

                                                                                       September 27,
                                                                                           2001                   December 28,
                                                                                         Unaudited                   2000
                                                                                         ---------                   ----

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Notes payable and current portion of long-term debt                                 $    13,874                  $      124
 Accounts payable                                                                         37,160                      67,761
 Deferred revenue and customer advances                                                    7,723                       7,631
 Accrued liabilities                                                                     163,428                     165,723
                                                                                     -----------                  ----------
     Total current liabilities                                                           222,185                     241,239

Long-Term Debt                                                                           270,590                     283,889

Other Liabilities and Deferred Credits                                                    46,300                      90,283

Contingencies and Litigation                                                                   -                           -

Temporary Equity:
 Redeemable common stock at redemption value -
   ESOP shares, 7,233,076 and 7,504,653
     shares issued and outstanding in 2001 and 2000,
     respectively, subject to restrictions                                               253,289                     238,346
   Other redeemable common stock, 426,217 shares issued
            and outstanding in 2001 and 2000, respectively                                 9,735                       7,984

Stockholders' Equity:
 Common stock, par value ten cents per share,
   authorized 20,000,000 shares;
   issued 5,036,627 and 4,758,897 shares
   in 2001 and 2000, respectively                                                            504                         476
 Paid-in surplus                                                                         136,298                     134,638
 Accumulated other comprehensive (loss) income                                            (1,041)                          3
 Reclassification to temporary equity for redemption value
   greater than par value                                                               (262,258)                   (245,540)
 Deficit                                                                                 (49,292)                    (64,835)
 Common stock held in treasury, at cost; 2,243,469 and
   2,264,625 shares in 2001 and 2000, respectively                                       (42,899)                    (42,142)
                                                                                     -----------                  ----------

Total Liabilities and Stockholders' Equity                                           $   583,411                  $  644,341
                                                                                     ===========                  ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                    UNAUDITED


                                                              Three Months Ended                    Nine Months Ended
                                                              ------------------                    -----------------
                                                        September 27,     September 28,   September 27,     September 28,
                                                             2001             2000              2001              2000
                                                             ----             ----              ----              ----

Revenues                                                $ 504,113         $ 467,673       $ 1,421,085       $ 1,341,475

Costs and expenses:
   Costs of services                                      471,675           440,795         1,339,406         1,268,470
   Corporate general and administrative                     7,297             7,828            21,326            22,484
   Interest income                                           (105)             (830)             (558)           (2,299)
   Interest expense                                         7,805            10,281            24,215            30,977
   Amortization of intangibles of acquired companies        1,191             4,174             5,621            11,264
   Other                                                     (152)             (379)             (213)             (931)
                                                        ---------         ---------       -----------       -----------
Total costs and expenses                                  487,711           461,869         1,389,797         1,329,965

Earnings before income taxes and minority interest         16,402             5,804            31,288            11,510
       Provision for income taxes                           5,791             2,175            11,527             4,062
                                                        ---------         ---------       -----------       -----------

Earnings before minority interest                          10,611             3,629            19,761             7,448
       Minority interest                                      925               625             2,470             1,839
                                                        ---------         ---------       -----------       -----------

Net earnings                                            $   9,686         $   3,004       $    17,291       $     5,609
                                                        =========         =========       ===========       ===========

    Accretion of other redeemable common stock to
         redemption value                                     628               483             1,748             1,344

Common stockholders' share of net earnings              $   9,058         $   2,521       $    15,543       $     4,265
                                                        =========         =========       ===========       ===========

Basic earnings per share                                $    0.86         $    0.24       $      1.47       $      0.41

Diluted earnings per share                              $    0.82         $    0.24       $      1.40       $      0.40

Weighted average number of shares
   outstanding for basic earnings per share                10,555            10,503            10,552            10,464

Weighted average number of shares
   outstanding for diluted earnings per share              11,110            10,718            11,075            10,679

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                    UNAUDITED

                                                                                              Nine Months Ended
                                                                                              -----------------
                                                                                     September 28,                September 28,
                                                                                         2001                        2000
                                                                                         ----                        ----

Cash Flows from Operating Activities:
Common stockholders' share of net earnings                                           $  15,543                    $   4,265
Adjustments to reconcile net earnings from operations to net cash provided by operating activities:
 Depreciation and amortization                                                          15,083                       18,646
 Accretion of other redeemable common stock to redemption value                          1,748                        1,344
 Pay-in-kind interest on Subordinated Notes                                                  -                        3,397
 Deferred income taxes                                                                  (8,028)                      (4,464)
 Other                                                                                     215                        2,467
Changes in current assets and liabilities, net of acquisitions and dispositions:
 Decrease in current assets except cash and cash equivalents                            14,996                       12,436

 Decrease in current liabilities excluding
  notes payable and current portion of long-term debt                                  (32,804)                      (7,496)
                                                                                     ---------                    ---------

    Cash provided by operating activities                                                6,753                       30,595
                                                                                     ---------                    ---------

Cash Flows from Investing Activities:
Sale of property and equipment                                                           3,028                       10,628
Purchase of property and equipment                                                      (4,945)                     (15,890)
Assets and liabilities of acquired business                                                  -                       (2,500)
Assets and liabilities of business sold                                                      -                        2,300
Decrease (increase) in investments in unconsolidated affiliates                            563                       (1,536)
Other                                                                                   (2,997)                         (587)
                                                                                     ---------                    ---------
     Cash used in investing activities                                                  (4,351)                      (7,585)
                                                                                     ---------                    ---------

Cash Flows from Financing Activities:
Payments on indebtedness                                                              (200,800)                    (196,465)
Proceeds from debt issuance                                                            200,800                      179,101
Payment received on Employee Stock Ownership Trust note                                      -                        2,958
Loan to Employee Stock Ownership Trust                                                       -                         (300)
Other                                                                                     (841)                        (185)
                                                                                     ---------                    ---------
     Cash used in financing activities                                                    (841)                     (14,891)
                                                                                     ---------                    ---------

Net Increase in Cash and Cash Equivalents                                                1,561                        8,119
Cash and Cash Equivalents at Beginning of the Period                                    12,954                        5,657
                                                                                     ---------                    ---------
Cash and Cash Equivalents at End of the Period                                       $  14,515                    $  13,776
                                                                                     =========                    =========

Supplemental Cash Flow Information:
Cash paid for income taxes                                                           $   8,028                    $   4,464
                                                                                     =========                    =========
Cash paid for interest                                                               $  25,523                    $  22,957
                                                                                     =========                    =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED

                                                                Adjustment for                          Accumulated
                                                                 Redemption                                Other
                                     Common   Paid-in           Value Greater                Treasury   Comprehensive
                                      Stock   Surplus           than Par Value    Deficit      Stock     Income (Loss)
                                      -----   -------           --------------    -------      -----     ------------


Balance, December 28, 2000           $ 476  $ 134,638             $(245,540)    $(64,835)   $(42,142)   $     3

Employee compensation plans
   (option exercises, restricted
    stock plan, incentive bonus)         1        (88)                                          (757)
Reclassification to redeemable
   common stock                         27                         (14,970)
Accretion of other redeemable
 common stock to redemption
 value                                          1,748               (1,748)       (1,748)
Adjustment to fair value of
 derivative financial instrument                                                                           (823)
Cumulative effect of change in
 accounting principle                                                                                      (100)
Translation adjustment and other                                                                           (121)
Net earnings                                                                      17,291
                                     --------------------------------------------------------------------------------

Balance, September 27, 2001          $ 504  $ 136,298             $(262,258)    $(49,292)   $(42,899)   $(1,041)
                                     =====  =========             =========     ========    ========    =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 2001
    (Dollars in thousands, except per share amounts or where otherwise noted)
                                    UNAUDITED

Note 1.  Basis of Presentation

      The Company has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accor-dance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the un-audited consolidated condensed financial statements included herein re-flect all adjustments (consisting of normal recurring adjustments) neces-sary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain amounts presented for prior periods have been reclas-sified to conform to the 2001 presentation.

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

      Common stock which is redeemable has been reflected as Temporary Equity at redemption value at each balance sheet date and consists of the following:

                                                         Balance at                                           Balance at
                                     Redeemable      September 27,                        Redeemable        December 28,
                        Shares          Value            2001                 Shares         Value               2000
                        ------          -----            ----                 ------         -----               ----

ESOP Shares          3,118,664         $39.00           $121,628           3,313,729         $35.25           $116,809
                     4,114,412         $32.00            131,661           4,190,924         $29.00            121,537
                     ---------                           -------           ---------                           -------
                     7,233,076                          $253,289           7,504,653                          $238,346
                                                        ========                                              ========

Other Shares           426,217         $22.84            $ 9,735             426,217         $18.73           $  7,984
                                                         =======                                              ========

Note 3.  Income Taxes

      The provisions for income taxes in 2001 and 2000 are based upon estimated effective tax rates . These rates include the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

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


                                                              Three Months Ended                Nine Months Ended
                                                              ------------------                -----------------

                                                         September 27,    September 28,    September 27,    September 28,
                                                              2001             2000             2001            2000
                                                              ----             ----             ----            ----

Weighted average shares outstanding for basic EPS            10,555          10,503            10,552          10,464
   Effect of dilutive securities:
      Stock options                                             555             215               523             215
                                                             ------           ------           ------          ------
Weighted average shares outstanding for diluted EPS          11,110           10,718           11,075          10,679
                                                             ======           ======           ======          ======

Note 5.  Derivative Financial Instruments

     The Company adopted Statement of Financial Accounting Standards No. 133 ( " FAS 133 " ) , "Accounting for Derivative Instruments and Hedging Activities", and Statement of Financial Accounting Standards No. 138,
     " Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", on January 1, 2001. FAS 133 requires the transition adjustment , net of the tax effect, resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the guidelines stipulated in FAS 133. The adoption of the standard did not have a material impact on the Company's results of operations, financial condition or cash flows, but did reduce accumulated other comprehensive income by $0.1 million. The adjustments to fair value of the derivative instruments described below during the first nine months of 2001 resulted in a decrease in accumulated other comprehensive income of $0.8 million.

     The Company has a policy to use derivative financial instruments to manage its market risk exposures from fluctuations in interest rates on its floating rate debt and foreign exchange rates as warranted. The Company manages its exposure to this market risk through the monitoring of its available financing alternatives including, in certain circumstances, the use of derivative financial instruments . The Company has managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its LIBOR indexed debt until February 2002. In December 2000, the Company entered into a two-year-and-28-day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis beginning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability for the hedged debt. The Company does not hold or issue derivative financial instruments for trading purposes.

Note 6.  Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The provisions of FAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assess-ment at least annually by applying a fair-value based test. The Company is required to adopt FAS 142 on December 28, 2001 (the beginning of the fiscal year after December 15, 2001). The Company anticipates an annual increase to common stockholders' share of net earnings of approximately $4.9 million, or $0.44 per diluted share, from the elimination of goodwill amortization. Management continues to estimate the impact on reported financial position and results of operations for the other provisions of the statements.

     In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset." FAS 144 supercedes FAS 121 and Accounting Principles Board Opinion No. 30 by establishing a single accounting model for long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management does not expect FAS 143 or FAS 144 to have a material impact on the Company's results of operations or financial condition.

Note 7.  Business Segments

     Effective January 1, 2001, the Company realigned its three Strategic Business Segments into five focused sectors in order to further expand its business in the growing international market and also to segregate out its health information and technology services. DynCorp Technical Services ("DTS") was divided into DynCorp International LLC ("DI") and DTS. DI will handle all of the Company's overseas business, including information technology solutions, and will continue to provide maintenance worldwide to support U.S. military aircraft. DTS provides a myriad of specialized technical services including aviation services, range technical services, base operations, and logistics support. DynCorp Information and Enterprise Technology ("DI&ET") was divided into AdvanceMed ("ADVMED") and DI&ET. ADVMED is structured as a business-to-business, eHealth decision support solution organization and provides an integrated set of decision support tools to meet the needs of healthcare payers and providers. DI&ET provides a wide range of information technology services and other professional services including network and communications engineering, government operational outsourcing, and security and intelligence programs. DI&ET includes DynCorp Management Resources, Inc. ("DMR"), which is expected to be divested in the fourth quarter of

     2001 (see Note 8). DynCorp Information Systems LLC ("DIS") offers a full range of integrated telecommunications services and information technology solutions in the area of professional services, business systems integra-tion, information infrastructure solutions, and information technology operations and support.

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

     Revenues, operating profit and identifiable assets for the Company's five business segments for 2001 and the comparable periods for 2000 are presented below:

                                                               Three Months Ended                Nine Months Ended
                                                               ------------------                -----------------
                                                        September 27,     September 28,   September 27,     September 28,
                                                            2001                 2000          2001              2000
                                                            ----                 ----          ----              ----


Revenues
--------
   DI&ET                                                $ 158,005         $ 157,154        $   445,292       $   462,350
   DI                                                     136,749           114,710            386,633           331,319
   DTS                                                    134,325           120,653            376,092           329,827
   DIS                                                     60,290            57,904            167,375           168,780
   ADVMED                                                  14,744            17,252             45,693            49,199
                                                        ---------         ---------        -----------       -----------
                                                        $ 504,113         $ 467,673        $ 1,421,085       $ 1,341,475
                                                        ==========        =========        ===========       ===========

Operating Profit (a)
----------------
   DI&ET                                                $  11,024         $  9,202         $    26,681       $    26,146
   DI                                                       9,918            7,701              25,790            18,310
   DTS                                                      5,508            3,671              12,218            10,748
   DIS                                                      5,405            4,935              13,132            13,449
   ADVMED                                                     515              932               2,209             2,838
                                                        ---------         --------         -----------       -----------
                                                           32,370           26,441              80,030            71,491

 Corporate general and administrative                       7,297            7,828              21,326            22,484
 Interest income                                             (105)            (830)               (558)           (2,299)
 Interest expense                                           7,805           10,281              24,215            30,977
 Goodwill amortization                                        412            1,369               3,042             3,196
 Amortization of other intangibles of acquired
   companies                                                  779            2,805               2,579             8,068
 Minority interest included in operating profit              (925)            (625)             (2,470)           (1,839)
 Other miscellaneous                                          705             (191)                608              (606)
                                                        ---------         --------         -----------       -----------
 Earnings before income taxes and minority interest     $  16,402         $  5,804         $    31,288       $    11,510
                                                        =========         ========         ===========       ===========


                                                        September 27,                     December 28,
                                                            2001                              2000
                                                            ----                              ----

  Identifiable Assets
  -------------------
     DI&ET                                              $ 138,221                         $  145,733
     DI                                                    58,992                             83,040
     DTS                                                  121,452                            111,849
     DIS                                                  173,503                            230,544
     ADVMED                                                26,529                             26,815
     Corporate                                             64,714                             46,360
                                                        ---------                         ----------
                                                        $ 583,411                         $  644,341
                                                        =========                         ==========

(a) Defined as the excess of revenues over operating expenses and certain non-operating expenses.

Note 8.  Recent Developments

     On April 25, 2001, the Company and its wholly owned subsidiary, DMR signed an Agreement and Plan of Reorganization whereby DMR will merge into a subsidiary of TekInsight.Com, Inc. ("TekInsight"), a publicly held company. DMR, which is included in the DI&ET business segment, is engaged in the business of providing outsourcing services to state and local government agencies. DMR revenues were $28.3 million and $19.8 million for the nine months ended September 27, 2001 and September 28, 2000, respectively, and operating profit/(loss) of $0.01 million and ($0.04) million, respectively, for those same periods. These revenues and operating profits/(losses) are included in the DI&ET amounts noted above. The merger is contingent upon approval of the transaction by TekInsight's stockholders and other condi-tions, including the ability of TekInsight to obtain at least $20 million of third-party financing, on terms and conditions acceptable to the Company to support the operations of the combined organization. Closing is expected to occur before year-end. As merger consideration, the Company would receive approximately 40% of the common equity of TekInsight, which will be renamed DynTek, Inc.

     On September 11 , 2001 , the United States was attacked by foreign terrorists. The United States has responded to this act of war by increased homeland defense and military retaliation overseas. These events have not had a significant negative financial impact on the Company. Management expects increased business activity on several contracts with the Federal Government, and thereby expects increased revenues in the fourth quarter and in 2002 as well. At this time, management is not able to project the total financial impact on its statements of operations or cash flows.

Note 9.  Other Liabilities

     At the end of the third quarter of 2001, the Company reversed approximately $36.9 million of contract loss reserves as a result of entering into a modification of a contract on October 16, 2001. The contract was acquired as part of the DIS acquisition in December 1999. As a result of the modification, the Company amended the purchase accounting, which decreased goodwill by $23.2 million (net of accumulated amortization of $0.8 million), deferred tax assets by $12.9 million, and goodwill amortiza-tion expense by $0.8 million. The modification increased the expected future levels of revenue and increased some expected future costs on this fixed price contract with the customer. The modification is expected to reduce the projected losses from this contract.

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

Results of Operations
---------------------

The Company provides diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the U.S. Departments of Defense, Energy, State, and Justice, the Drug Enforcement Agency, the National Institutes of Health, the National Aeronautics and Space Admin-istration and various other U.S., state and local government agencies, commerc -ial clients and foreign governments. The following discusses the Company's results of operations and financial condition for the three and nine months ended September 27, 2001 and the comparable periods for 2000.

Revenues and Operating Profit
-----------------------------

For the three and nine months ended September 27, 2001, revenue increased 7.8% and 5.9% to $504.1 million and $1,421.1 million, respectively, compared to $467.7 million and $1,341.5 million for the comparable periods in 2000. Operating profit, defined as the excess of revenues over operating expenses and certain non-operating expenses, increased 22.4% and 11.9% to $32.4 million and $80.0 million, respectively, compared to $26.4 million and $71.5 million for the comparable periods in 2000.

DynCorp Information and Enterprise Technology ("DI&ET") reported a slight increase in third quarter revenues of 0.5% to $158.0 million over the comparable period in 2000 and a slight decrease in year-to-date revenues of 3.7% to $445.3 million over the nine months ended September 28, 2000. DI&ET recognized increased revenues in both the three and nine months ended September 27, 2001 from growth in a joint venture for vaccine technology services for the Department of Defense ("DoD"), a new contract that provides battlefield simulation system support services and maintenance for the U.S. Army, and a new contract with the DoD which provides security background investigations. The battlefield simulation contract and the security background investigations contract were both awarded in the second quarter of 2000 and are fully operational in 2001. These two new contracts provided revenues of $8.0 million and $19.2 million in the third quarter and nine months of 2001, respectively.
Management expects growth in revenues on the vaccine technology services contract and the battlefield simulation contract and slower growth in revenues on the background security investigations contract in the fourth quarter of 2001 and in 2002. Also contributing to higher revenues in the three and nine months ended September 27, 2001 was a new contract in the third quarter of 2001 which provides non-emergency medical transportation services in the Commonwealth of Virginia. This contract provided revenues of $7.9 million in the three months ended September 27, 2001 and contributed to the slight increase in the third quarter revenues over the prior year period. The contract is expected to have continued growth in the fourth quarter of 2001 and in 2002; however, it is part of DynCorp Management Resources, Inc. ("DMR"), which is expected to be divested in the fourth quarter of 2001. Offsetting these increases in revenues was the successful completion of a subcontract for the Department of Commerce for the 2000 Census in November 2000. This contract had revenues of $14.6 million and $40.4 million in the three and nine months ended September 28, 2000. Also contributing to the decrease in revenues was the reduction in work scope on a subcontract providing operations management to the Department of Energy ("DoE") Hanford location and the completion of another DoE contract in the second quarter of 2000 that provided management, technical and scientific services.

For the three and nine months ended September 27, 2001, operating profit for DI&ET increased 19.8% to $11.0 million and 2.0% to $26.7 million, respectively, compared to the same prior year period amounts of $9.2 million and $26.2 million. The increase in operating profit resulted primarily from profit on the new battlefield simulation and the background security investigations contracts that are noted above and increased tasking on the vaccine technology services contract that is also noted above. The larger increase in the third quarter operating profit as compared to prior year was due primarily to the new contract in DMR, which provides non-emergency medical transportation services in the Commonwealth of Virginia and increased profitability on a contract with the U.S. Postal Service. These two contracts provided operating profit increases of $3.1 million in the third quarter. Offsetting the increases in operating profits was the completion of the subcontract for the Department of Commerce for the 2000 Census and the reduction in work scope on the DoE Hanford location subcontract as noted above. In addition, operating profit was negatively impacted by start-up costs on an Indefinite Delivery Indefinite Quantity ("IDIQ") contract providing workstation support for the Commonwealth of Virginia and by higher costs associated with a contract that provides transportation to Medicaid patients in the State of Connecticut. Both of these contracts are in DMR.

The subcontract providing operations management to the DoE Hanford location was ended effective September 30, 2001. Revenues for this subcontract totaled $74.9 million and $82.3 million for the nine months ended September 27, 2001 and September 28, 2000, respectively. Operating profits for this subcontract for the nine months ended September 27, 2001 and September 28, 2000 totaled $2.2 million and $3.9 million, respectively.

DynCorp International's ("DI") third quarter and nine-month 2001 revenues grew by 19.2% and 16.7% to $136.8 million and $386.6 million, respectively, as compared to the same prior year periods of $114.7 million and $331.3 million. The increases over the prior year comparable periods were primarily attributable to the phase-in of two new contracts: one which was awarded in August 2000 and provides maintenance and logistical support to the U.S. Army and the other which was awarded in April 2000 and provides maintenance, storage, and security support to the United States Central Command Air Forces. These contracts reported combined revenues of $30.1 million and $74.3 million for the three and nine months ended September 27, 2001. Management is expecting growth on these two contracts in the fourth quarter of 2001 and also in 2002. Other increases in revenues resulted largely from increased services on a contract with the Department of State ("DoS") in support of the government's drug eradication program primarily in South America and to a smaller extent, a new contract in 2001 that provides personnel services for U.S. embassies. This DoS contract provided revenues of $22.8 million and $60.7 million for the three and nine months ended September 27, 2001. Offsetting these increases was decreased volume on an IDIQ contract that provides combat support, combat service support augmentation and force provided training modules to the U.S. Army and other military services. Management is expecting an increase in revenues in the fourth quarter of 2001 on this contract due to a new delivery order. Other smaller decreases from prior year revenues were due to the completion of a contract providing logistics support to the United Nations in Sierra Leone, the loss of a contract that provided services in support of the U.S. United Nations mission in Kosovo, and the phasing down of an International Police Task Force contract with the DoS in Bosnia. The combined revenue reductions compared to prior year on these four contracts totaled $8.3 million and $21.0 million, respectively, for the three and nine months ended September 27, 2001. These losses are expected to be offset completely in the fourth quarter of 2001 and in 2002 by the two new contracts noted above.

DI's operating profit increased to $9.9 million and $25.8 million for the three and nine months ended September 27, 2001, respectively, from $7.7 million and $18.3 million for the comparable periods in 2000, an increase of 28.8% and 40.9%, respectively. DI's profit increases resulted from the higher revenues as noted above. Operating profit grew faster than revenues due to improved profit margins in some of its service areas. These improved profit margins resulted in part from contracts which started in the first nine months of 2000. In addition, operating profits increased from a modification to the DoS contract supporting the government's drug eradication programs noted above that added both base and award fees in 2001.

DynCorp Technology Services' ("DTS") revenues for the three and nine months ended September 27, 2001, grew 11.3% and 14.0%, respectively, to $134.3 million and $376.1 million, respectively, compared to $120.7 million and $329.8 million for the comparable periods in 2000. The increase in the three and nine month revenues compared to the same periods in 2000 resulted from continued growth in its logistics support and aviation services businesses, primarily from new military aircraft maintenance and base operations support contracts at two domestic U.S. Air Force bases. These two new U.S. Air Force base contracts (which both began in the first half of 2001) provided combined revenues of $17.7 million and $43.4 million for the three and nine months ended September 27, 2001. An additional U.S. Air Force base contract that began in 2000 recorded increased revenues the third quarter and nine months ended September 2001 and provided revenues of $8.7 million and $23.7 million for those periods. Slightly offsetting the increases in revenue was the novation of certain aerospace re-search and development contracts in the third quarter of 2000. Revenues for the nine months ended September 28, 2000 for the aerospace contracts were $5.5 million. DTS expects future revenue increases from the completion of a phase-in of another new contract with the U.S. Air Force in March 2002.

Operating profit for DTS increased 50.0% and 13.7% to $5.5 million and $12.2 million for the three and nine months ended September 27, 2001, compared to $3.7 million and $10.8 million for the comparable prior year periods. The increases in the operating profits were due primarily to the increased revenues on the new air force base contracts that are noted above and also losses on certain aerospace contracts in 2000 that did not continue in 2001. The larger increase in the third quarter operating profit resulted from lower marketing costs as compared to the same prior year period. These marketing costs are expected to be lower in the fourth quarter of 2001 as well. Slightly offsetting these increases in operating profit was the loss of operating profit from the novation of certain aerospace research and development contracts as noted above.

DynCorp Information Systems LLC's ("DIS") revenues increased by 4.1% to $60.3 million and decreased slightly by 0.8% to $167.4 million for the third quarter and nine months of 2001, respectively, as compared to $57.9 million and $168.8 million the same prior year periods in 2000. DIS' operating profit increased by 9.5% to $5.4 million and decreased by 2.4% to $13.1 million in the third quarter and nine months of 2001, respectively, as compared to $4.9 million and $13.5 million in the same periods of 2000. There were third quarter increases in both revenues and operating profits due to the start up of a new contract in 2001 with the Federal Bureau of Investigation for computer installations. Management is expecting further increases in revenues and operating profits for this contract in the fourth quarter and in 2002. The decrease in nine-month revenues and operating profit resulted from several programs that are winding down. DIS has strategies in place to grow other existing and new customers to replace these lost revenues and operating profits.

AdvanceMed ("ADVMED") reported revenues of $14.7 million and $45.7 million in the three and nine months ended September 27, 2001, respectively, as compared to $17.3 million and $49.2 million in the same prior year periods. ADVMED's operating profits were $0.5 million and $2.2 million in the three and nine months ended September 27, 2001, respectively, as compared to $0.9 million and $2.8 million in the comparable periods of 2000. The decreases of $2.5 million, or 14.5%, and $3.5 million, or 7.1%, respectively, in revenues for the three and nine months ended September 27, 2001 and the decrease in operating profits of $0.4 million, or 44.7% and $0.6 million, or 22.2%, for the three and nine months ended September 27, 2001 over the same periods in 2000 were primarily due to the loss of a subcontract with the U.S. Army that provided review and analysis of military health care facilities' performance. In addition, operating profit was negatively impacted by costs associated with the completion of a commercial software product. Partially offsetting the lost revenue and operating profit were the start-up of several task orders for a contract that provides review and analysis support for the Centers for Medicaid and Medicare Services ("CMS"), formerly known as the Health Care Financing Administration, and also the collection of an account receivable in the first half of 2001 that was written off in a prior year of $0.8 million. Management expects that the new CMS task orders will offset the lost revenue and operating profit from the loss of the contract in 2001 that provided review and analysis of military health care facilities' performance.

Cost of Services
----------------

Cost of services for the third quarter and first nine months of 2001 was $471.7 million and $1,339.4 million, respectively, compared to $440.8 million and $1,268.5 million for the same periods in 2000. For the three and nine months ended September 27, 2001, cost of services was 93.6% and 94.3%, respectively, of revenue and was relatively unchanged as compared to 94.3% and 94.6% for same periods in 2000.

Corporate General and Administrative Expense
--------------------------------------------

Corporate general and administrative expense for the third quarter and first nine months of 2001 was $7.3 million and $21.3 million, respectively, as compared to $7.8 million and $22.5 million for the comparable periods in 2000, a decrease of $0.5 million and $1.2 million. Corporate general and administrative expense as a percentage of revenue was 1.4% and 1.5% for the three and nine months ended September 27, 2001 as compared to 1.7% for the comparable periods in 2000. The expense decrease relates primarily to higher costs incurred in 2000 for converting DIS to the Company's financial systems, which was completed in the fourth quarter of 2000. Management expects that corporate general and administrative expense will continue in 2001 to be slightly less than the prior year as a result of the completion of the conversion of DIS to the Company's financial systems in 2000.

Interest Expense
----------------

Interest expense in the third quarter of 2001 was $7.8 million or 1.5% of revenues, as compared to $10.3 million or 2.2% of revenues reported in the third quarter of 2000. For the nine months ended September 27, 2001, interest expense was $24.2 million or 1.7% of revenues as compared to $31.0 million or 2.3% of revenues for the first nine months of 2000. The decrease in interest expense was attributable to lower average debt levels and lower average interest rates in the three and nine months of 2001 as compared to the same periods in 2000. The average levels of indebtedness were approximately $285.3 million and $344.3 million in the nine months ended September 27, 2001 and September 28, 2000, respectively. Also contributing to the decrease in interest expense was a $0.2 million refund of interest expense received in the first quarter of 2001 under the new Internal Revenue Service "interest netting" principles.

Amortization of Intangibles of Acquired Companies
-------------------------------------------------

Amortization of intangibles of acquired companies was $1.2 million and $5.6 million for the three and nine months ended September 27, 2001, respectively, compared to $4.2 million and $11.3 million for the comparable periods of 2000. The decreases from 2000 of $3.0 million, or 71.5%, and $5.6 million, or 50.1%, for the three and nine month periods, respectively, resulted from intangibles related to DIS contracts acquired, which became fully amortized early in the first quarter of 2001. Also contributing to the decreases was the third quarter adjustment of $0.8 million to goodwill amortization expense and related accumu-lated amortization. This adjustment resulted from a decrease in goodwill, net of accumulated amortization, of $23.2 million due to a purchase accounting adjust-ment in the third quarter of 2001. The Company reversed approximately $36.9 million of contract loss reserves as a result of entering into a modification of a contract on October 16, 2001. Deferred tax assets also decreased by $12.9 million. This contract was acquired as part of the DIS acquisition in December 1999 and the modification is expected to reduce losses from this contract.

Income Taxes
------------

The provisions for income taxes in 2001 and 2000 are based upon estimated effective tax rates, including the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The provision for income taxes increased by $3.6 million and $7.5 million for the three and nine months ended September 27, 2001, respectively, from the comparable periods in 2000. The increases were due to higher pretax income and offset by lower effective tax rates in the third quarter and first nine months of 2001, compared to the same periods in 2000. The Company's effective tax rate approximated 37.4% and 40.0% for the three and nine months ended September 27, 2001, compared to 42.0% in the comparable periods in 2000. Effective tax rates are lower in the three and nine months ended September 27, 2001 as com-pared to the same periods in 2000 due to the higher book income in 2001 diluting the effect of the permanent adjustments between the book and tax basis of assets.

Backlog
-------

The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $6.8 billion at September 27, 2001 compared to $6.1 billion at December 28, 2000, a net increase of $0.7 billion. The backlog at September 27, 2001 consisted of $2.3 billion for DI&ET, $2.3 billion for DI, $1.7 billion for DTS, $0.4 billion for DIS, and $0.1 billion for ADVMED compared to December 28, 2000 backlog of $1.7 billion for DI&ET, $2.2 billion for DI, $1.7 billion for DTS, $0.4 billion for DIS and $0.1 billion for ADVMED.

Working Capital and Cash Flow
-----------------------------

Working capital, defined as current assets less current liabilities, was $148.3 million at September 27, 2001 compared to $142.6 million at December 28, 2000, an increase of $5.6 million, or 3.9%. The ratio of current assets to current liabilities at September 27, 2001 and December 28, 2000 was 1.7 and 1.6, respectively. The increase in working capital was primarily the result of lower accounts payable balances, offset by higher portions of the Senior Secured Credit Agreement Term A loans becoming current as of September 27, 2001 and a lower accounts receivable balance. During the first nine months of 2001, management continued to place emphasis on its receivable collections and cash management.

Cash provided by operations was $6.8 million in the first nine months of 2001, as compared to $30.6 million cash provided by operations in the first nine months of 2000, a decrease of $23.8 million. The decrease resulted primarily from payments on accounts payable, offset by higher collections on accounts receivable.

Investing activities used funds of $4.4 million during the nine months ended September 27, 2001, as compared to $7.6 million for the same period in 2000. The Company used funds to purchase $5.0 million in property and equipment in the first nine months of 2001, while it sold property and equipment that provided funds of $3.0 million. In March 2000, the Company sold an office building located in Alexandria, Virginia to a third party for $10.5 million, and simultaneously closed on a lease of that property from the new owner. The Company used a portion of the net proceeds to pay off the mortgage on the property. Offsetting the cash provided from the sale of the office building was cash used for the purchase of other property and equipment of approximately $15.9 million. In September 2000, the Company purchased $2.5 million of certain net assets of a company which develops and markets proprietary decision-support software and provides related consulting services to evaluate and profile performance of providers engaged by healthcare payers. Also in September 2000, the Company sold $2.3 million of certain net assets of a DTS aerospace research and development unit.

Financing activities used funds of $0.8 million and $14.9 million during the nine months ended September 2001 and 2000, respectively. Financing activities in the first nine months of 2001 included several short-term borrowings and subsequent payments of a cumulated sum of $200.8 million under the Senior Secured Credit Agreement Revolving Credit Facility maturing December 9, 2004. In the first nine months of 2000, the Company's financing activities consisted primarily of the payoff of the mortgage on the Alexandria office building that the Company sold in the first quarter of 2000. The Company also reduced its outstanding borrowings under the Senior Secured Credit Agreement Term B loans maturing December 9, 2006 by $7.9 million and the Senior Secured Credit Agreement Revolving Credit Facility by a net of $7.0 million. Offsetting these reductions in cash flows was the receipt of $2.7 million on loans to the ESOT.

Recent Developments
-------------------

On April 25, 2001, the Company and its wholly owned subsidiary, DynCorp Management Resources , Inc. ( " DMR " ) signed an Agreement and Plan of Reorganization whereby DMR will merge into a subsidiary of

TekInsight.Com, Inc. ("TekInsight"), a publicly held company. DMR, which is included in the DI&ET business segment, is engaged in the business of providing outsourcing services to state and local government agencies. DMR revenues were $28.3 million and $19.8 million for the nine months ended September 27, 2001 and September 28, 2000, respectively, and operating profit/(loss) of $0.01 million and ($0.04) million, respectively, for those same periods. These revenues and operating profits/(losses) are included in the DI&ET amounts noted above. The merger is contingent upon approval of the transaction by TekInsight's stock-holders and other conditions, including the ability of TekInsight to obtain at least $20 million of third-party financing, on terms and conditions acceptable to the Company to support the operations of the combined organization. Closing is expected to occur before year-end. As merger consideration, the Company would receive approximately 40% of the common equity of TekInsight, which will be renamed DynTek, Inc.

On September 11, 2001, the United States was attacked by foreign terrorists. The United States has responded to this act of war by increased homeland defense and military retaliation overseas. These events have not had a significant negative financial impact on the Company. Management expects increased business activity on several contracts with the Federal Government, and thereby expects increased revenues in the fourth quarter and in 2002 as well. At this time, management is not able to project the total financial impact on its statements of operations or cash flows.

At the end of the third quarter of 2001, the Company reversed approximately $36.9 million of contract loss reserves as a result of entering into a modification of a contract on October 16, 2001. The contract was acquired as part of the DIS acquisition in December 1999. As a result of the modification, the Company amended the purchase accounting, which decreased goodwill by $23.2 million (net of accumulated amortization of $0.8 million), deferred tax assets by $12.9 million, and goodwill amortization expense by $0.8 million. The modifi-cation increased the expected future levels of revenue and increased some expected future costs on this fixed price contract with the customer. The modi-fication is expected to reduce the projected losses from this contract.

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

The following represents the Company's computation of EBITDA (in thousands):


                                                               Three Months Ended                  Nine Months Ended
                                                               ------------------                  -----------------
                                                          September 27,    September 28,     September 27,     September 28,
                                                              2001              2000              2001             2000
                                                              ----              ----              ----             ----

Net earnings                                                 $ 9,686           $  3,004          $ 17,291         $  5,609
   Depreciation and amortization                               3,980              6,608            15,083           18,646
   Interest expense, net                                       7,700              9,451            23,657           28,678
   Income taxes                                                5,791              2,175            11,527            4,062
   Amortization of deferred debt expense                        (621)              (283)           (1,985)            (986)
   Debt issue discount                                           (13)               (11)              (35)             (32)
                                                             -------           --------          --------         --------
EBITDA                                                       $ 26,523          $ 20,944          $ 65,538         $ 55,977
                                                             ========          ========          ========         ========

EBITDA (as defined above) increased by $5.6 million, or 26.6%, to $26.5 million for the third quarter of 2001 as compared to the comparable period in 2000. For the first nine months of 2001, EBITDA grew by $9.6 million, or 17.1%, to $65.5 million as compared to the first nine months of 2000. The increases in EBITDA in the three and nine month periods in 2001, as compared to the similar periods in 2000, are primarily attributable to higher operating profits as discussed above. Management expects increases in EBITDA in 2002 due primarily to new contracts and growth on contracts with the Federal Government due to U.S. response to the terrorist attacks on September 11, 2001, although projection of those increases is not possible at this time.

Forward Looking Statements
--------------------------

Certain matters discussed or incorporated by reference in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there can be no assur-ance that its expectations will be achieved. Factors that could cause actual results to differ materially from the Company's current expectations include the early termination of, or failure of a customer to exercise option periods under, a significant contract; the inability of the Company to generate actual customer orders under indefinite delivery, indefinite quantity contracts; technological change; the inability of the Company to manage its growth or to execute its internal performance plan; the inability of the Company to integrate the opera-tions of acquisitions; the inability of the Company to attract and retain the technical and other personnel required to perform its various contracts; general economic conditions; and other risks discussed elsewhere in this report and in other filings of the Company with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company has a policy to use derivative financial instruments to manage its market risk exposures from fluctuations in interest rates on its floating rate debt and foreign exchange rates as warranted. The Company manages its exposure to this market risk through the monitoring of its available financing alter-natives including, in certain circumstances, the use of derivative financial instruments. The Company has managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its LIBOR indexed debt until February 2002. In December 2000, the Company entered in a two year and 28-day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis beginning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability for the hedged debt. The Company does not hold or issue derivative financial instruments for trading purposes. For more information related to the Company's floating rate debt, see Long-term Debt in the Notes to the Consol-idated Financial Statements in the Form 10-K.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

     Miami International Airport Environmental Claims - The Company has been advised by the purchasers of two former subsidiaries (DynAir Tech of Florida, Inc. and DynAir Services Inc.) of potential environmental claims by Dade County, Florida, arising out of the former subsidiaries' conduct of business at Miami International Airport (MIA). Claims for indemnification are being asserted pursuant to divestiture agreements entered into in 1995. The Company has assumed defense of these allegations with a full reserva-tion of rights. A lawsuit was filed in April 2001 by Dade County in Florida State Court against DynAir Tech's successor-in-interest, Sabretech, Inc., and 16 other defendants, but neither Sabretech nor any other named defend-ant has been served. DynAir Services is not presently a named defendant, although it is one of an additional 200 companies that the County has identified as having possible responsibility for contamination at MIA. Under the terms of the DynAir Tech divestiture agreement, the purchaser is responsible for the first $125,000 of cost incurred as a result of such claims; however, the Company is required to assume full responsibility for all costs to the extent claims exceed $125,000. If the Company is required to indemnify under the DynAir Services divestiture agreement, it would be responsible for all related costs. The County's complaint specifies $167.0 million of incurred and $204.0 million of future damages against the named defendants. Defense has been tendered to certain of the Company's insurance carriers, although no coverage determination has been made. Both DynAir Services and Sabretech are represented by environmental defense counsel and intend to vigorously defend against the allegations. At this time, the Company cannot reasonably determine the exposure, if any, to possible losses from these claims.

     Claim by Ecuadorian Citizens - On September 11, 2001, DynCorp and three of its wholly-owned subsidiaries were served with a civil action filed in the United States District Court for the District of Columbia on behalf of certain Ecuadorian citizens and an alleged class that could consist of at least 10,000 such unnamed citizens, alleging personal injury, property damage and wrongful death as a consequence of the spraying of narcotic crops along the Colombian border adjacent to Ecuador. The action seeks a declaratory judgment and injunctive relief as well as unspecified compen-satory and punitive damages. Spraying operations are conducted under a Company subsidiary contract with the United States Department of State in cooperation with the Colombian government. No spraying operations are conducted in Ecuador, although the complaint alleges that sprayed material has drifted across the border into Ecuador. All operations of the Company's subsidiary in Colombia are conducted in accordance with specific in-structions from the Department of State using equipment and spray material provided by the United States government. The State Department has publicly stated that the spray material has been demonstrated not to be toxic to human beings. The Company and its subsidiaries have placed their insurance carriers on notice and tendered defense. Defense has been initially accepted by one insurance carrier. The Company and its subsidiaries intend to vigorously defend against all allegations. The Company does not expect any losses due to this litigation.

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

                                     DYNCORP




Date: November 9, 2001

                                      /S/ P.C. FitzPatrick
                                      ---------------------------
                                      P.C. FitzPatrick
                                      Senior Vice President
                                      and Chief Financial Officer



Date: November 9, 2001
                                      /S/ J.J. Fitzgerald
                                      ---------------------------
                                      J.J. Fitzgerald
                                      Vice President
                                      and Corporate Controller