Form 10-K
period 2001-12-27
DYNCORP
filed 2002-04-11
CIK 30770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the fiscal year ended December 27, 2001      Commission file number:  1-3879
                                     DynCorp
             (Exact name of registrant as specified in its charter)



           Delaware                                    36-2408747

(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


11710 Plaza America Drive, Reston, Virginia                                20190
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (703) 261-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
      None                                                                  None

Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        |X| Yes           |_| No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The registrant's voting stock is not publicly traded; therefore, the aggregate market value is based on the Company's February 21, 2002, internal market price of $46.25 per share. Approximately 3.2% of outstanding voting stock is held by nonaffiliates and has an aggregate market value of $15,174,949 as of December 27, 2001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10,530,901 shares of common stock having a par value of $0.10 per share were outstanding April 9, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Part  III  incorporates  information  from  the  registrant's  Definitive  Proxy
Statement for the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the close of the registrant's fiscal year.

                                TABLE OF CONTENTS
                                      2001
                                    FORM 10-K

          Item                                                                                 Page
----------------------------------------------------------------------------------------------------

       Part I

    1. Business                                                                                1-4
    2. Properties                                                                              4-5
    3. Legal Proceedings                                                                       5
    4. Submission of Matters to a Vote of Security Holders                                     5


       Part II

    5. Market for the Registrant's Common Stock and Related Stockholder Matters                6-7
    6. Selected Financial Data                                                                 8-9
    7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   9-25
    7A.Quantitative and Qualitative Disclosures about Market Risk                              25-26
    8. Financial Statements and Supplementary Data                                             27
       Report of Independent Public Accountants                                                28
       Financial Statements
         Consolidated Balance Sheets
           Assets                                                                              29
           Liabilities and Stockholders' Equity                                                30
         Consolidated Statements of Operations                                                 31
         Consolidated Statements of Cash Flows                                                 32
         Consolidated Statements of Stockholders' Equity                                       33
         Notes to Consolidated Financial Statements                                            33-61
    9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures                                                  61


       Part III

    10.Directors and Executive Officers of the Registrant                                      62
    11.Executive Compensation                                                                  62
    12.Security Ownership of Certain Beneficial Owners and Management                          62
    13.Certain Relationships and Related Transactions                                          62


       Part IV

    14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        62-63

    Signatures                                                                                 64

    Schedule II-Valuation and Qualifying Accounts                                              65

ITEM 1. BUSINESS

General Information

DynCorp and subsidiaries ( collectively the "Company" ) provide diversified management, technical, engineering, and professional services rimarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the U.S. Departments of Defense, Energy, State, and Justice, the Drug Enforcement Agency, the National Institutes of Health, the Defense Information Systems Agency, the National Aeronautics and Space Administration and various other U.S., state and local government agencies, commercial clients and foreign governments. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed-price, time-and-material or cost reimbursement contracts depending on the work requirements and other individual circumstances. These services cover the following areas:

DynCorp Information and Enterprise Technology ("DI&ET"), based in Reston, Virginia, designs , develops, supports and integrates software and hardware systems to provide customers with comprehensive solutions for information management and engineering needs. DI&ET provides a wide range of information technology (" IT ") solutions including IT lifecycle support, government operational outsourcing, network and communications engineering, seat management, metrology engineering, and security and intelligence programs. DI&ET revenues for fiscal years ended 2001, 2000, and 1999 were $588.0 million, $606.7 million, and $581.9 million, respectively. These services are provided primarily to U.S. Government customers throughout the United States. DI&ET includes
DynCorp Management Resources , Inc. (" DMR ") which provides IT and business process outsourcing solutions to state and local government agencies. On December 27, 2001, DynCorp disposed of DMR by merging it with TekInsight.com, Inc., in exchange for a 40.0% ownership of the new company. See "DynCorp Management Resources, Inc. ("DMR") Merger with DynTek, Inc." below for further discussion.

       DynCorp Technical Services ("DTS"), based in Fort Worth, Texas, delivers a wide variety of specialized technical services including engineer-ing, aviation services, base operations, range technical services,contin-gency services, space and re-entry system services,logistics support ser-vices, and marine services . These services are provided mainly to U.S. Government customers in the United States. Revenues for fiscal years ended 2001, 2000, and 1999 were $519.9 million, $450.2 million, and $361.9 million, respectively.

       DynCorp International ("DI"), based in Fort Worth, Texas, primarily services the Company's international business, including engineering, personal and physical security services, and base maintenance and opera-tions worldwide to support U.S. military aircraft engineering and IT so-lutions. These services are provided to the U.S. Government and foreign organizations at various locations throughout the world depending on the customers' requirements. Revenues for fiscal years ended 2001, 2000, and 1999 were $545.5 million, $459.4 million, and $333.6 million, respect-ively.

       DynCorp Information Systems LLC ("DIS"), based in Chantilly, Virginia, provides a broad range of integrated telecommunications services and IT solutions in the areas of professional services, business systems integration, information infrastructure solutions and IT operations and support. DIS is DynCorp's full-service voice/data integrator and has an established business base in the U.S. federal defense and civil markets. DIS was acquired on December 10, 1999 from GTE Corporation. Revenues for the fiscal years ended 2001 and 2000 and the twenty days ended December 30, 1999 , were $245.6 million, $228.1 million and $13.9 million, respectively. Full year revenues in 1999, which are not included in the Company's results of operations except for the portion representing the twenty days ended December 30, 1999, as noted above, were $221.6 million.

       AdvanceMed ("ADVMED"), based in Reston, Virginia, is a business-to-business, eHealth decision support solution organization and provides an integrated set of decision support tools to meet the needs of healthcare payers and providers. Revenues for fiscal years ended 2001, 2000, and 1999 were $61.3 million, $64.7 million, and $54.0 million, respectively.

The revenues, operating profits, and total assets of the above industry segments are incorporated herein by reference to Note 21 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Industry Segments

For business segment reporting, DI&ET, DTS, DI, DIS, and ADVMED each constitute reportable business segments.

Significant Customers

The Company derived 96%, 98%, and 97% of its revenues from contracts and subcontracts with the U.S. Government in 2001, 2000, and 1999, respectively. Prime contracts comprised 88% of revenue in 2001, 79% of revenue in 2000, and 75% of revenue in 1999. Prime contracts with the Department of Defense ("DoD") represented 49% of revenue in 2001, 44% of revenue in 2000, and 40% of revenue in 1999. In 2001, 2000, and 1999, 99% of the Company's prime contract revenue was from the U.S. Government.

Government Contracts

The U.S. Government is the Company's primary customer. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government if program requirements or budgetary constraints change. In the event that a contract is terminated for convenience, the Company generally is reimbursed for its allowable costs through the date of termination and is paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed.

Although contract and program modifications, curtailments or terminations have not had a material adverse effect on the Company in the past, no assurance can be given that such modifications, curtailments or terminations will not have a material adverse effect on the financial condition or results of operations of the Company in the future.

The Company's business with the U.S. Government and other customers is generally performed under cost-reimbursement, time-and-materials, and fixed-price con-tracts. Under cost-reimbursement contracts, the customers reimburse the Company for its direct costs and allocable indirect costs, plus a fixed fee or incentive fee. Under time-and-materials contracts, the Company is paid for labor hours at negotiated, fixed hourly rates and reimbursed for other allowable direct costs at actual costs plus allocable indirect costs. Under fixed-priced contracts, the Company is required to provide services or stipulated products for a fixed price. Because the Company assumes the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during the contract performance could result, and in some in-stances has resulted, in reduced profits or losses for particular contracts.

During fiscal years 2001, 2000, and 1999, approximately 53%, 52% and 56%, respectively, of the Company's revenues were derived from cost-reimbursement contracts and approximately 24%, 23% and 16%, respectively, of the Company's revenues were from fixed-priced contracts, with the balance from time-and-materials contracts.

Contract costs for services or products supplied to the U.S. Government, including allocated indirect costs, are subject to audit and adjustments as a result of negotiations between the Company and U.S. Government representatives. Substantially all of the Company's indirect contract costs have been agreed upon through fiscal year 1999. Contract revenues for subsequent years have been recorded in amounts, which are expected to be realized upon final settlement with the U.S. Government. However, no assurance can be given that audits and adjustments for subsequent years will not result in decreased revenues or profits for those years.

Backlog

The Company's backlog of business, which includes awards under both prime contracts and subcontracts, as well as the estimated value of option years on government contracts, was $6.8 billion at December 27, 2001, compared to December 28, 2000 backlog of $6.1 billion, a net increase of $0.7 billion. The backlog at December 27, 2001 consisted of $2.0 billion for DI&ET, $2.0 billion for DTS, $2.2 billion for DI, $0.4 billion for DIS, and $0.2 billion for ADVMED compared to December 28, 2000 of $1.7 billion for DI&ET, $1.7 billion for DTS, $2.2 billion for DI, $0.4 billion for DIS, and $0.1 billion for ADVMED. Contributing to the increase in backlog was a fourth quarter 2001 win of $0.2 billion for a U.S. Air Force base contract which will provide a broad range of base operations and support services, and another fourth quarter 2001 win of $0.2 billion for a U.S. Naval Air Warfare Center contract which will provide maintenance, engineering, software development, and operations testing support. DI&ET wins in 2001 were for a contract that will provide technical support encompassing information technology, engineering, and ancillary services to the U.S. Naval Surface Warfare Center providing $0.2 billion of the increase, a contract that will provide technical support to the Department of the Treasury providing $0.1 billion of the increase, and a contract that involves infrastructure facilities, hardware, software, and support systems to the Securities and Exchange Commission providing $0.2 billion of the increase. Of the total backlog at December 27, 2001, $4.7 billion is expected to produce revenues after 2002: DI&ET $1.5 billion, DTS $1.4 billion, DI $1.7 billion, DIS $0.1 billion, and ADVMED $0.1 billion.

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

Foreign Operations

The Company provides services in foreign countries under contracts with the U.S. Government and foreign customers. The contracts with foreign customers are not material to the Company's financial position or results of operations.

The risks associated with the Company's foreign operations relating to foreign currency fluctuation and political and economic conditions in foreign countries have not had a significant negative impact to the Company.

The Company's foreign operations are significantly influenced by the U.S. Government's foreign policy and funding for such operations. Revenues in foreign countries under contracts with the U.S. Government represent approximately 98% of all foreign operations revenue for 2001 and 99% for 2000 and 1999.

Revenues from foreign operations by location are as follows:
($ thousands)

                       Locations                                     2001         2000         1999
                       ---------                                     ----         ----         ----
                       Europe and North America                   $121,512      $137,227     $107,143
                       Latin America and the Caribbean              95,409       103,489       58,010
                       Middle East                                  82,294        54,501       41,979
                       Asia/Pacific                                 49,667        56,663       32,971
                       Africa                                        1,990         8,820       14,159
                       Other                                         1,213        24,250        3,430
                                                                  --------      --------     --------
                       Total Foreign Operations Revenue           $352,085      $384,950     $257,692
                                                                  ========      ========     ========

Assets outside the U.S. are $140 thousand and $545 thousand for December 27, 2001, and December 28, 2000, respectively.

Incorporation

The Company was incorporated in Delaware in 1946. With more than 23,300 employees worldwide, the Company is one of the largest employee-owned companies in the United States.

Employees

At December 27, 2001, the Company employed over 22,200 full-time and over 1,100 part-time employees who work at more than 500 company and customer locations around the world. Approximately 3,100 employees were located outside of the United States. Of the Company's U.S. employees, approximately 5,000 were covered by various collective bargaining agreements with labor unions.

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

ITEM 2. PROPERTIES

The Company is primarily a service-oriented company, and as such the ownership or leasing of real property is an activity that is not material to an understanding of the Company's normal operations. However, the leasing of real property is material to an understanding of the Company's liquidity and capital resources (see Liquidity and Capital Resources discussion below).

Leased Properties

The Company leases numerous commercial facilities used in connection with the various services rendered to its customers. None of the properties are unique and, in the opinion of management, the facilities employed by the Company are adequate for the present needs of the business. The following table sets forth information on the Company's material leased properties:


  Leased Properties as of       Approximate Square
     December 27, 2001               Footage                     General Usage
     -----------------               -------                     -------------
  Memphis, Tennessee                 337,655             General Office and Warehouse
  Cincinnati, Ohio                   321,200             General Office and Warehouse
  Reston, Virginia                   292,942                    General Office
  Chantilly, Virginia                244,522                    General Office
  Atlanta, Georgia                   218,448             General Office and Warehouse
  Carrollton, Texas                  208,000             General Office and Warehouse
  Jacksonville, Florida              153,329             General Office and Warehouse
  Urbandale, Iowa                    152,945             General Office and Warehouse
  Fort Worth, Texas                  114,159                    General Office
  Herndon, Virginia                   84,293             General Office and Warehouse
  Alexandria, Virginia                76,589                   General Office
  Columbia, Maryland                  55,930                   General Office
  Norco, California                   48,912                   General Office
  Gaithersburg, Maryland              30,600                   General Office
  Springfield, Virginia               28,252                   General Office
  York, Pennsylvania                  23,130                   General Office
  Foreign locations                  321,498             General Office and Housing
  Other Locations                    152,821             General Office and Warehouse

Upon expiration of its leases, the Company does not anticipate any difficulty in obtaining renewals or alternative space. Lease expiration dates range from fiscal 2002 through 2012.

Owned Property

On February 29, 2000, the Company sold an office building located in Alexandria, Virginia to a third party for $10.5 million, and simultaneously closed on a lease of that property from the new owner. The Company used a portion of the net proceeds to pay off the mortgage on the property.

The Company does not own any other real property.

ITEM 3. LEGAL PROCEEDINGS

Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

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

If the aggregate purchase orders exceed the number of shares available for sale, the Company may, but is not obligated to, sell shares of common stock on the Internal Market. Further, the following prospective purchasers will have priority, in the order listed:

    - the administrator of the ESPP;
    - the trustees of the Savings Plans; and
    - eligible employees and directors, on a pro rata basis.

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

The foregoing procedure does not apply to "accelerated distribution" shares to be sold by the Savings Plan trustees. In February 2001, terminated ESOP participants who were scheduled to receive distributions in 2002 and later years were offered the opportunity to accelerate the distribution of those shares they would otherwise receive in those years. Electing participants must request that the trust sell as many of their shares on the Internal Market as there are purchase orders remaining after the procedure described in the foregoing paragraph is completed. The cash proceeds from such sales will be used to pay the purchase price for the accelerated distribution shares. The number of accelerated distribution shares offered on each Internal Market trade date will be equal to the number of shares which the trustee can sell, and each electing participant will sell a pro rata portion of shares.

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

The Formula Price per share of common stock is the product of seven times the operating cash flow ("CF"), where operating cash flow is represented by earnings before interest, taxes, depreciation, and amortization of the Company for the four fiscal quarters immediately preceding the date on which a price revision is made, multiplied by a market factor ("Market Factor" denoted MF), plus the non-operating assets at disposition value (net of disposition costs) ("NOA"), minus the sum of interest bearing debt adjusted to market and other outstanding securities senior to common stock ("IBD"), the whole divided by the number of shares of common stock outstanding at the date on which a price revision is made, on a fully diluted basis assuming exercise of all outstanding options and shares deferred under a former restricted stock plan ("ESO"). The Market Factor is a numeric factor which reflects existing securities market conditions relevant to the valuation of such stock.

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

The following table sets forth the Formula Price for the common stock and the Market Factor as of the end of each quarter for the past two years (prior to the revisions as noted in the "Revision of Financial Statements" discussion below).

                Quarter Ended                               Formula Price ($)       Market Factor
                -------------                               -----------------       -------------

                December 30, 1999                               23.50                    1.11
                March 30, 2000                                  22.75                    1.50
                June 29, 2000                                   23.50                    1.39
                September 28, 2000                              22.75                    1.24
                December 28, 2000                               29.00                    0.94
                March 29, 2001                                  31.00                    0.97
                June 28, 2001                                   31.50                    0.99
                September 27, 2001                              32.00                    1.00
                December 27, 2001                               44.75                    1.07

There were approximately 788 and 767 record holders of DynCorp common stock at December 27, 2001 and December 28, 2000, respectively. The Savings Plans' Trusts own 8,869,936 shares (including ESOP accounts), or 84.3% of total outstanding shares, on behalf of approximately 40,000 current and former employees of the Company as of December 27, 2001. The Trusts' independent appraiser valued the Company's stock price at $46.25 at February 21, 2002. Cash dividends have not been declared or paid on the common stock since 1988. The Company's financing instruments severely restrict its ability to pay cash dividends.

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

                                                                   Dec 28         Dec 30
                                                     Dec 27       2000 (c)        1999 (d)      Dec 31        Dec 31
                                                   2001 (a)(b)   Revised (a)    Revised (a)    1998 (e)      1997 (f)
                                                   -----------  ------------    ------------   --------      --------
Statement of Operations Data:
-----------------------------
Revenues                                          $1,960,375    $ 1,809,109   $ 1,345,281   $ 1,233,707   $  1,145,937
Cost of services                                  $1,813,991    $ 1,781,825   $ 1,280,239   $ 1,173,151   $  1,096,246
Corporate general and administrative              $   29,456    $    29,350   $    21,741   $    18,630   $     17,785
Interest expense                                  $   31,521    $    41,408   $    18,943   $    14,144   $     12,432
Earnings (loss) from continuing operations before
    extraordinary item and certain other
    expenses (a)(g)                               $   60,912    $   (38,664)  $     9,494   $    15,585   $     15,579
Earnings (loss) from continuing operations before
    extraordinary item (a)(h)                     $   60,912    $   (38,812)  $     7,597   $    15,055   $      7,422
Net earnings (loss) (a)                           $   60,912    $   (38,812)  $     5,996   $    15,055   $      7,422
Common stockholders' share of net earnings
    (loss)(a)                                     $   58,522    $   (40,654)  $     5,902   $    15,055   $      7,422
Earnings (loss) per share from continuing operations
    before extraordinary item (a)
         Basic                                    $     5.77    $     (3.70)  $      0.76   $      1.47   $       0.83
         Diluted                                  $     5.48    $     (3.70)  $      0.74   $      1.43   $       0.70
 Common stockholders' shares of net earnings
    (loss) (a)
         Basic                                    $     5.54    $     (3.88)  $      0.59   $      1.47   $       0.83
         Diluted                                  $     5.27    $     (3.88)  $      0.57   $      1.43   $       0.70

Balance Sheet Data:
-------------------
Total assets                                      $  604,900    $   593,495   $   629,155   $   379,238   $    390,122
Long-term debt excluding current maturities       $  264,482    $   283,889   $   334,944   $   152,121   $    152,239
Redeemable common stock                           $  333,335    $   246,330   $   189,116   $   183,861   $    154,840

Statement of Cash Flows Data:
-----------------------------
Cash flows provided by (used in) operating
    activities                                    $    8,109    $    59,051   $    13,835   $    (7,752)  $      9,937
Cash flows (used in) provided by investing
    activities                                    $   (3,796)   $     8,082   $  (184,975)  $   (20,131)  $     (8,257)
Cash flows (used in) provided by financing
    activities                                    $   (2,189)   $   (59,836)  $   172,709   $     7,369   $     (2,955)

Additional Data:
----------------
EBITDA (i)                                        $  143,709    $     4,740   $    42,112   $    45,226   $     29,274

(a) 2001 includes $42.7 million of income from revised loss estimates due to contract modifications in 2001 on a contract acquired with the purchase of DIS. 2000 includes charges totaling $76.2 million related primarily to revised loss estimates on the same contract acquired with the acqui-sition of DIS. See Note 2 to the Consolidated Financial Statements and the "Revision of Financial Statements" discussion below regarding re-vision of the 2000 and 1999 financial statements.
(b) 2001 includes a $17,442 gain recognized on the disposition of DMR on December 27, 2001.
(c) 2000 includes $5,998 for the replacement of core systems, including DIS systems. Interest expense was higher in 2000 compared to 1999 as a result of the acquisition of DIS in December 1999, which the Company financed through additional borrowings of $167.5 million under higher cost debt instruments.
(d) 1999 includes reversal of $2,000 reserve for favorable resolution of contract compliance issues, $4,387 for the replacement of core systems, DIS in-process research and development write-off $6,400, settlement of a suit with a former electrical subcontractor $2,200, and write-off of cost in excess of net assets acquired of consolidated subsidiary $1,234.

(e) 1998 includes reversal of $670 reserve for asbestos litigation, $1,177 accrual for subcontractor suit, reversal of $2,500 reserve for contract compliance issues, and $2,159 expense for the replacement of core systems.
(f) 1997 includes $7,800 accrual of costs related to asbestos litigation, $2,488 reversal of income tax valuation allowance, and $2,055 reversal of accrued interest related to IRS examinations and potential disallow-ance of deductions.
(g) Certain other expenses include costs and expenses associated with divested businesses of $148 in 2000, $1,897 in 1999, $530 in 1998, and $8,157 in 1997.
(h) The extraordinary loss, net of income taxes, in 1999 of $1,601 resulted from the early extinguishment of the $50.0 million of 7.486% Fixed Rate Contract Receivable Collateralized Notes due to refinancing of the Company's debt in order to complete the acquisition of DIS. The difference between Earnings from Continuing Operations and Net Earnings is the accretion in the fair value of shares of the Company's stock which were issued as part of the December 1999 acquisition of DIS.
(i) Earnings before Interest , Taxes , Depreciation , and Amortization ("EBITDA") represents a measure of the Company's ability to generate cash flow and does not represent net income or cash flow from operat-ing, investing and financing activities as defined by U.S. generally accepted accounting principles ("GAAP"). EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issuance discount which are included in interest expense in the Consolidated Statements of Operations and included in depreciation and amortization in the Consolidated Statements of Cash Flows. Readers are cautioned that the Company's definition of EBITDA may not necessarily be comparable to similarly titled captions used by other companies due to the potential inconsistencies in the method of calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of DynCorp and subsidiaries' (collectively, the "Company") consolidated results of operations and financial condition for the fiscal years ended 2001, 2000, and 1999. The discussion should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes.

Overview

The Company provides diversified management, technical and professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the U.S. Departments of Defense, Energy, State, and Justice, the Drug Enforcement Agency, the National Institute of Health, the Defense Information Systems Agency, the National Aeronautics and Space Administration and various other U.S., state and local government agencies, commercial clients and foreign governments.
Generally, these services are provided under both prime contracts and subcontracts, which may be fixed-price, time-and-material or cost reimbursement contracts depending on the work requirements and other individual circumstances.

The Company has five Strategic Business Segments: DynCorp Information and Enterprise Technology ("DI&ET"), DynCorp Technical Services ("DTS"), DynCorp International ("DI"), DynCorp Information Systems LLC ("DIS"), and AdvanceMed ("ADVMED").

On December 10, 1999, the Company acquired GTE Information Systems LLC, a subsidiary of GTE Corporation and changed its name to DynCorp Information Systems LLC. It operates as a separate subsidiary of the Company and a separate Strategic Business Segment as noted above. The acquisition was accounted for as a purchase;

accordingly, operating results for DynCorp Information Systems LLC have been included from the date of acquisition.

On December 27, 2001, the Company completed the merger of its wholly-owned subsidiary, DynCorp Management Resources, Inc. ("DMR"), the Company's state and local government services subsidiary, with TekInsight.com, Inc. Upon consummation of this merger, TekInsight.com, Inc. was renamed DynTek, Inc., a publicly traded company. The Company has obtained a 40% ownership interest in DynTek, Inc. The shares of DynTek, Inc. received by the Company are not registered but the Company has the right to require DynTek, Inc. to register these shares. DMR's operating results, gain on disposal, and financial position are included in the DI&ET Strategic Business Segment. For further information, see "DynCorp Management Resources, Inc. ("DMR") Merger with DynTek, Inc." below.

Revision of Financial Statements

The Company has revised certain information in the Consolidated Financial Statements for the fiscal years ended December 30, 1999 and December 28, 2000. The reason for these revisions to operating results and financial position is to conform with the interpretation by the staff of the Securities and Exchange Commission ("SEC") of accounting principles articulated in Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" ("SFAS 38") and Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") as they relate to the Company's acquisition of DIS from GTE Corporation in December 1999. Notwithstanding these changes, the Company continues to believe that its original application of these principles was correct and in accordance with generally accepted accounting principles. The Company made these revisions in deference to the views of the SEC's staff.

When the Company purchased DIS in December 1999, issues existed relating to the financial performance of certain DIS contracts and realization of certain DIS receivables. The Company disclosed in its 1999 Form 10-K that its purchase accounting was preliminary. In early 2000, the Company continued its evaluation of information that it had arranged to obtain in order to finalize the allocation of the purchase price to certain preacquisition contingencies. During 2000, and most significantly in the third quarter of 2000, the Company obtained the information required to finalize its evaluation of the impact of the future cash flows related to the contracts and recorded an increase to reserves through a purchase accounting adjustment. The purchase accounting adjustment also resulted in an increase to goodwill and deferred tax assets. At the end of the third quarter of 2001, the Company reversed a significant amount of the contract loss reserves as a result of entering into a modification of one of the contracts acquired. This was also accounted for as a purchase accounting adjustment, which resulted in a decrease to goodwill and deferred tax assets.

According to SFAS 38, the allocation period for purchase accounting adjustments ends when the acquiring enterprise is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Items identified during the initial purchase period as "preacquisition contingencies" shall be included in the allocation of the purchase price based on the fair value of the contingency. The Company believes that the purchase accounting adjustments made in 2000 and 2001 related to preacquisition contingencies and that the allocation period related to these contingencies was still open during those periods. Although the Company stated in its 1999 Form 10-K that the purchase price allocation was preliminary, the SEC's staff has taken the position that the allocation period for these preacquisition contingencies was no longer open in 2000 and 2001, and therefore the adjustments made should have been accounted for directly through the statement of operations, rather than as a resolution of the identified preacquisition contingencies, with a corresponding adjustment to the original purchase accounting. As a result, the 2000 and 2001 financial statements of the Company have been adjusted to reflect this treatment.

In addition, the 1999 financial statements have been adjusted to comply with the interpretation by the SEC's staff of APB 16 as it pertains to the DIS purchase accounting associated with the valuation of an acquired contract. In accordance with APB 16, the Company allocated the cost of acquiring DIS to the estimated fair value of the assets and liabilities assumed. Acquired contracts in a business combination fall under the category of "work in progress." The Company has interpreted APB 16 guidance as requiring the acquiring company to record work in progress at fair value, including "a reasonable profit allowance . . . of the acquiring enterprise based on profit for similar finished goods. The SEC's staff has disagreed with the Company's decision to record in purchase accounting a reserve for an acquired contract in order for it to achieve a reasonable profit. As a result, the 1999 financial statements have been revised to reflect the reallocation of the purchase price.

Reported common stockholders' share of net earnings (loss) decreased by $48.7 million, from $8.1 million to $(40.7) million, in 2000 and changed slightly in 1999, remaining at $5.9 million. Reported common stockholders' share of net earnings (loss) per diluted share decreased from $0.75 to $(3.88) in 2000 and was unchanged at $0.57 in 1999. Correspondingly, goodwill, net of accumulated amortization, decreased by $50.9 million to $103.6 million at December 28, 2000. The Company also decreased reported goodwill, net of accumulated amortization, by $5.9 million to $103.9 million at December 30, 1999. These revisions had no effect on the Company's cash flows or revenues as reported in 2000 and 1999. See
Note 2 to the Consolidated Financial Statements for all effects of the 2000 and 1999 revisions.

Revenue and Operating Profit

In 2001, revenue increased by $151.3 million, or 8.4%, from 2000 compared to a $463.8 million, or 34.5%, increase in 2000 revenue over 1999. Revenues were $2.0 billion, $1.8 billion, and $1.3 billion in 2001, 2000 and 1999, respectively. Operating profit was $163.1 million, $24.0 million, and $63.1 million in 2001, 2000, and 1999, respectively. Operating profit for 2001 and 2000 includes $42.7 million and $(76.2) million, respectively, related primarily to revised loss estimates on a contract acquired with the purchase of DIS as described in the "Revision of Financial Statements" discussion above and in Note 2 to the Consolidated Financial Statements). Operating profit, exclusive of the revisions discussed above and in Note 2, was $120.4 million, $100.6 million, and $63.1 million in 2001, 2000, and 1999, respectively, and increased by $20.2 million, or 20.2%, from 2000 compared to a $37.1 million, or 58.8%, increase in 2000 operating profit from 1999. Operating profit is defined as the excess of revenues over cost of services and certain non-operating income and expense, which are included in Other Income, net of Other Miscellaneous Expenses on the consolidated statements of operations. The growth in 2001 revenue and operating profit was due primarily to several new contract wins, increased tasking on existing contracts, and the gain on sale of DMR. The larger growth in 2000 as compared to 1999 in revenues and operating profits was due in part to reporting the full year of operations of DIS, which was acquired in December 1999. DIS accounted for 46.2% of the growth in revenues in 2000 and for 44.9% of the growth in operating profits (exclusive of the adjustments referred to above) in 2000, as compared to 1999.

For the year ended December 27, 2001, DI&ET reported a decrease in revenues of $18.7 million, or 3.1%, to $588.0 million as compared to 2000. The decrease in revenues was primarily due to the completion of a subcontract for the Department of Commerce for the 2000 Census in November 2000. This contract had revenues of $1.5 million and $44.6 million for the years ended December 27, 2001 and December 28, 2000, respectively. Also contributing to the decrease in revenues in 2001 was the loss of the subcontract providing operations management to the Department of Energy ("DoE") Hanford location and, to a lesser extent, the completion of another DoE contract in the second quarter of 2000 that provided management, technical, and scientific services. The subcontract providing operations management to the DoE Hanford location ended effective September 30, 2001. Revenues for the DoE Hanford location contract totaled $75.1 million and $109.0 million in 2001 and 2000, respectively.

Offsetting the decreases in DI&ET revenues were increased revenues on several other contracts. DI&ET had increased revenues from growth in a joint venture for vaccine technology services for the Department of Defense ("DoD"), a new contract that provides battlefield simulation system support services and maintenance for the U.S. Army, and a new contract with the DoD which provides security background investigations. The battlefield simulation contract and the security background investigations contract were both awarded in the second quarter of 2000 and were fully operational in 2001. These two new contracts provided combined revenues of $30.0 million in 2001. Also contributing higher revenues was a new DMR contract in the third quarter of 2001, which provides non-emergency medical transportation services in the Commonwealth of Virginia. This contract provided revenues of $15.1 million in 2001 and is part of DMR, which was divested on December 27, 2001. Management expects growth in revenues on the vaccine technology services contract and the battlefield simulation contract and slower growth in revenues on the background security investigations contract in 2002. In addition, management expects its two recently won contracts, one with the Department of Treasury and another with the Securities and Exchange Commission, to help offset the lost revenues from the DoE Hanford contract for 2002; however, these increases are not assured and they are not expected to fully replace the lost revenues. Management does not expect to be able to replace the revenues from DMR in 2002, which were approximately $41.9 million, $27.0 million, and $24.5 million for 2001, 2000, and 1999, respectively.

DI&ET's operating profit increased by $2.5 million, or 6.9%, to $39.1 million for the year ended December 27, 2001. The increase is due partially to the gain on the disposal of DMR in the amount of approximately $17.4 million, which was offset by a $13.7 million loss from DMR operations. The DMR operating loss was primarily due to losses of $9.4 million on the new contract that provides non-emergency medical transportation services in the Commonwealth of Virginia. Also contributing to the DMR operating loss were higher costs associated with a contract that provides non-emergency transportation to Medicaid patients in the State of Connecticut. Both of these contracts were divested on December 27, 2001 as part of DMR. The Company is obligated for the satisfactory performance on the contract with the Commonwealth of Virginia, but is entitled to contractual indemnification by TekInsight.com, Inc. for any post closing claims. At this time, the Company does not expect to incur further losses on this contract. In addition, operating profits were negatively impacted due to the completion of the subcontract for the Department of Commerce for the 2000 Census and the loss of the DoE Hanford location subcontract as noted above. These two contracts reported a combined decrease in operating profit in 2001 of $7.2 million. Operating profits for the DoE Hanford location subcontract totaled $2.1 million and $4.5 million in 2001 and 2000, respectively. Operating profits for the Census subcontract totaled $0.2 million and $5.0 million in 2001 and 2000, respectively.

Offsetting these decreases were increases in operating profit resulting primarily from profit on the new battlefield simulation and the background security investigations contracts that are noted above and increased tasking on the vaccine technology services contract that is also noted above. The combined increase in operating profit for these three contracts totaled $3.2 million in 2001. Also contributing to the increase in operating profits in 2001 was improved profitability on a contract with the U.S. Postal Service of $3.8 million over the year ended December 28, 2000.

The gain on disposal of DMR was due to the Company receiving 18,336,664 shares of class B common stock of DynTek, Inc. These shares are not registered, but DynCorp has rights to require DynTek, Inc. to register the shares. An independent appraiser estimated a value of $31.0 million for these shares at December 27, 2001. The result of this transaction was a gain on the sale of approximately $29.1 million; however, under generally accepted accounting principles ("GAAP") the Company recognized only 60% of the gain or $17.4 million for this non-monetary transaction because the Company has a 40% ownership interest in the new entity DynTek, Inc. See "DynCorp Management Resources, Inc. ("DMR") Merger with DynTek, Inc." below for further discussion.

DI&ET revenues were $606.7 million in 2000, an increase of $24.8 million, or 4.3% over 1999 revenues of $581.9 million. The revenue increases were primarily due to increases on a subcontract for the Department of Commerce for the 2000 Census, which began generating revenue in the second half of 1999, and growth of revenues on a contract with the U.S. Postal Service, which began operations in 1999 and was fully operational in 2000. Also contributing to DI&ET's increased revenues was growth in a joint venture for vaccine technology services for the Department of Defense, which was just starting up in 1999, increased tasking on several General Services Administration indefinite delivery, indefinite quantity
(IDIQ) contracts, and an outsourcing contract awarded in late 1999 with the Department of Housing and Urban Development which became operational in 2000. Partially offsetting these increases in revenue were the loss of a subcontract for the U.S. Postal Service and a contract with the Immigration and Naturalization Service. Revenues on these two contracts in 2000 and 1999 totaled $2.4 million and $55.5 million, respectively.

In 2000, DI&ET's operating profit increased by $6.7 million to $36.6 million from $30.0 million in 1999, a 22.2% increase. The largest increase in operating profit resulted from the Department of Commerce 2000 Census subcontract, which provided $4.7 million of the increase. DI&ET experienced growth in operating profits on several General Services Administration IDIQ contracts and its joint venture for vaccine technology services for the Department of Defense. Also contributing to the increase in operating profit were operating losses in 1999 on certain contracts that did not continue in 2000. Offsetting the increase in operating profit was the loss of the Immigration and Naturalization Service contract in 1999, which had $3.8 million in operating profit in 1999.

DMR's revenues and operating profits are included in DI&ET's revenues and operating profits noted above. In 2001, 2000, and 1999, DMR reported revenues of $41.9 million, $27.0 million, and $24.5 million, respectively. Operating profits (losses) for DMR were $3.7 million, $0.4 million, and $(1.4) million in 2001, 2000, and 1999, respectively. DMR's 2001 operating profit includes the gain on disposition of $17.4 million, which was offset by $13.7 million loss from operations. See "DynCorp Management Resources, Inc. ("DMR") Merger with DynTek" below for further discussion.

DTS' 2001 revenues grew by $69.8 million, or 15.5%, in 2001 to $519.9 million. The increase in revenues over 2000 resulted from continued growth in its logistics support and aviation services businesses, primarily from new military aircraft maintenance and base operations support contracts at two domestic U.S. Air Force bases (Andrews AFB and Vance AFB). These two new U.S. Air Force base contracts (which both began operations in the first half of 2001) provided combined revenues of $63.1 million in the year ended December 27, 2001. An additional U.S. Air Force base contract that began in 2000 recorded increased revenues in 2001. This contract provided revenues of $33.9 million and $18.9 million for the years ended December 27, 2001 and December 28, 2000, respectively. Slightly offsetting the increases in revenue was the divestiture of certain aerospace research and development contracts in the third quarter of 2000. Revenues in 2000 for the aerospace contracts were $5.5 million. Management expects future revenue increases due to the phase-in of another new contract with the U.S. Air Force in March 2002 and the start up of a new contract with the National Aeronautics and Space Administration Johnson Space Center, which was awarded in early February of 2002.

DTS' operating profits for the year ended December 27, 2001 increased by $2.5 million, or 15.1%, in 2001 to $19.4 million. The increases in operating profits were due primarily to the increased revenues on the new U.S. Air Force base contracts that are noted above. Operating profits on the two new U.S. Air Force base contracts totaled $3.5 million for the year ended December 27, 2001. Slightly offsetting these increases in operating profit was the loss of operating profit from the divestiture of certain aerospace research and development contracts as noted above.

DTS revenues increased by $88.3 million, or 24.4%, to $450.2 million in 2000 as compared to $361.9 million in 1999. Operating profit increased by $4.7 million, or 39.0%, from $12.1 million in 1999 to $16.9 million in 2000. The increase in revenues in 2000 was primarily attributable to increases in the purchase of reimbursable materials for a U.S. Army contract. The increase in revenues on this contract in 2000 totaled $23.9 million. An additional U.S. Air Force base contract that began in 2000 recorded revenues of $18.9 million in 2000. Also contributing to the increase in revenues was the contract providing organizational and intermediate level maintenance for various aircraft at Holloman Air Force Base, which began in the latter part of 1999 and ramped up in 2000. This contract reported increases in 2000 over 1999 of $12.1 million. The increases in operating profits in 2000 over 1999 were primarily attributable to the increased revenues on the contracts noted above. These increases in operating profits were offset slightly by a decrease in profits on a DTS start-up venture.

DI's revenues showed continued growth in the year ended December 27, 2001. DI's 2001 revenues grew by 18.7% to $545.5 million as compared to 2000 growth of 37.7% to $459.4 million. The increases in 2001 over 2000 were primarily attributable to the phase-in of two new contracts: one which was awarded in August 2000 and provides maintenance and logistical support to the U.S. Army and the other which was awarded in April 2000 and provides maintenance, storage, and security support to the United States Central Command Air Forces. These contracts reported combined revenues of $116.7 million and $30.2 million in 2001 and 2000, respectively. The growth in the U.S. Air Force contract was higher than expected for 2001 due to increased activities resulting from the war in Afghanistan. The war may have added as much as $20.0 million in revenue for the contract in 2001. Management is expecting smaller growth on these two contracts in 2002. Other increases in revenues resulted largely from increased services on a contract with the Department of State ("DoS") in support of the government's drug eradication program, primarily in South America, and to a smaller extent, from a new contract in 2001 that provides personnel services for U.S. embassies. This DoS contract provided revenues of $83.4 million and $57.9 million in 2001 and 2000, respectively. Offsetting these increases was decreased volume on an IDIQ contract that provides combat support, combat service support augmentation and force provided training modules to the U.S. Army and other military services. Other smaller decreases from prior year revenues were due to the completion of a contract providing logistics support to the United Nations in Sierra Leone, the loss of a contract that provided services in support of the United Nations mission in Kosovo, and the phasing down of an International
Police  Task  Force  contract  with  the DoS in  Bosnia.  The  combined  revenue reductions  in 2001  compared  to 2000 on these  four  contracts  totaled  $24.6 million. Management expects revenues to grow in 2002 due to the two new contracts noted above as well as new business awarded in early 2002. In February 2002, DI was awarded a five-year contract with the U. S. Air Force for work in Latin America.

DI's operating profit increased by $11.3 million, or 44.1%, to $36.8 million in 2001. DI's operating profit increases resulted from the higher revenue as noted above. Operating profits grew faster than revenues in 2001 due to improved profit margins in some of its service areas and lower indirect expenses. These improved profit margins resulted in part from contracts that started in the first part of 2000. In addition, operating profits increased from a modification to the DoS contract supporting the government's drug eradication programs noted above that added fees in 2001.

DI revenues increased $125.8 million, or 37.7%, to $459.4 million in 2000 over 1999 revenues of $333.6 million. DI's revenues increased primarily due to the start up of the two new contracts noted above: one which was awarded in August 2000 and provides maintenance and logistical support to the U.S. Army and the other which was awarded in April 2000 and provides maintenance, storage, and security support to the United States Central Command Air Forces. These two contracts provided revenues of $30.2 million in 2000. In addition, there was increased tasking on the International Police Task Force contract with the DoS in Bosnia; increased volume on an IDIQ contract that provides combat support, combat service support augmentation and force provided training modules to the U.S. Army and other military services; increased tasking on a contract providing aviation and related support of equipment maintenance to the armed forces; and increased services on the DoS contract supporting the government's drug eradication program. These four contracts provided revenues of $329.2 million and $258.0 million in 2000 and 1999, respectively. Slightly offsetting these increases in revenues were decreases in revenues resulting from the completion of a base operations contract for the United Nations in Angola and a base operations contract for the U.S. Army with a joint venture in Haiti in the first half of 2000. These two contracts reported combined decreases in revenues of $15.9 million in 2000 as compared to 1999.

DI operating profits increased by $6.2 million, or 31.9%, to $25.6 million in 2000 over 1999. These increases in operating profits resulted from the higher revenues as noted above. Combined operating profits for the two new contracts totaled $2.0 million in 2000. Offsetting these increases, were the decreases in operating results from the completion of the United Nations and U.S. Army contracts noted above. These two contracts reported combined decreases of $0.9 million in 2000 as compared to 1999.

DIS revenues were $245.6 million in 2001 as compared to $228.1 million in 2000, an increase of $17.5 million, or 7.7%. DIS' operating profit increased in 2001 over 2000 by $123.8 million, or 210.7%, to $65.0 million. Adjustments related primarily to revised loss estimates on an acquired contract increased operating profit by $42.7 million due to a contract modification in 2001 and decreased operating profit by $76.2 million in 2000 (see the "Revision of Financial
Statements" discussed above and in Note 2 to the Consolidated Financial Statements). Excluding these adjustments, the increases in both revenues and operating profits were due primarily to the start up of a new contract in the third quarter of 2001 with the Federal Bureau of Investigation ("FBI") for updated office automation, which consists primarily of desk top computers, servers, and networks. Management is expecting further increases in revenues and operating profits for this contract in 2002, due to an accelerated schedule for completion of the contract. This contract's schedule was accelerated as part of the government's response to the terrorist attacks on September 11, 2001. Offsetting these increases were decreases that resulted from several programs that were winding down in 2001. DIS expects revenue growth in 2002 to be at a higher rate than in 2001, due primarily to the FBI contract noted above.

DIS, which was acquired on December 10, 1999 from GTE Corporation, had revenues of $228.1 million in 2000 and $13.9 million for the twenty-day period ended December 30, 1999. DIS operating results were $(58.8) million operating loss in 2000 (inclusive of the above-noted adjustment of $(76.2) million) and $1.0 million for the twenty-day period in 1999. 2000 operating profit excluding the one-time adjustment was $17.4 million. Full year revenue, which is not included in the Company's results of operations except for the portion representing the twenty days ended December 30, 1999, as noted above, was $221.6 million for 1999. A lack of new contract awards to DIS resulted in modest revenue growth in 2000.

ADVMED reported revenues of $61.3 million and $64.7 million in 2001 and 2000, respectively. ADVMED's operating profits were $2.7 million and $3.7 million in 2001 and 2000, respectively. The decreases in 2001 revenues of $3.3 million, or 5.2%, from 2000 were primarily due to the loss of a subcontract with the U.S. Army that provided review and analysis of military health care facilities' performance. This contract reported revenues of

$8.8 million in 2000. In addition, operating profit was negatively impacted in 2001 by costs associated with the completion of a commercial software product. Partially offsetting the lost revenue and operating profit for the year ended December 27, 2001 were the start-up of several task orders for a contract that provides review and analysis support for the Centers for Medicaid and Medicare Services ("CMS"), formerly known as the Health Care Financing Administration, and also the collection of an account receivable in the first half of 2001 that was written off in a prior year of $0.8 million. The CMS contract reported revenues of $11.1 million in 2001. Management expects that the new CMS task orders will offset the lost revenue and operating profit from the loss of the contract in 2001 that provided review and analysis of military health care facilities' performance.

The increases in ADVMED's 2000 revenues over 1999 of $10.7 million, or 19.8%, to $64.7 million were due to increased tasking on the clinical data abstraction services contract that provides information to be analyzed by CMS and the related revenues from the September 2000 purchase of certain net assets of a company that develops and markets proprietary decision-support software and provides related consulting services to evaluate and profile performance of providers engaged by healthcare payers. The increases in ADVMED's 2000 operating profit over 1999 of $3.1 million to $3.7 million were due to the increases in revenues on the contracts noted above. Also contributing to the increase in 2000 in operating profit was the write off of an account receivable of $1.2 million in 1999.

Cost of Services

Cost of services was 92.5%, 98.5%, and 95.2% of revenue in 2001, 2000, and 1999, respectively. Cost of services was $1.8 billion, $1.8 billion, and $1.3 billion in 2001, 2000, and 1999, respectively. Cost of services includes a decrease in 2001 of $42.7 million and an increase of $76.2 million in 2000 related primarily to revised loss estimates on an acquired contract (as described in "Revision of Financial Statements" discussion above and in Note 2 to the Consolidated Financial Statements). Cost of services as a percentage of revenue fluctuated primarily due to the one-time adjustments noted above. Cost of services increased by $32.2 million from 2000, or 1.8%, to $1.8 billion. The primary reasons for the change in cost of services in 2001 are the $13.7 million operating loss for DMR and lower profit margins for ADVMED due to higher indirect expenses, offset by the one-time adjustment noted above.

Cost of services (exclusive of the one-time adjustments of $76.2 million in 2000) increased by $425.0 million from 1999, or 33.2%, to $1.7 billion in 2000. Cost of services for DIS (exclusive of the revisions discussed above), which was purchased in December 1999, comprised $197.8, or 46.5%, of the increase from 1999.

The decrease in the cost of services (exclusive of the one-time adjustment noted above) as a percentage of revenue in 2000 as compared to 1999 was attributable to the higher margin DIS business acquired in 1999, partially offset by significant growth in the lower margin DTS business. DIS cost of services (exclusive of the one-time adjustments) was 92.4% and 92.9% of revenue in 2000 and 1999, respectively. DTS cost of services was 95.3% and 95.5% of revenue in 2000 and 1999, respectively.

Corporate General and Administrative

Corporate general and administrative expense increased slightly in 2001 by $0.1 million, or 0.4%, to $29.5 million, as compared to $29.4 million in 2000. Corporate general and administrative expense increased by $7.6 million, or 35.0%, in 2000 as compared to $21.7 million in 1999. Corporate general and administrative expense as a percentage of revenue was 1.5% in 2001, and 1.6% in 2000 and 1999. The higher expense in 2000, as compared to both 2001 and 1999, was primarily due to increased costs for converting DIS to the Company's financial systems, which was completed in the fourth quarter of 2000. In 2001, 2000 and 1999, corporate general and administrative expenses were reduced by $0.4 million, $0.9 million and $2.0 million, respectively, due to reversal of reserves for federal acquisition regulation compliance issues related to the early and middle 1990's, which were settled in the Company's favor during those years.

Interest Expense and Interest Income

Interest expense for 2001 was $31.5 million, or 1.6% of revenues, as compared to $41.4 million, or 2.3% of revenues for 2000. The decrease in interest expense was attributable to lower average debt levels and lower average interest rates in 2001 as compared to 2000. The average levels of indebtedness were approximately $285.1 million in 2001 and $337.2 million in 2000.

Interest expense for 2000 was $41.4 million, or 2.3% of revenues, as compared to $18.9 million, or 1.4% of revenues reported for 1999. The increase in interest expense was attributable to higher average debt levels and higher average interest rates in 2000, as compared to 1999. The average annual levels of borrowing were approximately $337.2 million in 2000 compared to $203.8 million in 1999. The average annual levels of borrowing and the average interest rates increased in 2000 over 1999 as a result of the acquisition of DIS in December 1999, which the Company financed through additional borrowings of $167.5 million under higher cost debt instruments (see Working Capital and Cash Flow discussions).

Interest income was $0.7 million, $1.5 million, and $1.4 million in 2001, 2000, and 1999, respectively. The fluctuations are primarily attributable to the balance of cash and short-term investments throughout any given year and the average rates of interest. In 2000, the Company received $0.5 million in interest income on tax refunds due to amendments of prior years' tax returns. The twelve-month average balance of cash and short-term investments was $14.2 million in 2001, $15.9 million in 2000, and $19.8 million in 1999.

Amortization of Intangibles of Acquired Companies

Amortization of intangibles of acquired companies decreased by $8.5 million to $6.2 million in 2001 compared to $14.8 million in 2000. The decreases from 2000 resulted from intangibles related to DIS contracts acquired, which became fully amortized early in the first quarter of 2001. Amortization for the intangibles related to DIS contracts acquired which became fully amortized in 2001 totaled $7.9 million in 2000 and only $0.2 million in 2001. Amortization costs related to all of the DIS intangibles in 2001 and 2000 totaled $4.1 million and $12.9 million, respectively.

Amortization of intangibles of acquired companies increased by $3.4 million to $14.8 million in 2000 compared to $11.4 million in 1999. The increase in amortization of intangibles of acquired companies in 2000 resulted from the full year impact of the amortization of intangible assets that were recorded in connection with the December 1999 acquisition of DIS. Also in 1999, there was an in-process research and development write-off of $6.4 million associated with the acquisition of DIS and a write-off of $1.2 million of cost in excess of net assets acquired for a business that was divested in February 2000. Amortization costs related to the DIS intangibles in 1999 were $7.1 million (which includes the $6.4 million write-off).

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair value based test. Such testing requires a fair value based assessment by reporting unit (which is defined as an operating segment or component of an operating segment) to determine if goodwill is impaired at the reporting unit level. SFAS 141 includes guidance relating to identification of intangible assets that should be recognized apart from goodwill. The Company is in the process of defining the reporting units and performing the initial impairment testing. The Company is required to adopt SFAS 142 starting in fiscal year 2002. The Company anticipates an annual increase to common stockholders' share of net earnings of approximately $2.9 million (net of tax), or $0.26 per diluted share, from the elimination of goodwill and assembled workforce amortization. Management continues to estimate the impact on reported financial position and results of operations for the other provisions of the statements.

Income Taxes

The provision (benefit) for income taxes is based on reported earnings, adjusted to reflect the impact of permanent differences between the book value of assets and liabilities recognized for financial reporting purposes, and such amounts recognized for tax purposes. The provision (benefit) for income taxes increased by $55.7 million from 2000. The increase was due to higher pretax income in 2001 resulting in large part from the one-time adjustments recorded in 2001 and 2000 related primarily to revised loss estimates on an acquired contract (see "Revision of Financial Statements" discussion above), and to a lesser extent a slightly higher effective tax rate, as compared to 2000. The Company's effective tax rate approximated 36.3% in 2001, 35.0% in 2000, and 43.7% in 1999, after taking into account the effect of minority interest and extraordinary items. In 1999 and 2001, the Company reversed state income taxes provided in prior years related to the favorable resolution of state tax audit issues. Based on current projections, management estimates income tax payments, net of tax refunds, of $25.1 million in 2002.

No valuation allowance for deferred federal tax assets was deemed necessary at December 27, 2001 or December 28, 2000. The Company has provided a valuation allowance for deferred state tax assets of $5.1 million and $5.5 million at December 27, 2001 and December 28, 2000, respectively, due to the uncertainty of achieving future earnings in either the time frame or in the particular state jurisdiction needed to realize the tax benefit.

Other Income

Other income increased by $18.8 million to $19.4 million in 2001, as compared to $0.5 million in 2000. The increase resulted from the Company completing the merger of its wholly-owned subsidiary, DMR, with TekInsight.com, Inc. on December 27, 2001, and recognizing 60% or $17.4 million of the gain on the disposition. See "DynCorp Management Resources, Inc. ("DMR") Merger with DynTek, Inc." below for further discussion.

Other income was relatively unchanged in 2000 as compared to 1999, decreasing slightly by $0.3 million to $0.5 million in 2000.

DynCorp Management Resources, Inc. ("DMR") Merger with DynTek, Inc.

DMR was divested on December 27, 2001, by merger with TekInsight.com, Inc. The merger between TekInsight.com, Inc. and DMR formed the new entity DynTek, Inc. DynTek, Inc. is a public company listed on NASDAQ under the symbol DYTK. DynTek, Inc. is a provider of information technology and outsourced management services to state and local governments serving customers across 17 states. On a pro forma basis, DynTek, Inc. had revenues of approximately $77.2 million for the fiscal year ended June 30, 2001.

The Company received 18,336,664 shares of class B common stock of DynTek, Inc. These shares are not registered stock, but the Company has the right to require DynTek, Inc. to register the shares. An independent appraisal of these shares resulted in a value of $31.0 million for these shares at December 27, 2001. This transaction resulted in a gain on the sale of approximately $29.1 million; however, under GAAP the Company recognized only 60% of the gain, or $17.4 million, for this non-monetary transaction because the Company has a 40% ownership interest in the new entity, DynTek, Inc.

The $17.4 million gain on the disposal of DMR was partially offset by DMR's $13.7 million operating loss as noted above. Since the Company has a 40% interest in DynTek, Inc. and does not have control, it will account for its investment on the equity basis of accounting going forward. The Company has the right to appoint persons to three of the seven director positions on the board of DynTek, Inc.

As part of the merger agreement, the Company has contract obligations for several outstanding performance bonds on certain DMR contracts, which total approximately $3.4 million as of December 27, 2001. DynTek, Inc. has agreed to make its best effort to replace the bonds with its own obligations. The Company is also obligated to the Commonwealth of Virginia for satisfactory performance on DMR's contract to provide non-emergency medical transportation services in Virginia. Should DynTek, Inc. default on the Virginia contracts and/or any of the performance bonds, it could result in financial losses for the Company. At this time, management perceives the exposure to loss on these items as remote. In addition, the majority of the estimated loss on the Virginia contract has been funded by the Company in the start-up phase of the contract, which occurred prior to the merger on December 27, 2001.

In the first quarter of 2002, the Company paid $2.6 million to DynTek, Inc. in resolution of a dispute concerning the adequacy of DMR's working capital at the time of closing. The Company recorded the $2.6 million payment as a liability at December 27, 2001, and included the $2.6 million payment in its calculation of the gain on the sale. DynTek, Inc. is currently seeking additional financing. At this time, the Company does not expect to make additional payments to DynTek, Inc. However, it is possible that the Company may make additional payments to DynTek, Inc. in order to assist in funding its business in the future.

Extraordinary Item

In the fourth quarter of 1999, the Company recorded an extraordinary item totaling $1.6 million (gross extraordinary item of $2.5 million net of income tax benefit of $0.9 million). The charge was recorded in connection with the early extinguishment of secured indebtedness due to refinancing of the Company's debt in order to complete the acquisition of DIS.

Working Capital

Working capital, defined as current assets less current liabilities, was $153.5 million at December 27, 2001 compared to $142.6 million at December 28, 2000, an increase of $10.9 million. The ratio of current assets to current liabilities at December 27, 2001 and December 28, 2000 was 1.6. The increase in working capital is primarily the result of higher accounts receivable balances that resulted from higher revenues in 2001 versus 2000 and a higher other current asset balance, which was due to deferred costs on a FBI contract. Partially offsetting these increases in accounts receivable and other current assets was a larger current portion of the Term A debt as of December 27, 2001.

Cash Flows from Operating Activities

For the year ended December 27, 2001, the Company's net cash provided by operations was $8.1 million, decreasing $50.9 million from $59.1 million cash provided by operations in 2000. The decrease in operating cash flows resulted primarily from increases in accounts receivable due to higher revenues in 2001, increases in other current assets due to deferred costs on a FBI contract, and decreases in accounts payable and certain accrued expenses. Offsetting these decreases in operating cash flow was an increase in operating cash flow due to an increase in deferred taxes that resulted from differences between book and tax income. In 2000, the increases in cash flows from operations over 1999 of $45.2 million resulted primarily from higher customer collections, partially offset by payments on accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 27, 2001 was $3.8 million. The Company used cash of $7.1 million to purchase property and equipment in 2001, and it sold certain other property and equipment which provided cash of $5.2 million. The Company also purchased software of $3.2 million for a contract that provides review and analysis support for medical services and for a contract which provides weather data services. Investing activities provided funds of $8.1 million for the year ended December 28, 2000. In February 2000, the Company sold an office building located in Alexandria, Virginia to a third party for $10.5 million, and simultaneously closed on a lease of that property from the new owner. The Company used a portion of the net proceeds to pay off the mortgage on the property. In October 2000, the Company sold various high-end communications equipment on a DIS contract to a third party for $20.4 million and simultaneously closed on a lease of the equipment from the new owner. Offsetting the cash provided from these sales was cash used for the purchase of property and equipment of approximately $21.0 million, which included approximately $11.1 million of equipment purchased in the first half of 2000 and sold in the October 2000 sale-leaseback transaction as noted above. In September 2000, the Company purchased $1.6 million of certain net assets of a company that develops and markets proprietary decision-support software and provides related consulting services to evaluate and profile performance of providers engaged by healthcare providers. Also in September 2000, the Company sold $2.3 million of certain net assets of a DTS aerospace research and development unit.

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

Cash Flows from Financing Activities

Financing activities used funds of $2.2 million during 2001. Financing activit-ies included several short-term borrowings and subsequent payments of a cumulated sum of $274.1 million under the Senior Secured Credit Agreement Revolving Credit Facility maturing December 9, 2004. The Company also contri-buted $2.2 million to the Savings and Retirement Plan and the Capital Accumula-tion and Retirement Plan ("Savings Plans") in 2001. These contributions were used to retire the put obligation on certain Savings Plans' shares.

In 2000, financing activities used funds of $59.8 million primarily for voluntary prepayments on the Senior Secured Credit Agreement Term A and B Loans, the Revolving Credit Facility and the mortgage on the Alexandria, Virginia office building that the Company sold in the first quarter of 2000. The Company reduced its outstanding borrowings under the Term A Loans by $30.0 million, the Term B Loans by $23.1 million, and the Revolving Credit Facility by $7.0 million. Offsetting these reductions in cash flows was the net receipt of $2.7 million of payments on loans from the Employee Stock Ownership Trust and the issuance of $3.4 million of additional 15% Subordinated Notes for pay-in-kind interest.

In 1999, financing activities provided funds of $172.7 million. The Company borrowed $223.8 million under a Senior Secured Credit Agreement. The borrowings were used for an optional redemption of the Company's outstanding 7.486% Fixed Rate Contract Receivable Collateralized Notes, Series 1997-1 (the "Notes"), Class A, to reduce irrevocably the Company's Floating Rate Contract Receivable Collateralized Notes, Series 1997-1, Class B and to pay transactional expenses and for general corporate operating purposes. The Company issued $40.0 million face value of its subordinated pay-in-kind notes for $33.9 million and issued 426,217 shares of the Company's stock for $6.1 million.

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA")

EBITDA represents a measure of the Company's ability to generate cash flow and does not represent net income or cash flow from operating, investing and financing activities as defined by U.S. GAAP. EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issuance discount which are included in interest expense in the Consolidated Statements of Operations and included in depreciation and amortization in the Consolidated Statements of Cash Flows. Readers are cautioned that the Company's definition of EBITDA may not necessarily be comparable to similarly titled captions used by other companies due to the potential inconsistencies in the method of calcula-tion.

The following represents the Company's computation of EBITDA (in thousands):

                                                                             For Fiscal Years Ended
                                                                             ----------------------

                                                                                      2000            1999
                                                                     2001           (Revised)      (Revised)
                                                                     ----           ---------      ---------

Net earnings (loss)                                               $ 60,912         $(38,812)        $ 5,996
   Depreciation and amortization                                    19,750           26,894          13,561
   Interest expense, net                                            30,864           39,937          17,550
   Income tax (benefit)                                             34,750          (20,936)          4,653
   Extraordinary item, net of tax                                        -                -           1,601
   Amortization of deferred debt expense                            (1,966)          (2,300)         (1,210)
   Debt issue discount                                                (601)             (43)            (39)
                                                                  --------          -------        --------
EBITDA                                                            $143,709          $ 4,740        $ 42,112
                                                                  ========          =======        ========

In 2001, EBITDA increased by $139.0 million, or 2931.8%, to $143.7 million as compared to 2000. In 2000, EBITDA decreased by $37.4 million, or 88.7%, as compared to 1999. EBITDA (exclusive of the one-time adjustments related primarily to revised loss estimates on a contract acquired with the purchase of DIS described in "Revision of Financial Statements" above and in Note 2 to the Consolidated Financial Statements) was $98.3 million and $81.3 million in 2001 and 2000, respectively, and remained unchanged in 1999. The increases in EBITDA (exclusive of the above-mentioned adjustments) are primarily attributable to the higher operating profits for DI&ET, DTS, DI, and DIS. The DI&ET increase includes the gain on the disposition of DMR of $17.4 million partially offset by DMR's operating losses of $13.7 million. The above net earnings (loss) amounts include DIS transition expenses of $5.5 million and $0.1 million in 2000 and 1999, respectively, and none in 2001. These expenses relate to administrative and accounting support provided by the former parent corporation and affiliates of DIS and ended in the first quarter of 2001. Also included in these expenses are costs related to transitioning these services to the Company. See Working Capital and Cash Flows discussion above for information on the Company's cash flow data.

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

The carrying amounts reflected in the consolidated balance sheets of cash and cash equivalents, accounts receivable and contracts in process, and accounts payable approximate fair value at December 27, 2001 due to the short maturities of these instruments.

The Company has minimal exposure to financial market risks such as changes in interest rates and adverse movements in foreign currency exchange rates.

The Company has $99.7 million of 9 1/2% Senior Subordinated Notes ("Senior Subordinated Notes") outstanding with a scheduled maturity in 2007. Interest is payable semi-annually, in arrears, on March 1 and September 1 of each year. The Senior Subordinated Notes are redeemable, in whole or in part, at the option of the Company, on or after March 1, 2002 at a redemption price which ranges from 104.8% in 2002 to 100.0% in 2005 and thereafter. In addition, the Company may redeem up to 35.0% of the aggregate principal amount of the Senior Subordinated Notes (at a redemption price of 109.5%) with proceeds generated from a public offering of equity, provided at least 65.0% of the original aggregate amount of the Senior Subordinated Notes remains outstanding. The Senior Subordinated Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company.

The Company has a Senior Secured Credit Agreement (the "Credit Agreement") with a group of financial institutions. Under the Credit Agreement, the Company has outstanding borrowings of $70.0 million under Term A Loans maturing December 9, 2004, $76.9 million under Term B Loans maturing December 9, 2006, and has a $90.0 million revolving line of credit, which, at December 27, 2001, had no borrowings.

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

The Company is charged a commitment fee of 0.5% per annum on unused commitments under the revolving line of credit. Letters of credit outstanding were $11.1 million and $9.5 million at December 27, 2001 and December 28, 2000, respectively, under the line of credit. The amount available was $78.9 million and $80.5 million, respectively, as of December 27, 2001 and December 28, 2000. The Company also has $7.2 million in outstanding surety obligations for performance and payment bonds supporting various contracts. These bonds are partially collateralized with letters of credits, the value of which is included in the $11.1 million noted above.

The Credit Agreement contains customary restrictions on the ability of the Company to undertake certain activities, such as the incurrence of additional debt, the payment of dividends on or the repurchase of the Company's common stock, the merger of the Company into another company, the sale of substantially all the Company's assets, and the acquisition of the stock or substantially all the assets of another company. The Credit Agreement also stipulates that the Company must maintain certain financial ratios, including specified ratios of earnings to fixed charges, debt to earnings, and accounts receivable to borrowings, under the Credit Agreement. At December 27, 2001 and December 28, 2000, the Company was in compliance with these covenants.

The Company has outstanding $40.0 million face value of the Company's subordinated pay-in-kind notes due 2007, with an estimated fair value of $37.9 million ("Subordinated Notes"). The Subordinated Notes bear interest at 15.0% per annum, payable semi-annually. The Company may, at its option, prior to December 15, 2004, pay the interest in cash or in additional Subordinated Notes. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 2000, at a redemption price that ranges from 114.0% in 2000 to 100.0% in 2006 and thereafter. The Subordinated Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company and to the Senior Notes.

As of December 27, 2001 the Company's total debt was $284.6 million, an increase of $0.6 million from $284.0 million as of December 28, 2000, primarily due to the amortization of the discounts on the Subordinated Notes and the 9 1/2% Senior Subordinated Notes discussed above.

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

In November 2001 the Company entered into three-year employment agreements with certain executives specifying annual salaries and incentive plan target bonuses and providing for payment of salary and pro-rated bonuses following termination. The employment agreements also provide, in the event of involuntary termination without cause, for consulting payments and non-compete payments for a period of thirty months, and, if the executive is terminated in connection with a change in control of the Company, payment of an additional lump-sum amount.

Chart Outlining Future Financial Commitments

The following table sets forth the Company's total contractual cash obligations over the next five years and thereafter (in thousands):

                                                                       Cash Obligations Due by Year

Contractual
Cash Obligation                   Total        2002         2003        2004        2005        2006      Thereafter
---------------                   -----        ----         ----        ----        ----        ----      ----------

Long-term Debt                  $284,605     $20,123     $ 25,005     $28,083     $29,400     $47,500      $134,494
Operating Leases                 249,782      46,963       42,968      36,790      27,600      25,643        69,818
Maximum Liability to
 Repurchase ESOP
 Shares                          326,368      19,996       24,340      26,292      24,228      20,873       210,639
Liability to Repurchase
 Other Redeemable
 Common Stock                     11,600           -       11,600           -           -           -             -
DynTek, Inc. Payments              2,600       2,600            -           -           -           -             -
                                --------     -------     --------     -------     -------     -------     ---------
Total Contractual Cash
 Obligations                    $874,955     $89,682     $103,913     $91,165     $81,228     $94,016      $414,951
                                ========     =======     ========     =======     =======     =======      ========

The Company has contractual cash obligations under several of its long-term debt provisions, as discussed above.

The Company has several significant operating leases for facilities, furniture and equipment. Minimum lease payments over the next 11 years are estimated to be $249.8 million, including $47.0 million in 2002. Of the $47.0 million 2002 minimum lease payments, $14.6 million related to DIS leases (including the sale and leaseback of various high-end communications equipment as noted above), $10.4 million related to a U.S. Postal Service contract, and $6.9 million related to the new corporate headquarters building.

The Company is obligated to repurchase certain of its Employee Stock Ownership Plan ("ESOP") vested common stock shares (under a "put option") from ESOP participants (see Note 8 to the Consolidated Financial Statements) upon death, disability, retirement and termination at the fair value (as determined by an independent appraiser) until such time as the Company's common stock is publicly traded. Under the Subscription Agreement dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase. Participants receive their vested shares upon retirement, becoming disabled, or death over a period of one to five years and for other reasons of termination over a period of one to ten years, all as set forth in the ESOP documents. The participant can elect to retain distributed ESOP shares instead of a participant put. The Company's total contractual cash obligation to repurchase ESOP shares will fluctuate in the future as the independently determined fair value fluctuates. The total obligation to repurchase ESOP shares is $326.4 million as of December 27, 2001, based on the independently determined fair value as of December 27, 2001. Effective January 1, 2001, the Company established two new plans: the Savings and Retirement Plan and the Capital Accumulation and Retirement Plan (collectively, the "Savings Plans"). At the same time, the ESOP was merged into the two plans. The Company stock accounts of participants in the ESOP were transferred to one or the other of the Savings Plans' trusts, and Savings Plans participants have the same distribution and put rights for these ESOP shares as they had in the ESOP.

On December 10, 1999, the Company entered into an agreement with various financial institutions for the sale of 426,217 shares of the Company's stock and Subordinated Notes (see Note 5). Under a contemporaneous registration rights agreement, the holders of these shares of stock will have a put right to the Company commencing on December 10, 2003, at a price of $40.53 per share, unless one of the following events has occurred prior to such date or the exercise of the put right: (1) an initial public offering of the Company's common stock has been consummated; (2) all the Company's common stock has been sold; (3) all the Company's assets have been sold in such a manner that the holders have received cash payments; or (4) the Company's common stock has been listed on a national securities exchange or authorized for quotation on the NASDAQ National Market System for which there is a public market of at least $100 million for the Company's common stock. If, at the time of the holders' exercise of the put right the Company is unable to pay the put price because of financial covenants in loan agreements or other provisions of law, the Company will not honor the put at that time, and the put price will escalate for a period of up to four years, at which time the put must be honored. The escalation rate increases during such period until the put is honored, and the rate varies from an annualized factor of 22.0% for the first quarter after the put is not honored up to 52.0% during the sixteenth quarter. The total obligation to repurchase other shares of the Company's stock is $11.6 million as of December 27, 2001. On December 26, 2001, two of the holders sold 140,000 of these shares on the Company's internal market and those shares are no longer subject to the put right.

The payment to DynTek, Inc. of $2.6 million was made in the first quarter of 2002 as noted above in the "DynCorp Management Resources, Inc. ("DMR") Merger with DynTek, Inc." discussion.

Transactions, Arrangements and Other Relationships with Unconsolidated Entities

The Company owns a 49.5% ownership interest in DynCorp TechServ LLC, a Georgia limited liability company. The primary purpose of DynCorp TechServ LLC is to provide complete networked desktop computing environments to clients pursuant to contractual arrangements under which payments are calculated on the basis of a price per user for the entire service. The services are provided in a bundled aggregation that includes the support of hardware and software already owned by the customer, the provision of additional hardware and software for the customer's use during the contractual term, network management, help desk services, and related customer support services. Title to the hardware and software provided to the customer equipment typically does not pass to the customer, if at all, until the end of the contractual term.

DynCorp TechServ LLC has a Management and Operational Services Agreement with the Company under which the Company provides all operational and management services to DynCorp TechServ LLC under its current contracts and all marketing assistance and proposal development services in the pursuit of additional prime contracts and task orders under existing contracts and any future contracts. DynCorp TechServ LLC secures all financing arrangements for the acquisition of hardware, software, peripheral equipment, and other capital expenditures necessary for the performance of the current or future contracts, including all loans, capital leases, and similar arrangements, without guarantee or recourse to the Company.

The Company is a minority partner in New Mexico Technology Group, LLC, a partnership formed to respond to the request for proposal to perform on the Department of Defense White Sands Missile Range Support Services contract administered by the Directorate of Contracting, STEWS-DOC, White Sands Missile Range, New Mexico. The Company is not obligated for any debt, obligation or other liability of the partnership or to members of the partnership beyond the partnership capital account.

The Company holds a minority interest in the Aerospace Center Support ("ACS") a joint venture formed to support the U.S. Air Force contract for "Contractual Support Services" for the Arnold Engineering Development Center and Arnold Air Force Base, Tennessee. ACS operates a complex of aerospace ground simulation test facilities for the engineering development support for U.S. aircraft, missiles, spacecraft, fully functional jet and rocket engines, and other aerospace systems. The Company has not guaranteed, and does not intend to guarantee, ACS's obligations under its contract agreements.

The Company has a minority interest in Composite Technology, Inc. ("CTI"). CTI services and repairs aircraft components. The Company's minority interest in CTI allows it the exclusive right to utilize and market boron and other advance repair patch technologies in North and South America. The Company has not guaranteed, and does not intend to guarantee, any of CTI's obligations.

The Company has a 40% interest in ES-KO (UK)/DynCorp Joint Venture (JV). This JV provides for base operations support to NATO in Kosovo, Macedonia, and Albania. In addition to the basic base level support the JV provides civil engineering services of all roads and bridges throughout the region. The Company has not guaranteed ES-KO (UK)/DynCorp Joint Venture's obligations under its contract arrangements.

The Company also participates as a minority owner in several other limited liability companies, joint ventures and corporations but does not guarantee any of their operations.

The following table* sets forthe the Company's investments in limited liability companies, joint ventures, and corporations that are not consolidated into the Company's financial statements. The other investors are not considered related parties, as defined by SFAS No. 57, "Related Party Disclosures." Related parties include affiliates, management, directors, and entities owned or controlled by management or directors.

Name of Entity                                  Ownership
 (nature of business)
-----------------------------------------------------------------------------------------------
Composite Technology Inc.                DynCorp Advanced Repair Technology Inc.         25.0%
boron patch technology                   Others                                          75.0%
-----------------------------------------------------------------------------------------------
Aerospace Center Support                 DynCorp                                         35.0%
services at Arnold Engineering Support   Others                                          65.0%
center
-----------------------------------------------------------------------------------------------
DynCorp TechServ LLC                     DynCorp                                         49.5%
services                                 Others                                          50.5%
-----------------------------------------------------------------------------------------------
DynTek, Inc.                             DynCorp                                         40.0%
state and local outsourcing              Public                                          60.0%
-----------------------------------------------------------------------------------------------
ES-KO (UK) / Dyncorp Joint               DynCorp                                         40.0%
Venture                                  Others                                          60.0%
government outsourcing services
-----------------------------------------------------------------------------------------------
ITS Medical Systems LLC                  DynCorp                                         40.0%
hazardous biomedical substance           Others                                          60.0%
training
-----------------------------------------------------------------------------------------------
New Mexico Technology Group, LLC         DynCorp                                         47.0%
government outsourcing services          Other                                           53.0%
-----------------------------------------------------------------------------------------------

* Excludes investments of less than 20% ownership and inactive investments

September 11, 2001

The September 11, 2001 terrorist attacks against the U.S. and the national and global response to those terrorist attacks did not have a significant negative impact on the Company. As a consequence of increased homeland defense and military retaliation overseas, management expects increased business activity on several contracts with the Federal Government, and thereby expects increased revenues in 2002. At this time, management is not able to project the total financial impact on its statements of operations or cash flows.

Due to the normal cyclical nature of the insurance industry and also in part due to the September 11, 2001 terrorist attacks against the U.S., the Company's insurance position has changed. Specifically, some premiums have increased, while the coverages have been restricted or eliminated, the contract periods shortened, and the deductibles increased. As a result, the Company expects increases in its insurance expense in 2002. The Company does not foresee changing any of its current business operations due to these insurance changes.

Recent Developments

The Board of Directors has authorized management to consider interests of third parties in a merger or sale of the Company. There is the potential a merger or sale of the Company in the short-term future, but no formal agreement has been negotiated or executed at this time. The Company has notified its stockholders and participants in its Savings and Retirement Plan, Capital Accumulation and Retirement Plan, and former Employee Stock Ownership Plan of this potential change in owners of the Company and merger or sale of the Company.

Environmental Matters

Neither the Company nor any of its subsidiaries has been named as a Potentially Responsible Party (as defined in the Comprehensive Environmental Response, Compensation, and Liability Act) at any site. The Company has incurred costs for the installation and operation of a soil and water remediation system and for the clean up of environmental conditions at certain other sites and has been involved with several environmental claims (see Note 20 to the Consolidated Financial Statements). The Company's liability, in the aggregate, with respect to these matters is not expected to be material to the Company's results of operations or financial condition.

Critical Accounting Policies

Revenues and contract profits under long-term contracts are recognized on the percentage-of-completion method. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made.

Revenues and contract profits for long-term fixed-priced production contracts generally use units-of-delivery as the measurement basis for progress towards completion. Estimated contract profits are recorded in proportion to recorded revenues. Revenues for cost-reimbursement contracts are recorded as costs are incurred. Applicable estimated contract profits are included in earnings in the proportion that incurred cost bears to total estimated cost at completion. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Because we assume the risk of performing a fixed-priced contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Anticipated losses on contracts are recognized when identified. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Because there are estimates and judgments involved, the actual results could be different from those estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and, to a limited extent, foreign currency exchange rates that could affect its results of operations and financial condition or cash flows. The Company manages its exposure to these market risks through normal operating and financing activities and, when deemed appropriate, hedges these risks through the use of derivative financial instruments. The Company uses the term hedge to mean a strategy designed to manage risks of volatility in rate movements on certain assets, liabilities or anticipated transactions by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. The Company uses derivative financial instruments as a risk management tool and not for trading or speculative purposes.

Interest Rate Risk
------------------

The Company has minimal exposure due to fluctuations in market interest rates. Had market interest rates been 10% higher than they were throughout 2001, the Company's net earnings would have been approximately $0.3 million lower, or a change of 0.5%. This is derived from a historical model that recalculates the interest expense incurred by the Company assuming that the market interest rates to which the Company's interest payments are indexed were, in all cases, 10.0% higher, taking into consideration the effect of such higher interest rates on the interest rate swap as noted below.

From time to time, the Company may enter into various derivative financial instruments, including interest rate forwards, options and interest rate swaps, to manage the exposure of portions of the Company's total debt portfolio and related cash flows to fluctuations in market interest rates. In December 2000, the Company entered in a two year and 28-day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis beginning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability on designated portions of the Company's Senior Secured Credit Agreement Term A and Term B loans, which have a floating-rate, that may be caused by fluctuations in market interest rates. The adjustments to fair value of this derivative instrument during 2001 resulted in additional decreases in accumulated other comprehensive income of $0.9 million. This swap is perfectly effective at its objective, and accordingly, there are no existing gains or losses as of December 27, 2001 that are expected to be reclassified into earnings within the next twelve months. The Company has also managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its Senior Secured Credit Agreement Term A and Term B loans until February 2002. This option had no value at the transition date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see Note 7 to the Consolidated Financial Statements for further discussion on derivative financial instruments).

Foreign Currency Risk

The Company's cash flows are primarily denominated in U.S. dollars. With respect to the limited cash flows that are denominated in foreign currency, the Company's policy is to manage exposure to fluctuations in foreign exchange rates by netting inflows of foreign exchange with outflows of foreign exchange. From time to time the Company uses foreign exchange contracts to minimize exposure to the risk that the eventual net cash inflows and outflows will be adversely affected by changes in exchange rates. The Company's exposure to fluctuations in foreign exchange risk is immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is contained in the Company's Consolidated Financial Statements and Financial Statement Schedules included elsewhere in this Annual Report on Form 10-K.

                    Report of Independent Public Accountants



To DynCorp:

We have audited the accompanying consolidated balance sheets of DynCorp (a Delaware corporation) and subsidiaries as of December 27, 2001 and December 28, 2000 (as revised - see note 2), and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years ended December 27, 2001, December 28, 2000 (as revised - see note 2) and December 30, 1999 (as revised - see note 2). These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial state-ments and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynCorp and subsidiaries as of December 27, 2001 and December 28, 2000 (as revised - see note 2), and the results of its operations and its cash flows for each of the years ended December 27, 2001, December 28, 2000 (as revised - see note 2), and December 30, 1999 (as revised - see note 2), in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, listed in Item 14 of the Form 10-K, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Vienna, Virginia                                             ARTHUR ANDERSEN LLP
April 10, 2002

                            DynCorp and Subsidiaries
                           Consolidated Balance Sheets
                          As of the Fiscal Years Ended
                                 (In thousands)

                                                                                           December 28,
                                                                           December 27,  2000 (Revised -
                                                                               2001         See Note 2)
                                                                               ----         -----------
Assets
------
Current Assets:
   Cash and cash equivalents                                                 $ 15,078       $  12,954
   Accounts receivable and contracts in process, net                          353,990         335,621
   Prepaid income taxes                                                         2,126           1,139
   Other current assets                                                        37,310          34,707
                                                                             --------        --------
      Total Current Assets                                                    408,504         384,421

Property and Equipment, at cost:
   Land                                                                             0              22
   Buildings and leasehold improvements                                        11,436          13,805
   Machinery and equipment                                                     36,122          37,772
                                                                             --------       ---------
                                                                               47,558          51,599
   Accumulated depreciation and amortization                                  (26,599)        (23,833)
                                                                             --------       ---------
      Net Property and Equipment                                               20,959          27,766

Intangible Assets, net                                                        121,363         130,766

Deferred Income Taxes                                                               -          10,339

Other Assets                                                                   54,074          40,203
                                                                             --------       ---------

Total Assets                                                                 $604,900        $593,495
                                                                             ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                            DynCorp and Subsidiaries
                           Consolidated Balance Sheets
                          As of the Fiscal Years Ended
                      (In thousands, except share amounts)

                                                                                              December 28,
                                                                            December 27,   2000 (Revised -
                                                                                2001         See Note 2)
                                                                                ----         -----------

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Notes payable and current portion of long-term debt                       $ 20,123       $     124
   Accounts payable                                                            19,420          27,574
   Deferred revenue and customer advances                                       6,195           7,631
   Accrued income taxes                                                           603           6,474
   Accrued expenses                                                           208,666         200,006
                                                                             --------       ---------
      Total Current Liabilities                                               255,007         241,809

Long-term Debt                                                                264,482         283,889

Deferred Income Taxes                                                           8,648               -

Other Liabilities and Deferred Credits                                         36,603          87,566

Contingencies and Litigation (Note 20)                                              -               -

Temporary Equity:
 Redeemable common stock at redemption value
  ESOP shares, 7,142,510 and 7,504,653 shares issued
    and outstanding in 2001 and 2000, respectively,
    subject to restrictions                                                   326,368         238,346
  Other redeemable common stock, 286,217 and 426,217
    shares issued and outstanding in 2001 and 2000                              6,967           7,984

Stockholders' Equity:
  Common stock, par value ten cents per share, authorized
    20,000,000 shares; issued 5,296,146
    and 4,758,897 shares in 2001 and 2000, respectively                           530             476
 Paid-in surplus                                                              138,052         134,638
 Accumulated other comprehensive (loss) income                                 (1,081)              3
 Reclassification to temporary equity for redemption value
    greater than par value                                                   (332,596)       (245,540)
 Deficit                                                                      (55,012)       (113,534)
 Common stock held in treasury, at cost; 2,196,853
    and 2,264,625 shares in 2001 and 2000, respectively                       (43,068)        (42,142)
                                                                             --------       ---------

Total Liabilities and Stockholders' Equity                                   $604,900       $ 593,495
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

                            DynCorp and Subsidiaries
                      Consolidated Statements of Operations
                           For the Fiscal Years Ended
                    (In thousands, except per share amounts)

                                                                                          December 28,     December 30,
                                                                           December 27, 2000 (Revised -  1999 (Revised -
                                                                              2001         See Note 2)     See Note 2)
                                                                              ----         -----------     -----------
Revenues                                                                     $1,960,375     $1,809,109      $1,345,281
                                                                             ----------     ----------      ----------

Costs and expenses:
      Cost of services                                                        1,813,991      1,781,825       1,280,239
      Corporate general and administrative                                       29,456         29,350          21,741
      Interest expense                                                           31,521         41,408          18,943
      Interest income                                                              (657)        (1,471)         (1,393)
      Amortization of intangibles of acquired companies                           6,234         14,762          11,408
      Other income, net of miscellaneous other expenses                         (19,370)          (532)           (875)
                                                                             ----------     ----------     -----------
                                                Total costs and expenses      1,861,175      1,865,342       1,330,063
                                                                             ----------     ----------     -----------

Earnings (loss) from continuing operations before income taxes,
  minority interest, and extraordinary item                                      99,200        (56,233)         15,218
   Provision (benefit) for income taxes                                          34,750        (20,936)          4,653
                                                                             ----------     ----------     -----------

Earnings (loss) from continuing operations before minority interest
     and extraordinary item                                                      64,450        (35,297)         10,565
   Minority interest                                                              3,538          3,515           2,968
                                                                             ----------     ----------     -----------

Earnings (loss) from continuing operations before extraordinary item             60,912        (38,812)          7,597
   Extraordinary loss from early extinguishment of debt, net of income taxes          -              -           1,601
                                                                             ----------     ----------     -----------

Net earnings (loss)                                                          $   60,912     $  (38,812)    $     5,996
                                                                             ==========     ==========     ===========

  Accretion of other redeemable common stock to redemption value                  2,390          1,842              94
                                                                             ----------     ----------     -----------

Common stockholders' share of net earnings (loss)                            $   58,522     $  (40,654)    $     5,902
                                                                             ==========     ==========     ===========

Common stockholders' share of net earnings (loss) per common share:

      Basic earnings (loss) per share                                        $     5.54     $    (3.88)    $      0.59

      Diluted earnings (loss) per share                                      $     5.27     $    (3.88)    $      0.57
Weighted-average number of shares
       outstanding for basic earnings per share                                  10,559         10,477          10,044

Weighted-average number of shares
     outstanding for diluted earnings per share                                  11,113         10,477          10,273

The accompanying notes are an integral part of these consolidated financial statements.

                            DynCorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                           For the Fiscal Years Ended
                                 (In thousands)

                                                                                           December 28,       December 30,
                                                                           December 27,  2000 (Revised -   1999 (Revised -
                                                                               2001         See Note 2)      See Note 2)
                                                                               ----         -----------      -----------
Cash Flows from Operating Activities:
Common stockholders' share of net earnings (loss)                            $   58,522     $  (40,654)     $    5,902
Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
Depreciation and amortization                                                    19,750         26,894          13,561
Accretion of other redeemable common stock to redemption value                    2,390          1,842              94
Subordinated Notes issued in fulfillment of pay-in-kind interest                      -          3,397               -
Gain on divested business                                                       (17,442)             -               -
Purchased in-process research and development                                         -              -           6,400
Deferred income taxes                                                            20,854        (49,492)         (7,626)
Changes in reserves for divested business  - other                                 (164)             -          (2,000)
Capitalized costs incurred on existing contracts                                      -              -          (2,473)
(Reversal) establishment of preacquisition contingency reserves (see Note 2)    (42,744)        76,166               -
Changes in pension asset and other postretirement benefit obligations             1,775          2,688               -
 Other                                                                            2,591         (1,774)          1,687
 Change in current assets and liabilities, net of acquisitions and dispositions:
  (Increase) decrease in accounts receivable and contracts
     in process                                                                 (25,982)        22,462         (37,919)
   (Increase) decrease in other current assets                                  (13,175)         1,841            (326)
   Increase in current liabilities except notes payable and current portion of
     long-term debt and reclassification from long-term liabilities               1,734         15,681          36,535
                                                                             ----------     ----------     -----------
            Cash provided by operating activities                                 8,109         59,051          13,835
                                                                             ----------     ----------     -----------
Cash Flows from Investing Activities:
    Sale of property and equipment                                                5,203         30,685             610
    Purchase of property and equipment                                           (7,070)       (20,960)        (13,878)
    Capitalized cost of new financial and human resource systems                      -              -          (5,969)
     Capitalized cost of software                                                (3,243)             -               -
    Deferred income taxes from "safe harbor" leases                                   -           (597)           (481)
    Increase (decrease) in investment in unconsolidated subsidiaries                500         (1,230)          1,363
    Assets and liabilities of acquired business                                       -         (1,620)       (167,504)
      Proceeds from business divestiture                                              -          2,300               -
    Other                                                                           814           (496)            884
                                                                             ----------     ----------     -----------
                Cash (used in) provided by investing activities                  (3,796)         8,082        (184,975)
                                                                             ----------     ----------     -----------
    Cash Flows from Financing Activities:
      Treasury stock purchased                                                   (2,182)             -          (7,208)
      Payments on indebtedness                                                 (274,057)      (406,618)       (253,491)
      Proceeds from debt issuance                                               274,050        344,005         428,552
         Proceeds from issuance of redeemable common stock                            -              -           6,048
      Payments received on ESOT loans                                                 -          2,958          10,577
      Loans to ESOT                                                                   -           (300)        (11,082)
      Other                                                                           -            119            (687)
                                                                             ----------     ----------     -----------
                Cash (used in) provided by financing activities                  (2,189)       (59,836)        172,709
                                                                             ----------     ----------     -----------
    Net Increase in Cash and Cash Equivalents                                     2,124          7,297           1,569
    Cash and Cash Equivalents at Beginning of the Fiscal Year                    12,954          5,657           4,088
                                                                             ----------     ----------     -----------
    Cash and Cash Equivalents at End of the Fiscal Year                      $   15,078     $   12,954     $     5,657
                                                                             ==========     ==========     ===========

Supplemental Information of Noncash Investing Activities:

The Company completed the merger of its wholly-owned subsidiary, DMR, with TekInsight.com, Inc. on December 27, 2001. The Company obtained a 40% ownership interest in DynTek, Inc. and recognized a gain on disposition of $17.4 million. The Company's ownership interest in DynTek, Inc. was recorded at $19.4 million, which reflects the $17.4 million gain, net book value of the assets disposed, and liabilities incurred.

The accompanying notes are an integral part of these consolidated financial statements.

                            DynCorp and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                           For the Fiscal Years Ended
                                 (In thousands)

                                                                Adjustment for                                       Accumulated
                                                                  Redemption       Deficit              Unearned        Other
                                           Common    Paid-in    Value Greater    Revised -  Treasury     ESOP      Comprehensive
                                            Stock    Surplus    than Par Value   See Note 2)   Stock     Shares     (Loss) Income
                                            -----    -------    --------------   -----------   -----     ------     -------------
Balance, December 31, 1998                 $  498    $127,216   $  (183,140)       $(78,782)  $(35,640)   $(2,153)    $    (10)
Employee compensation plans (option
 exercises, restricted stock plan,
 incentive bonus)                               7          22             -               -       (214)         -            -
Stock issued under mezzanine financing         43       6,006             -               -          -          -            -
Treasury stock purchased                        -           -             -               -     (7,208)         -            -
Payment received on ESOT note                   -           -             -               -          -     10,577            -
Loans to ESOT                                   -           -             -               -          -    (11,082)           -
Reclassification to redeemable common
 stock                                        (57)          -        (5,105)              -          -          -            -
Accretion of other redeemable common
 stock to redemption value                      -          94           (94)            (94)         -          -            -
Translation adjustment                          -           -             -               -          -          -            1
Net earnings (Revised - See Note 2)             -           -             -           5,996          -          -            -
                                          -------    --------   -----------        --------   --------    -------     --------
Balance, December 30, 1999 (Revised -
  See Note 2)                                 491     133,338      (188,339)        (72,880)   (43,062)    (2,658)          (9)
Employee compensation plans (option
 exercises, restricted stock plan,
 incentive bonus)                               -        (542)            -               -        920          -            -
Payment received on ESOT note                   -           -             -               -          -      2,958            -
Loans to ESOT                                   -           -             -               -          -       (300)           -
Reclassification to redeemable common
 stock                                        (15)          -       (55,359)              -          -          -            -
Accretion of other redeemable common
 stock to redemption value                      -       1,842        (1,842)         (1,842)         -          -            -
Translation adjustment and other                -           -             -               -          -          -           12
Net (loss) (Revised -
  See Note 2)                                   -           -             -         (38,812)         -          -            -
                                          -------    --------   -----------        --------   --------    -------     --------
Balance, December 28, 2000 (Revised -
  See Note 2)                                 476     134,638      (245,540)       (113,534)   (42,142)         -            3
Employee compensation plans (option
 exercises, restricted stock plan,
 incentive bonus, Savings' Plans
 contributions)                                 1       1,024             -               -       (926)         -            -
Reclassification to redeemable common
 stock                                         53           -       (84,666)              -          -          -            -
Accretion of other redeemable common
 stock to redemption value                      -       2,390        (2,390)         (2,390)         -          -            -
Adjustment to fair value of derivative
 financial instrument                           -           -             -               -          -          -         (918)
Cumulative effect of change in
 accounting principle                           -           -             -               -          -          -         (100)
Translation adjustment and other                -           -             -               -          -          -          (66)
Net earnings                                    -           -             -          60,912          -          -            -
                                          -------    --------   -----------        --------   --------    -------     --------
Balance, December 27, 2001                $   530    $138,052   $  (332,596)       $(55,012)  $(43,068)   $     -     $ (1,081)
                                          =======    ========   ===========        ========   ========    =======     ========

The accompanying notes are an integral part of these consolidated financial statements.

                            DynCorp and Subsidiaries
                   Notes to Consolidated Financial Statements
         December 27, 2001 and December 28, 2000 (Revised - See Note 2)
    (Dollars in thousands, except per share amounts or where otherwise noted)

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

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. All majority-owned subsidiaries have been included in the financial statements. Investments in which the Company owns a 20.0% to 50.0% ownership interest are accounted for by the equity method while investments of less than 20.0% ownership are accounted for under the cost method. Outside investors' interest in the majority-owned subsidiaries is reflected as minority interest. Effective in 1999, the Company's fiscal year is the 52 or 53-week period ending the last Thursday in December. Previously, the Company had a calendar year end.

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

Contract Accounting:

Revenues and contract profits under long-term contracts are recognized on the percentage-of-completion method. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made.

Revenues and contract profits for long-term fixed-priced production contracts generally use units-of-delivery as the measurement basis for progress towards completion. Estimated contract profits are recorded in proportion to recorded revenues. Revenues for cost-reimbursement contracts are recorded as costs are incurred. Applicable estimated contract profits are included in earnings in the proportion that incurred cost bears to total estimated cost at completion. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. Because the Company assumes the risk of performing a fixed-priced contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts.

Anticipated losses on contracts are recognized when identified. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Because there are estimates and judgments involved, the actual results could be different from those estimates.

Accounts Receivable:

It is the Company's policy to provide reserves for the collectibility of accounts receivable when it is determined that it is probable that the Company will not collect all amounts due and the amount of the reserve requirement can be reasonably estimated.

Property and Equipment:

The Company computes depreciation using either the straight-line or double declining balance method. The estimated useful lives used in computing depreciation are buildings, 15-33 years; machinery and equipment, 3-15 years; and leasehold improvements, the lesser of the useful life or the remaining term of the lease. Depreciation expense was $7,394 for 2001, $7,044 for 2000, and $5,412 for 1999.

Cost of property and equipment sold or retired and the related accumulated depreciation or amortization are removed from the accounts in the year of disposal, and any gains or losses are reflected in the consolidated statements of operations. Expenditures for maintenance and repairs are charged to expense as incurred, and major additions and improvements are capitalized.

Intangible Assets:

The major classes of intangible assets, net of accumulated amortization as of December 27, 2001 and December 28, 2000 are summarized below (in millions):



                                                                                    2000
                                            Amortization                       (Revised - See
                                               Period             2001             Note 2)
                                               ------             ----             -------
Goodwill                                   10 to 40 years        $ 98.9            $103.6
Capitalized software                           8 years              7.7               9.0
Core and developed technology                  5 years              4.5               6.1
Contracts acquired                         up to 10 years           0.2               0.6
Assembled workforce                            7 years              4.6               5.6
Patent                                        17 years              5.5               5.9
                                                                 ------            ------
Total net intangibles                                            $121.4            $130.8
                                                                 ======            ======

Intangible assets are being amortized using the straight-line method for the periods noted above. Intangible asset amortization expense was $8,203, $16,364, and $12,586 in 2001, 2000, and 1999, respectively. Intangible asset amortization expense for 1999 includes $1.2 million acceleration of goodwill amortization due to impairment. Intangible asset accumulated amortization of $64,895 and $65,582 has been recorded through December 27, 2001 and December 28, 2000, respectively.

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

The Company will adopt the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," beginning on December 28, 2001, as required. The provisions of SFAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value based test.

Derivative Financial Instruments:

The Company is exposed to market risk from changes in interest rates and, to a limited extent, foreign currency exchange rates that could affect its results of operations and financial condition or cash flows. The Company manages its exposure to these market risks through normal operating and financing activities and, when deemed appropriate, hedges these risks through the use of derivative financial instruments. The Company uses the term hedge to mean a strategy designed to manage risks of volatility in rate movements on certain assets, liabilities or anticipated transactions by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. The Company uses derivative financial instruments as a risk management tool and not for trading or speculative purposes.

Recently Issued Accounting Standards:

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The provisions of SFAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value based test. Such testing requires a fair-value based assessment by reporting unit (which is defined as an operating segment or component of an operating segment) to determine if goodwill is impaired at the reporting unit level. SFAS 141 includes guidance relating to identification of intangible assets that should be recognized apart from goodwill. The Company is in the process of defining the reporting units and performing the initial impairment testing. The Company is required to adopt SFAS 142 for fiscal year 2002 (the beginning of the fiscal year after December 15, 2001). The Company anticipates an annual increase to common stockholders' share of net earnings of approximately $2.9 million (net of tax), or $0.26 per diluted share, from the elimination of goodwill and assembled workforce amortization. Management continues to estimate the impact on reported financial position and results of operations for the other provisions of the statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121 and Accounting Principles Board Opinion No. 30 by establishing a single accounting model for long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management does not expect SFAS 143 or SFAS 144 to have a material impact on the Company's results of operations or financial condition.

Consolidated Statements of Cash Flows:

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Investing and financing activities include the following:


                                           2001              2000             1999
                                           ----              ----             ----
Acquisitions of businesses:
  Assets acquired                          $  -            $ 4,403          $ 212,642
  Liabilities assumed                         -             (2,783)           (45,138)
  Cash acquired                               -                  -                 36
                                           ----            -------          ---------
  Net cash                                 $  -            $ 1,620          $ 167,540
                                           ====            =======          =========

In 2000, the Company acquired certain assets and liabilities of a company that developed and marketed proprietary decision-support software and provided related consulting services to evaluate and profile performance of providers engaged in healthcare. The Company also acquired GTE Information Systems LLC in 1999. The purchase price of these acquisitions has been allocated to the assets acquired and liabilities assumed based on estimated fair value at the date of acquisition, under the purchase method of accounting.

Comprehensive Income:

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation and disclosure of comprehensive income. As of December 27, 2001, comprehensive income includes, in addition to net income, translation adjustment and other of $0.07 million, an adjustment to fair value of the derivative financial instruments of $0.9 million, and the cumulative effect of a change in accounting principle of $0.1 million for the adoption of SFAS 133 (see Note 7). Translation adjustment and other of $(0.01) million is the only component of comprehensive income for the year ended December 28, 2000, other than net income.

Reclassifications:

Certain prior year information has been reclassified to conform to the current year presentation.

(2) Revision of Financial Statements

The Company has revised certain information in the Consolidated Financial Statements for the fiscal years ended December 30, 1999 and December 28, 2000. The reason for these revisions to operating results and financial position is to conform with the interpretation by the staff of the Securities and Exchange Commissions ("SEC") of accounting principles articulated in SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") as they relate to the Company's acquisition of DIS from GTE Corporation in December 1999. Notwithstanding these changes, the Company continues to believe that its original application of these principles was correct and in accordance with generally accepted accounting principles. The Company made these revisions in deference to the views of the SEC's staff.

When the Company purchased DIS in December 1999, issues existed relating to the financial performance of certain DIS contracts and realization of certain DIS receivables. The Company disclosed in its 1999 Form 10-K that its purchase accounting was preliminary. In early 2000, the Company continued its evaluation of information that it had arranged to obtain in order to finalize the allocation of the purchase price to certain preacquisition contingencies. During 2000, and most significantly in the third quarter of 2000, the Company obtained the information required to finalize its evaluation of the impact of the future cash flows related to the contracts and recorded an increase to reserves through a purchase accounting adjustment. The purchase accounting adjustment also resulted in an increase to goodwill and deferred tax assets. At the end of the third quarter of 2001, the Company reversed a significant amount of the contract loss reserves as a result of entering into a modification of one of the contracts acquired. This was also accounted for as a purchase accounting adjustment, which resulted in a decrease to goodwill and deferred tax assets.

According to SFAS 38, the allocation period for purchase accounting adjustments ends when the acquiring enterprise is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable. Items identified during the initial purchase period as "preacquisition contingencies" shall be included in the allocation of the purchase price based on the fair value of the contingency. The Company believes that the purchase accounting adjustments made in 2000 and 2001 related to preacquisition contingencies and that the allocation period related to these contingencies was still open during those periods. Although the Company stated in its 1999 Form 10-K that the purchase price allocation was preliminary, the SEC's staff has taken the position that the allocation period for these preacquisition contingencies was no longer open in 2000 and 2001, and therefore the adjustments made should have been accounted for directly through the statement of operations, rather than as a resolution of the identified preacquisition contingencies, with a corresponding adjustment to the original purchase accounting. As a result, the 2000 and 2001 financial statements of the Company have been adjusted to reflect this treatment.

In addition, the 1999 financial statements have been adjusted to comply with the interpretation by the SEC's staff of APB 16 as it pertains to the DIS purchase accounting associated with the valuation of an acquired contract. In accordance with APB 16, the Company allocated the cost of acquiring DIS to the estimated fair value of the assets and liabilities assumed. Acquired contracts in a business combination fall under the category of "work in progress." The Company has interpreted APB 16 guidance as requiring the acquiring company to record work in progress at fair value, including "a reasonable profit allowance . . . of the acquiring enterprise based on profit for similar finished goods." The SEC's staff has disagreed with the Company's decision to record in purchase accounting a reserve for an acquired contract in order for it to achieve a reasonable profit. As a result, the 1999 financial statements have been revised to reflect the reallocation of the purchase price.

Reported common stockholders' share of net earnings (loss) decreased by $48.7 million, from $8.1 million to $(40.7) million, in 2000 and changed slightly in 1999, remaining at $5.9 million. Reported common stockholders' share of net earnings (loss) per diluted share decreased from $0.75 to $(3.88) in 2000 and was unchanged at $0.57 in 1999. Correspondingly, goodwill, net of accumulated amortization, decreased by $50.9 million to $103.6 million at December 28, 2000. The Company also decreased reported goodwill, net of accumulated amortization, by $5.9 million to $103.9 million at December 30, 1999. These revisions had no effect on the Company's cash flows or revenues as reported in 2000 and 1999. See
Note 2 to the Consolidated Financial Statements for all effects of the 2000 and 1999 revisions.

Accordingly, the 2000 and 1999 financial statements have been revised as follows:

                                         2000            2000            1999            1999
                                     As Reported     As Revised      As Reported      As Revised
                                     -----------     -----------     -----------      ----------
Statement of Operations Data:
-----------------------------
Revenues                              $1,809,109     $1,809,109       $1,345,281      $1,345,281
Cost of services                       1,705,257      1,781,825        1,280,239       1,280,239
Amortization of intangibles of
  acquired companies                      15,362         14,762           11,419          11,408
Earnings (loss) from continuing
  operations before income taxes,
  minority interest, and extraordinary
  item                                    19,735        (56,233)          15,207          15,218

Common stockholders' share of
  net earnings (loss) per
  common share:                            8,052        (40,654)          5,895            5,902
  Basic earnings (loss) per share          $0.77         $(3.88)          $0.59            $0.59
  Diluted earnings (loss) per share        $0.75         $(3.88)          $0.57            $0.57

Balance Sheet Data:
-------------------
Other current assets                    $ 35,268       $ 34,707        $ 28,582          $26,348
Intangible assets, net of accumulated
    amortization                         181,677        130,766         149,159          143,266
Deferred income tax asset                 10,980         10,339               -                -
Total assets                             644,341        593,495         639,673          629,155
Accrued income taxes                       5,904          6,474           2,100            2,100
Deferred income tax liability                  -              -           4,547            6,784
Other liabilities and deferred credits    90,283         87,566          51,171           38,409
Deficit                                  (64,835)      (113,534)        (72,887)         (72,880)


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

Long-term debt and other liabilities and deferred credits - The carrying values of the Company's Senior Secured Credit Agreement Loans, Revolving Credit Facility, and the 15% Subordinated Notes approximated their fair values at December 27, 2001 and December 28, 2000. The fair value of the Company's 9 1/2% Senior Subordinated Notes, based on the current rate as if the issue date was December 27, 2001 and December 28, 2000, was $102.2 million and $81.0 million, respectively, as compared to a book value of $99.7 million and $99.6 million as of December 27, 2001 and December 28, 2000, respectively. For the remaining long-term debt (see Note 5) and other liabilities and deferred credits, the carrying amounts approximate the fair values.

(4)   Accounts Receivable and Contracts in Process, Net

The components of accounts receivable and contracts in process were as follows for the years ending December 27, 2001 and December 28, 2000:

                                                                  2000 (Revised -
                                                      2001          See Note 2)
                                                      ----          -----------
U.S. Government:
  Billed and billable                                $282,266         $254,731
  Recoverable costs and accrued profit on
    progress completed but not billed                  25,658           25,801
  Retainage due upon completion of contract             1,048            2,006
                                                     --------         --------
                                                      308,972          282,538
                                                     --------         --------
Other Customers (primarily subcontracts
  from U.S. Government prime contracts and
  contracts with state, local and quasi-
  government agencies):
  Billed and billable (less allowance for
    doubtful accounts of $6,637 in 2001 and
    $2,804 in 2000)                                    37,315           49,157
Recoverable costs and accrued profit on
  progress completed but not billed                     7,703            3,926
                                                     --------         --------
                                                       45,018           53,083
                                                     --------         --------
                                                     $353,990         $335,621
                                                     ========         ========

Billed and billable include amounts earned and contractually billable at year-end, but which were not billed because customer invoices had not yet been prepared at year-end. Recoverable costs and accrued profit on progress completed but not billed is composed primarily of amounts recognized as revenues, but which are not contractually billable at the balance sheet dates. It is expected that all amounts outstanding at December 27, 2001 will be collected within one year except for approximately $6.3 million.

(5)   Long-term Debt

At December 27, 2001 and December 28, 2000, long-term debt consisted of:

                                                                               2001            2000
                                                                               ----            ----

Senior Secured Credit Agreement - Term A Loan                                $ 70,000       $ 70,000
Senior Secured Credit Agreement - Term B Loan                                  76,900         76,900
Senior Secured Credit Agreement - Revolving Credit Facility                         -              -
15% Subordinated Notes                                                         37,903         37,349
9 1/2% Senior Subordinated Notes                                               99,674         99,627
Notes Payable                                                                     128            137
                                                                             --------       --------
                                                                              284,605        284,013
Less current portion                                                           20,123            124
                                                                             --------       --------
                                                                             $264,482       $283,889
                                                                             ========       ========

Debt maturities as of December 27, 2001, were as follows:


        2002                                                            $ 20,123
        2003                                                              25,005
        2004                                                              28,083
        2005                                                              29,400
        2006                                                              47,500
        Thereafter                                                       134,494
                                                                        --------
                                                                        $284,605
                                                                        ========

On December 10, 1999, the Company and its wholly-owned subsidiary, Dyn Funding Corporation, entered into a

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

The Credit Agreement stipulates that the Company must maintain certain financial ratios, including specified ratios of earnings to fixed charges, debt to earnings, and accounts receivable to borrowings, under the Credit Agreement.

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

The Company is charged a commitment fee of 0.5% per annum on unused commitments under the revolving line of credit. As of December 27, 2001 and December 28, 2000, there were no borrowings and $11.1 million and $9.5 million of letters of credit were outstanding, respectively, under the revolving line of credit. The amount available under the revolving line of credit was $78.9 million and $80.5 million, respectively, as of December 27, 2001 and December 28, 2000. The Company also has $7.2 million in outstanding surety obligations for performance and payment bonds supporting various contracts. These bonds are partially collateralized with letters of credit, the value which is included in $11.1 million noted above.

On December 10, 1999, the Company entered into an agreement with various financial institutions for the sale of $40.0 million face value of the Company's subordinated pay-in-kind notes due in 2007, with an estimated fair value of $33.9 million ("Subordinated Notes"), and for the sale of 426,217 shares of the Company's stock with an estimated fair value of $6.1 million (see Note 9). The proceeds were used for payment of the balance of the purchase price for GTE Information Systems LLC. The Subordinated Notes bear interest at 15.0% per annum, payable semi-annually. The Company may, at its option, prior to December 15, 2004, pay the interest in cash or in additional Subordinated Notes. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 2000 at a redemption price that ranges from 114.0% in 2000 to 100.0% in 2006 and thereafter. The Subordinated Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company and to the Senior Subordinated Notes. On December 28, 2000, the Company paid $3.2 million cash interest on the Subordinated Notes. On December 26, 2001, two of the holders sold 140,000 of these shares on the Company's internal market and those shares are no longer subject to the put right. This transaction reduced Temporary Equity on the Consolidated Balance Sheet by $5.7 million.

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

The Credit Agreement and the indentures for the Subordinated Notes and Senior Subordinated Notes contain customary restrictions on the ability of the Company to undertake certain activities, such as the incurrence of additional debt, the payment of dividends on, or the repurchase of, the Company's common stock, the merger of the Company into another company, the sale of substantially all the Company's assets, and the acquisition of the stock or substantially all the assets of another company. The Credit Agreement also stipulates that the Company cannot exceed a certain level of capital expenditures and must maintain certain financial ratios, including specified ratios of earnings to fixed charges, debt to earnings, and accounts receivable to borrowings under the Credit Agreement. At December 27, 2001 and December 28, 2000, the Company was in compliance with these covenants.

The Company acquired the headquarters property of Technology Applications, Inc. ("TAI") on November 12, 1993, in conjunction with its acquisition of TAI, and assumed a mortgage on the property of $3.3 million bearing interest at 8.0% per annum. On February 29, 2000, the Company sold the property for $10.5 million in cash and simultaneously entered into a lease agreement for the property. The 8.0% mortgage was repaid with proceeds from the sale of the property.

Deferred debt issuance costs are being amortized using the effective interest rate method over the term of the related debt. At December 27, 2001, and December 28, 2000, unamortized deferred debt issuance costs were $8,105 and $10,071, respectively and amortization for 2001, 2000, and 1999 was $1,966, $2,300, and $1,210, respectively. Amortization of debt issue discount was $601, $43, and $39 in 2001, 2000, and 1999, respectively.

Cash paid for interest was $31,692 for 2001, $31,458 for 2000, and $16,209 for 1999.

(6)   Accrued Expenses

At December 27, 2001 and December 28, 2000, accrued expenses consisted of the following:


                                                                                2001           2000
                                                                                ----           ----
Salaries and wages                                                           $ 96,348       $ 79,216
Insurance reserve                                                              30,511         25,298
Interest                                                                        4,541          7,279
Payroll and miscellaneous taxes                                                 9,726         19,925
Accrued contingent liabilities and operating reserves                          14,232         18,410
Other accrued expenses                                                         53,308         49,878
                                                                             --------       --------
                                                                             $208,666       $200,006
                                                                             ========       ========

(7)   Derivative Financial Instruments

The Company adopted SFAS No. 133 , "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," on January 1, 2001. SFAS 133 requires the transition adjustment, net of the tax effect, resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the guidelines stipulated in

SFAS 133. The adoption of the standard did not have a material impact on the Company's results of operations, financial condition or cash flows, but did reduce accumulated other comprehensive income by $0.1 million, or $0.01 per diluted share, for the cumulative effect of a change in accounting principle. The adjustments to fair value of the derivative instruments during 2001 resulted in additional decreases in accumulated other comprehensive income of $0.9 million.

The Company has managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its LIBOR indexed debt until February 2002. This option had no value at the transition date of SFAS 133. In December 2000, the Company entered into a two year and 28-day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis beginning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability on designated portions of the Company's Senior Secured Credit Agreement Term A and Term B loans, which have a floating-rate, that may be caused by fluctuations in market interest rates. The adjustments to fair value of this derivative instrument during 2001 resulted in additional decreases in accumulated other comprehensive income of $0.9 million. This swap is perfectly effective at its objective, and accordingly, there are no existing gains or losses as of December 27, 2001 that are expected to be reclassified into earnings within the next twelve months.

(8)   Employee Stock Ownership Plan

In September 1988, the Company established an Employee Stock Ownership Plan ("ESOP"). The Company borrowed $100.0 million and loaned the proceeds, on the same terms as the Company's borrowings, to the ESOP to purchase 4,123,711 shares of common stock of the Company. The ESOP acquired additional shares from 1993 through 2001 either through contributions of stock from the Company, or contributions of cash from the Company with which the ESOP then purchased shares either from the Company, on the Internal Market, or directly from other stockholders. From time to time, the Company loaned additional funds to the ESOP to buy shares, and the ESOP issued notes to the Company in like amounts. The notes, and related accrued interest, were paid in full as of June 29, 2000.

In 1999, the ESOP utilized 1999 contributions and loans to make the required principal and interest payments on the aforementioned notes, pay administrative fees, purchase 95,735 shares of stock on the internal market and purchase 273,139 shares of stock from other stockholders. In 2000, the ESOP utilized 2000 contributions and loans to make the required principal and interest payments on the aforementioned notes, pay administrative fees, purchase 27,490 shares of stock on the internal market and purchase 25,175 shares of stock from other stockholders. The ESOP covered a majority of the employees of the Company. Participants in the ESOP become fully vested after four years of service. Effective January 1, 2001, the Company established two new plans: the Savings and Retirement Plan and the Capital Accumulation and Retirement Plan (collectively, the "Savings Plans"). At the same time, the ESOP was merged into the two plans. The Company stock accounts of participants in the ESOP were transferred to one or the other of the Savings Plans' trusts, and Savings Plans participants have the same distribution and put rights for these ESOP shares as they had in the ESOP. See Note 13 for discussion of the Savings Plans. At December 27, 2001 the Savings Plans owned 8,869,936 shares, or 84.3% of total outstanding shares, of which 7,142,510 shares had ESOP put options. In 2000 and 1999, cash contributions to the ESOP were $13,350 and $13,220, respectively and were charged to Cost of Services and Corporate General and Administrative Expenses. In 2001 the Company made cash contributions to the Savings Plans totaling $20,975 (the employer match and supplemental contribution). The employer match of $18,793 included in this total was charged to Cost of Services and Corporate General and Administrative Expenses and the supplemental contribution of $2,182 in this total was charged to Treasury Stock.

(9)   Redeemable Common Stock

Common stock which is redeemable has been reflected as Temporary Equity at the redemption value at each balance sheet date and consists of the following:

                                                         Balance at                                     Balance at
                                        Redemption      December 27,                    Redemption     December 28,
                         Shares            Value            2001           Shares         Value            2000
                         ------            -----            ----           ------         -----            ----
ESOP Shares             2,995,783         $47.00         $140,802      3,313,729         $35.25         $116,809
                        4,146,727         $44.75          185,566      4,190,924         $29.00          121,537
                        ---------                        --------      ---------                        --------
                        7,142,510                        $326,368      7,504,653                        $238,346
                        =========                        ========      =========                        ========
Other Redeemable
  Common Stock            286,217         $24.34         $  6,967        426,217         $18.73         $  7,984
                        =========                        ========      =========                        ========

ESOP Shares

In accordance with ERISA regulations and the ESOP documents, the respective Trust may purchase and the Company is obligated to purchase vested common stock shares from ESOP participants (see Note 8) at the fair value (as determined by an independent appraiser) until such time as the Company's common stock is publicly traded. The shares initially bought by the investors, including the ESOP, in 1988 were bought at a "control price," reflecting the higher price that buyers typically pay when they buy an entire company (as the ESOP and other investors did in the 1988 Leveraged Buy-Out). A special provision in the ESOP permits participants to receive a "control price" when they sell these shares back to the Company under the ESOP's "put option" provisions. This "control price," as determined by the trustee was $47.00 per share as of December 27, 2001. The additional shares obtained by the ESOP in 1994 through 2001 were at a "minority interest price," reflecting the lower price that buyers typically pay when they are buying shares of a company in the market place. Participants do not have the right to sell these shares at the "control price". The minority interest price as determined by the trustee was $44.75 per share as of December 27, 2001. Participants receive their vested shares upon retirement, becoming disabled, or death over a period of one to five years and for other reasons of termination over a period of one to ten years, all as set forth in the Plan documents. The ESOP Trust ("ESOT") or the Company purchases participants' shares at the applicable price, utilizing cash available from the Company's contributions and loans (see Note 8). The participant can elect to retain distributed ESOP shares instead of a participant put. Based on fair values of $47.00 and $44.75 per share as of December 27, 2001, the estimated maximum contingent liability to repurchase shares from the ESOP participants upon death, disability, retirement and termination is as follows: $19,996 in 2002, $24,340 in 2003, $26,292 in 2004, $24,228 in 2005, $20,873 in 2006 and $210,639
thereafter. Under the Subscription Agreement with the ESOP dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase. As explained above in Note 8, the ESOP was merged into the Savings Plans effective January 1, 2001. All rights and obligations of the ESOP and its participants remain intact in the Savings Plans.

Other Redeemable Common Stock

On December 10, 1999, the Company entered into an agreement with various financial institutions for the sale of 426,217 shares of the Company's stock and Subordinated Notes (see Note 5). Under a contemporaneous registration rights agreement, the holders of these shares of stock will have a put right to the Company commencing on December 10, 2003, at a price of $40.53 per share, unless one of the following events has occurred prior to such date or the exercise of the put right: (1) an initial public offering of the Company's common stock has been consummated; (2) all the Company's common stock has been sold; (3) all the Company's assets have been sold in such a manner that the holders have received cash payments; or (4) the Company's common stock has been listed on a national securities exchange or authorized for quotation on the NASDAQ National Market System for which there is a public market of at least $100 million for the Company's common stock. If, at the time of the holders' exercise of the put right the Company is unable to pay the put price because of financial covenants in loan agreements or other provisions of law, the Company will not honor the put at that time, and the put price will escalate for a period of up to four years, at which time the put must be honored. The escalation rate increases during such period until the put is honored, and the rate varies from an annualized factor of 22.0% for the first quarter after the put is not honored up to 52.0% during the sixteenth quarter. The annual accretion in the fair value of these shares is reflected as a reduction of Common Stockholders' Share of Net Earnings on the Consolidated Statements of Operations. On December 26, 2001, two of the holders sold 140,000 of these shares on the Company's internal market and those shares are no longer subject to the put right.

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

Following are the changes in Redeemable Common Stock for the three years ended December 27, 2001:


                                                                          Redeemable Common Stock
                                                            Other                  ESOP                  Total
                                                            -----                  ----                  -----
Balance, December 31, 1998                                 $ 3,049               $180,812              $183,861
  Exercise of put option                                    (3,049)                     -                (3,049)
  Shares purchased by the Company                                -                 (1,899)               (1,899)
  Shares purchased by the ESOP                                   -                  6,466                 6,466
  Shares purchased on the Internal Market                        -                  2,319                 2,319
  Shares released from collateral                                -                 10,577                10,577
  Shares pledged as collateral                                   -                (11,082)              (11,082)
  ESOP diversification (a)                                       -                   (753)                 (753)
  Issuance of common stock with put rights                   6,048                      -                 6,048
  Adjustment of shares to fair value                            94                 (3,466)               (3,372)
                                                           -------               --------              --------
Balance, December 30, 1999                                   6,142                182,974               189,116
  Shares purchased by the ESOP                                   -                    568                   568
  Shares purchased on the Internal Market                        -                    612                   612
  Shares released from collateral                                -                  2,958                 2,958
  Shares pledged as collateral                                   -                   (300)                 (300)
  Adjustment of shares to fair market value                  1,842                 51,534                53,376
                                                           -------               --------              --------
Balance, December 28, 2000                                   7,984                238,346               246,330
  Shares purchased by/contributed to the Savings Plans           -                (11,569)              (11,569)
  Shares  sold on the Internal Market                       (3,407)                (2,420)               (5,827)
  Shares purchased on the Internal Market                        -                  1,598                 1,598
  ESOP diversification (a)                                       -                 (1,046)               (1,046)
  Adjustment of shares to fair market value                  2,390                101,459               103,849
                                                           -------               --------              --------
  Balance, December 27, 2001                               $ 6,967               $326,368              $333,335
                                                           =======               ========              ========

(a) Under diversification rules, as defined by the Plan, ESOP participants have the option of receiving a distribution of up to 25.0% of their aggregate accounts, in order to convert Company stock into another type of investment. The option extends over a five-year period beginning after the participant has reached age 55 and has ten years of participation in the ESOP. At the sixth year, the distribution right increases to 50.0% of the participant's account less any amounts previously paid.

(10)   Common Stock

At December 27, 2001, common stock includes shares issued to outside investors, officers and directors, current and former employees, the ESOP, and the Savings Plans, as well as any ESOP or Savings Plan shares that have been distributed in kind to former participants in the plans.

(11)   Restricted Stock

The Company had a Restricted Stock Plan (the "Plan") under which management and key employees could be awarded shares of common stock based on the Company's performance. The Company initially reserved 1,023,037 shares of common stock for issuance under the Plan. Under the Plan, Restricted Stock Units ("units") were granted to participants who were selected by the Compensation Committee of the Board of Directors. Each unit entitled the participant upon achievement of the performance goals (as defined in the Plan) to receive one share of the Company's common stock. Units could not be converted into shares of common stock until the participant's interest in the Units had vested. Vesting occurred upon completion of the specified periods as set forth in the Plan. All units granted under the Plan have vested or have been forfeited and all vested shares have been subsequently distributed or deferred until a future distribution date. Of the deferred shares, 105,898 remain to be distributed.

(12) Acquisitions and Dispositions

On December 27, 2001, the Company completed the merger of its wholly-owned subsidiary, DynCorp Management Resources, Inc. ("DMR"), the Company's state and local government services subsidiary, into TekInsight.com, Inc. The merger between TekInsight.com Inc. and DMR formed the new entity DynTek, Inc. DynTek, Inc. is a public company listed on NASDAQ under the symbol DYTK. DynTek, Inc. is a provider of information technology and outsourced management services to state and local governments serving customers across 17 states. On a pro forma basis, DynTek, Inc. had revenues of approximately $77.2 million for the fiscal year ended June 30, 2001.

The Company received 18,336,664 shares of class B common stock of DynTek, Inc. These shares are not registered, but the Company has the right to require DynTek, Inc. to register the shares. An independent appraisal of these shares resulted in a value of $31.0 million for these shares at December 27, 2001. This transaction resulted in a gain on the sale of approximately $29.1 million; however, under GAAP the Company recognized only 60% of the gain or $17.4 million for this non-monetary transaction because the Company has a 40% ownership interest in the new entity, DynTek, Inc.

The $15.4 million gain on the disposal of DMR is partially offset by DMR's $13.7 million operating loss. Since the Company has a 40% interest in DynTek, Inc. and does not have control, it will account for its investment on the equity basis of accounting going forward. The Company has the right to appoint people to three of the seven director positions on the board of DynTek, Inc.

As part of the merger agreement, the Company has contract obligations for several outstanding performance bonds on certain DMR contracts, which total approximately $3.4 million as of December 27, 2001. DynTek, Inc. has agreed to make its best effort to replace the bonds with its own obligations. The Company is also obligated to the Commonwealth of Virginia for satisfactory performance on DMR's contract to provide non-emergency medical transportation services in Virginia. Should DynTek, Inc. default on the Virginia contracts and/or any of the performance bonds, it could result in financial losses for the Company.

In the first quarter of 2002, the Company paid $2.6 million to DynTek, Inc. in resolution of a dispute concerning the adequacy of DMR's working capital at the time of closing. The Company recorded the $2.6 million payment as a liability at December 27, 2001, and included the $2.6 million payment in its calculation of the gain on the sale. DynTek, Inc. is currently seeking attitional financing. At this time, the Company does not expect to make additional payments to DynTek, Inc. However, it is possible that the Company may make additional payments to DynTek, Inc. in order to assist in funding its business in the future.

In September 2000, the Company purchased for $2.5 million certain assets and liabilities of a company which develops and markets proprietary decision-support software and provides related consulting services to evaluate and profile performance of healthcare providers. The purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary estimated fair value at the date of acquisition, under the purchase method of accounting. Goodwill, net of accumulated amortization, associated with this purchase is $2.7 and $2.9 million as of December 27, 2001 and December 28, 2000, respectively and is being amortized over 15 years.

On December 10, 1999, the Company acquired GTE Information Systems LLC, a subsidiary of GTE Corporation, for $167.5 million in cash and has accounted for the acquisition as a purchase. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair value at the date of acquisition. On December 13, 1999, the name of GTE Information Systems LLC was changed to DynCorp Information Systems LLC ("DIS"). It operates as a separate subsidiary of the Company. Operating results for DIS have been included from the date of acquisition. Goodwill, net of accumulated amortization, associated with this purchase is $57.2 and $59.6 million as of December 27, 2001 and December 28, 2000, respectively, and is being amortized over 30 years. See Note 2 for further discussion on the revision of 2000 and 1999 Consolidated Financial Statements as it relates to the acquisition of DIS.

The following unaudited pro forma combined financial information presents the historical results of operations of the Company and DIS, with pro forma adjustments as if DIS had been acquired as of the beginning of the period presented. The unaudited pro forma information is not necessarily indicative of what the results of operations actually would have been if the transaction had occurred as of the beginning of the period, or of future results of operations. The unaudited pro forma information does not reflect purchase accounting adjustments for any preacquisition contingencies or losses.

                                                                       1999
                                                                (Unaudited and Revised
                                                                    - See Note 2)
                                                                    -------------
                                                                   (unaudited)
        Revenue                                                    $ 1,560,971
        Net earnings                                               $     4,164
        Basic earnings per share                                   $      0.42
        Diluted earnings per share                                 $      0.41

(13) Savings Plans

In 2000 and 1999, the Company had a Savings and Retirement Plan ("SARP") which was intended to qualify under section 401(k) of the Internal Revenue Code ("IRC"). The plan allowed eligible employees to defer 1.0% to 15.0% of their compensation on a pretax basis for contribution to their SARP accounts. In 1996, the Company began matching 100.0% of the first 1.0% of employee deferrals and 25.0% of the next 4.0% of employee contributions, provided the employee contribution was invested in Company stock funds. Matching contributions are invested in additional shares of the Company's common stock.

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

Under the revised Savings and Retirement Plan, the Company may make a matching contribution of 50.0% of the first 8.0% of compensation deferred by the employee and an additional matching contribution of 50.0% of the first 3.0% of compensation so deferred which is invested in the Company stock investment fund; the Company may also make a discretionary contribution of 1.0% of compensation on behalf of eligible participants. All Company contributions are invested in the Company stock investment fund for such participants. Under the Capital Accumulation and Retirement Plan, the initial Company matching contribution is 25.0% of the first 8.0% of compensation deferred by the employee, and the additional matching contribution for investments in the Company stock investment fund is the same. Under the Capital Accumulation and Retirement Plan, the Company may also make a discretionary contribution of 2.0% of compensation. All Company contributions, other than those used to pay administrative expenses are either in the form of Company stock or cash to be used by the Savings Plans to acquire Company stock. Beginning in January 2001, the Plans allow eligible employees to defer 1.0% to 18.0% of their compensation on a pretax basis for contribution to their Savings Plans' accounts.

In 2001, the Company contributed $2,182 to the Savings Plans to cover the difference between the control price and the minority interest price on the ESOP shares which were put back to the Company during 2001 under the ESOP's "put option" provisions. This amount was recorded as an increase to Treasury Stock on the Consolidated Balance Sheet in 2001, due to the put obligation on the shares being removed at the time the shares were purchased back by the Company.

The Company has expensed approximately $2,617, and $1,937 in 2000, and 1999, respectively, related to the employer matching contributions to the SARP. These amounts were charged to Cost of Services and Corporate General and Administrative Expenses.

In 2001, the Company expensed approximately $18,792 for the employer match into the Savings Plans which was charged to Cost of Services and Corporate General and Administrative Expenses.

(14)   Income Taxes

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

Earnings (loss) from continuing operations before income taxes, minority in-terest, and extraordinary item (see Note 5) were derived from the following:

                                              Fiscal Years Ended

                                                2000 (Revised -   1999 (Revised -
                                   2001          See Note 2)          See Note 2)
                                   ----          -----------          -----------
     Domestic operations         $ 97,739          $(56,630)           $ 14,489
     Foreign operations             1,461               397                 729
                                 --------          --------            --------
                                 $ 99,200          $(56,233)           $ 15,218
                                 ========          ========            ========

The provision (benefit) for income taxes consisted of the following:

                                              Fiscal Years Ended

                                                2000 (Revised -     1999 (Revised -
                                   2001            See Note 2)         See Note 2)
                                   ----            -----------         -----------
Current:
  Federal                        $  10,493         $ 13,844            $ 1,578
  Foreign                              546            1,700                120
  State                                437              471                636
                                 ---------         --------            -------
                                    11,476           16,015              2,334
                                 ---------         --------            -------
Deferred:
  Federal                           23,274          (37,221)             4,464
  Foreign                                -                -                  -
  State                                374             (486)            (2,167)
                                 ---------         --------            -------
                                    23,648          (37,707)             2,297
                                 ---------         --------            -------
Valuation Allowance:
  Federal                                -                -                  -
  State                               (374)             756                 22
                                 ---------         --------            -------
                                      (374)             756                 22
                                 ---------         --------            -------
Total                            $  34,750         $(20,936)           $ 4,653
                                 =========         ========            =======

The components of deferred taxes are as follows:

                                                                                December 28, 2000
                                                        December 27, 2001   (Revised - See Note 2)
                                                        -----------------   -----------------------
Deferred tax liabilities:
  Employee benefits                                         $    (450)            $       (902)
  Contract revenue recognition                                (17,928)                 (11,480)
  Other, net                                                   (4,928)                    (847)
                                                            ---------              -----------
Total deferred tax liabilities                                (23,306)                 (13,229)
                                                            ---------              -----------
Deferred tax assets:
  Deferred compensation                                         1,029                    1,085
  Operating reserves and other accruals                        29,178                   40,802
  Depreciation and amortization                                   662                    1,614
  Increase due to federal rate change                             335                      335
  Benefit of state tax on temporary differences and
   state net operating loss carryforwards                       5,140                    5,514
                                                            ---------              -----------
  Total deferred tax assets                                    36,344                   49,350
                                                            ---------              -----------
  Total temporary differences before valuation
    allowances                                                 13,038                   36,121

Valuation Allowances:
  State                                                        (5,140)                  (5,514)
                                                            ---------              -----------
  Total temporary differences affecting tax
    provision                                                   7,898                   30,607
  "Safe harbor" leases                                         (3,903)                  (4,035)
  Acquired contingent reserves                                 (8,083)                  (1,154)
                                                            ---------              -----------
Net deferred tax (liability) asset                          $  (4,088)             $    25,418
                                                            =========              ===========

No valuation allowance was required for the Company's federal deferred tax assets at December 27, 2001 and December 28, 2000. State valuation allowances represent reserves for income tax benefits, which are not recognized due to uncertainty regarding future earnings in the applicable states. The net deferred tax asset includes current deferred tax assets of $4,560 and $15,079 as of December 27, 2001 and December 28, 2000, respectively, which are included in Other Current Assets on the Consolidated Balance Sheets.

The Company's U.S. federal income tax returns have been cleared with the IRS through 1997.

Cash paid for income taxes was $12,084 for 2001, $5,514 for 2000, and $4,942 for 1999.

The tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. federal income tax rate to the earnings from continuing operations before minority interest. The differences are reconciled as follows:

                                                                    Fiscal Years Ended

                                                                    2000 (Revised -       1999 (Revised -
                                                    2001               See Note 2)           See Note 2)
                                                     ----              -----------           -----------
Expected federal income tax provision
  (benefit)                                       $  34,720             $(19,682)               $ 5,326
Minority interest not included in tax
  provision                                            (782)                (831)                  (446)
State and local income taxes, net of
  federal income tax benefit (provision)                284                  482                 (1,637)
Nondeductible amortization of in-
  tangibles and other costs                             604                  606                  1,173
Foreign income tax provision                            546                1,700                    120
Foreign and fuel tax credits                           (592)              (2,614)                   (54)
Other, net                                              (30)                (597)                   171
                                                  ---------              -------                -------
Tax provision (benefit)                           $  34,750             $(20,936)               $ 4,653
                                                  =========             ========                =======

The Company has state net operating loss carryforwards available to offset future taxable income. Following are the net operating losses by year of expiration:


       Year of Expiration              State Net Operating Losses
       ------------------              --------------------------
        2001                                   $      607
        2002                                          727
        2003                                        1,079
        2004                                        5,290
        2005                                          956
        Through 2020                               62,181
                                                ---------
                                               $   70,840
                                               ==========

(15) Pension and Postretirement Benefits Plans

Multi-employer Pension Plan
---------------------------

Union employees who normally are not participants in the ESOP or Savings Plans may be covered by multi-employer pension plans under which the Company pays fixed amounts, generally based on hours worked, according to the provisions of the various labor contracts. In 2001, 2000, and 1999, the Company expensed $5,063, $4,077, and $3,954, respectively, for these plans. Under the Employee Retirement Income Security Act of 1974 as amended by the Multi-employer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multi-employer plan for its proportionate share of the plan's unfunded vested benefits liability. Based on information provided by the administrators of the majority of these multi-employer plans, the Company does not believe there is any significant amount of unfunded vested liability under these plans.

Defined Benefit Pension Plans
-----------------------------

On December 11, 1999, the Company's subsidiary, DIS, established the DIS Pension Plan for Salaried Employees, which is a noncontributory defined benefit pension plan sponsored by DIS, covering a majority of DIS's employees. The benefits to be paid under this plan are generally based on years of credited service and average final earnings. DIS' funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plan's benefit obligation to employees upon their retirement. The assets of the plan consist primarily of corporate equities, government securities, and corporate debt securities.

Certain participants who terminate from the Company as a result of a reduction in work force receive Involuntary Separation Payments ("ISEP") from the DIS Pension Plan for Salaried Employees, based on salary and length of service.

Also on December 11, 1999, certain of DIS's union employees began participating in the DynCorp Information

Systems LLC Union Pension Plan, which is a noncontributory defined benefit pension plan. DIS union employees are also eligible for a postretirement healthcare and life insurance benefit plan, sponsored by DIS.

Postretirement Benefit Plan
---------------------------

On December 11, 1999, a majority of DIS's then-current employees became covered under a postretirement healthcare and life insurance benefit plan sponsored by DIS. The determination of benefit cost for the postretirement health plan is generally based on comprehensive hospital, medical and surgical benefit plan provisions.

The following is a reconciliation of the benefit obligations, plan assets, and funded status of the Company's Defined Benefit Pension and Union Pension Plans and Postretirement Benefit Plan:

Change in Benefit Obligation:                                Pension Benefits              Postretirement Benefits
                                                             ----------------              -----------------------
                                                            2001           2000             2001              2000
                                                            ----           ----             ----              ----
Benefit obligation at beginning of year                   $37,455        $44,448          $22,632           $21,608
Service cost                                                3,146          2,943               78               188
Interest cost                                               3,302          3,633            1,552             1,631
Actuarial loss (gain)                                       6,722         (3,761)            (913)              779
Participant contributions                                       -              -              102                96
ISEP benefits paid                                         (2,228)          (563)               -                 -
Other benefits paid                                        (6,348)        (9,245)          (1,327)           (1,670)
                                                          -------        -------          -------           -------
Benefit obligation at end of year                         $42,049        $37,455          $22,124           $22,632
                                                          -------        -------          -------           -------
Change in Plan Assets:                                       Pension Benefits              Postretirement Benefits
                                                             ----------------              -----------------------
                                                            2001           2000             2001              2000
                                                            ----           ----             ----              ----
Fair value of assets at beginning of year                 $50,540        $57,604          $ 7,021           $12,090
Actual return on plan assets                               (1,962)         2,744           (2,996)                -
Unrecognized net actuarial gain (loss)                     11,615         (1,564)           4,102             1,545
Employer contributions                                          -              -            1,226            (3,495)
Employee contributions                                          -              -              102                96
ISEP benefits paid                                         (2,228)          (563)               -                 -
Other benefits paid                                        (6,348)        (9,245)          (1,327)           (1,670)
                                                          -------        -------          -------           -------
Fair value of assets at end of year                       $51,617        $48,976          $ 8,128           $ 8,566
                                                          -------        -------          -------           -------

Funded Status Reconciliation:                                Pension Benefits              Postretirement Benefits
                                                             ----------------              -----------------------
                                                            2001           2000             2001              2000
                                                            ----           ----             ----              ----
Funded status                                             $(2,049)       $13,085          $(18,098)         $(15,611)
Unrecognized prior service cost                                 2              -                 -                 -
Unrecognized net actuarial (gain) loss                     11,615         (1,564)            4,102             1,545
                                                          -------        -------          --------          --------
Net prepaid (unfunded) benefit cost                       $ 9,568        $11,521          $(13,996)         $(14,066)
                                                          =======        =======          ========          ========

Assumptions:                                                 Pension Benefits              Postretirement Benefits
                                                             ----------------              -----------------------
                                                            2001             2000           2001              2000
                                                            ----             ----           ----              ----
Discount rate                                               7.3%             7.5%           7.3%              7.5%
Varying rates of increase in
     compensation levels based on age                       4.8%             5.0%           N/A               N/A
Expected weighted-average long-term
     rate of return on assets                               9.0%             9.0%           6.8%              6.8%
Assumed health care cost trend rate:
     Post-65 claim group                                    N/A              N/A            6.3%              6.5%
     Pre-65 claim group                                     N/A              N/A            6.3%              6.5%

Net periodic pension cost and postretirement benefit costs included the following:

                                                             Pension Benefits              Postretirement Benefits
                                                             ----------------              -----------------------
                                                            2001             2000           2001              2000
                                                            ----             ----           ----              ----
Service cost                                              $3,146         $ 2,943          $   78            $   188
Interest cost                                              3,302           3,633           1,552              1,631
Expected return on plan assets                            (4,496)         (4,942)           (474)              (765)
                                                          ------         -------          ------            -------
Net periodic pension cost                                 $1,952         $ 1,634          $1,156            $ 1,054
                                                          ======         =======          ======            =======

For the postretirement benefit plan the health care cost trend rates are assumed to decline gradually by 0.3% until the ultimate rate of 5.5% is reached in 2004 for post-65 and pre-65 claim groups and will remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                 1-Percentage-Point        1-Percentage-Point
                                                      Increase                  Decrease
                                                      --------                  --------
Effect on total of service and
     interest cost components                         $    89                   $   (81)
Effect on accumulated
     postretirement benefit obligation                $ 1,223                   $(1,111)

(16)  Net Earnings (Loss) Per Common Share

Basic earnings (loss) per common share ("EPS") is computed by dividing common stockholders' share of net earnings (loss) by the weighted-average number of common shares outstanding and contingently issuable shares. The weighted-average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated ESOP shares. Shares earned and vested but unissued under the Restricted Stock Plan are contingently issuable shares whose condition for issuance have been satisfied and as such have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted-average number of stock warrants and options outstanding, assuming the treasury stock method.

The following is a reconciliation of shares for basic EPS to shares for diluted EPS for the fiscal years ended:

                                                                                   2001           2000          1999
                                                                                   ----           ----          ----

Weighted-average shares outstanding for basic EPS                                 10,559          10,477        10,044
   Effect of dilutive securities:
      Stock options                                                                  554               -           229
                                                                                  ------          ------        ------
Weighted-average shares outstanding for diluted EPS                               11,113          10,477        10,273
                                                                                  ======          ======        ======

(17)   Incentive and Deferred Compensation Plans

The Company has several formal incentive compensation plans that provide for incentive payments of cash and stock to officers and key employees. Incentive payments under these plans are based upon operational performance, individual performance, or a combination thereof, as defined in the plans. In 2000, the chief executive officer was awarded 25,000 shares of the Company's stock under the Company's Long-Term Incentive Stock Plan, which would vest entirely and be distributable at such time as, but only in the event that, the price of common stock exceeded $40.00 per share by a date no later than December 31, 2002. In December 2001, these 25,000 options vested when the common stock traded at $40.50 per share on the Company's internal market. The expense of $1,013 was recorded in December 2001, when the restrictions on the shares lapsed.

In November 2001 the Company entered into three-year employment agreements with certain executives specifying annual salaries and incentive plan target bonuses and providing for payment of salary and pro-rated bonuses following termination. The employment agreements also provide, in the event of involuntary termination without cause, for consulting payments and non-compete payments for a period of thirty months, and, if the executive is terminated in connection with a change in control of the Company, payment of an additional lump-sum amount.

The Company has several types of deferred compensation plans for certain executives. In 1998 the Company established the Key Executive Share-Option Compensation Plan, which offers certain executives and key management employees the opportunity to defer any selected portion of annual salary and bonuses. The Company has recorded an asset and a liability at the fair market value of the investments made with the deferrals in the amount of $1.5 million and $1.0 million as of December 27, 2001 and December 28, 2000, respectively. The related investment asset is treated as a trading security under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and therefore the related fluctuations in the fair market value are charged to Corporate General and Administrative Expenses and Cost of Services.

In 1997 the Company established the Supplemental Executive Retirement Plan, which offers certain executives additional retirement benefits in the form of a ten-year certain stream of payments based on a percentage of final year annual compensation. The plan also includes pre- and post-retirement lump sum death benefit provisions. The Company has recorded a liability in the amount of $2.6 million and $2.4 million as of December 27, 2001 and December 28, 2000, respectively, for these retirement balances.

In 1980, the Companybegan allowing certain executives to defer any amount of their base salary in excess of the Social Security wage base until retirement or any set date more than five years in the future. These balances are to be paid out in either lump sums or over a certain number of years up to ten years as agreed to in the original deferred compensation agreements with each executive. The deferred balances earn interest based on a rate equal to the average interest rates of interest paid for one-year certificates of deposit. There have not been any additional deferrals since 1988. The Company has recorded a liability in the amount of $0.2 million as of December 27, 2001 and December 28, 2000, which includes all future pay-outs and accrued interest.

(18) Stock Option Plans

In March 1999, the Company adopted a Long-Term Incentive Stock Plan, which authorizes the grant of performance-based stock and cash incentive compensation in the form of non-qualified stock options, stock appreciation rights, restricted stock, performance grants and awards, and other stock-based grants and awards. Specific terms relating to the grant are set by the Compensation Committee at the time of the grant. Stock options granted under the Plan permit optionees to purchase a designated number of shares of common stock at an exercise price set by the Committee, which establishes vesting and exercise provisions to be set forth in individual option agreements. The exercise price may not be lower than the fair market value of the shares as of the time the option is granted. Following an action by the Compensation Committee in February 2001, options granted during 1999 and 2000 will generally vest over a six-year period or over a lesser period if certain stock price targets are met in future years. Options that are not exercised within ten-years of the grant date will expire.

The Company adopted a non-qualified Stock Option Plan in 1995, whereby options could be granted to officers, directors, and other key employees to purchase a maximum of 1,250,000 common shares at an option price not less than the most recently determined fair market value as of the grant date. The grants are exercisable only when vested and vest proportionately over a period of four or five years, depending on the date of the grant. Options that are not exercised within ten or seven years from the date of the grant, depending on the date of the grant, shall expire. The fair value of each option grant is equal to the Formula Price at the date of grant. The Company's ability to grant options under the 1995 Stock Option Plan ended on June 30, 2001.

Stock option activity was as follows:

                                                                2001                  2000              1999
----------------------------------------------- --------------------- --------------------- -----------------
Outstanding, beginning of year                             1,625,000             1,603,150          1,238,600
Granted                                                      339,200               447,000            468,750
Exercised                                                    (42,764)              (95,813)            (5,400)
Canceled or terminated                                       (56,586)             (329,337)           (98,800)
----------------------------------------------- --------------------- --------------------- -----------------
Outstanding, December 27, 28, and 30                       1,864,850             1,625,000          1,603,150
Exercisable                                                  973,535               698,450            590,200

Average price
     Outstanding, beginning of year                           $20.82                $20.29             $18.69
     Granted                                                   29.78                 23.50              24.38
     Exercised                                                 20.05                 17.04              17.26
     Canceled or terminated                                    21.35                 22.95              19.82
     Outstanding, end of year                                  22.38                 20.82              20.29

Weighted-average grant date fair value of options was $31.49, $23.88, and $24.38 for 2001, 2000, and 1999, respectively.

The following table summarizes information about stock options outstanding at December 27, 2001:

                                                                                            Weighted-Average
Range of                                        Number         Weighted-Average                    Remaining
Prices                                     Outstanding           Exercise Price             Contractual Life
--------------------------- --------------------------- ------------------------ ----------------------------
$14.90 - 19.00                                 598,700                   $16.85                         1.17
 20.00 - 23.25                                 316,500                    21.65                         6.07
 23.50 - 24.50                                 672,650                    23.89                         8.07
 31.00 - 31.50                                 277,000                    31.49                         9.57

The following table summarizes information about stock options exercisable at December 27, 2001:

Range of                                                          Number                    Weighted-Average
Prices                                                       Exercisable                      Exercise Price
------------------------------------- ----------------------------------- -----------------------------------
$14.90 - 19.00                                                   586,700                              $16.81
 20.00 - 23.25                                                   202,950                               21.46
 23.50 - 24.50                                                   182,885                               24.01
 31.00 - 31.50                                                     1,000                               31.50

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for this plan. Had compensation cost for the plan been determined based on the fair value at the grant date consistent with SFAS No. 123, common stockholders' share of net earnings (loss) and earnings (loss) per share would have been as follows:

Fiscal Years Ended                                        2001             2000 (Revised -      1999 (Revised -
                                                                             See Note 2)         See Note 2)
----------------------------------------------- --------------------- --------------------- -----------------
Common stockholders' share of
net earnings (loss)
     As reported                                             $58,522               $(40,654)           $ 5,902
     Pro forma                                               $57,976               $(41,684)           $ 4,783
Basic earnings (loss) per share
     As reported                                              $ 5.54                 $(3.88)            $ 0.59
     Pro forma                                                $ 5.49                 $(3.98)            $ 0.48
Diluted earnings (loss) per share
     As reported                                              $ 5.27                 $(3.88)             $0.57
     Pro forma                                                $ 5.22                 $(3.98)             $0.47

The minimum value is estimated on the date of grant assuming a five year expected life of the options, a volatility factor of zero, a dividend yield of zero, and risk-free interest rates of 1.7%, 5.9%, and 5.2% for 2001, 2000, and 1999, respectively.

(19)   Leases

Future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year at December 27, 2001 are summarized below:

        Fiscal Years Ending
        -------------------
        2002                                              $  46,963
        2003                                                 42,968
        2004                                                 36,790
        2005                                                 27,600
        2006                                                 25,643
        Thereafter                                           69,818
                                                          ---------
        Total minimum lease payments                      $ 249,782
                                                          =========

Rent expense for leases of $40,734,  $42,426,  and $34,769 for 2001,  2000,  and
1999, respectively, has been charged to Cost of Services and Corporate General and Administrative Expense. Of these 2001 rent expenses, approximately $21.5 million was directly charged to cost reimbursable contracts. Of the future minimum lease payments, approximately $155.9 million are expected to be directly charged to cost reimbursable contracts.

(20) Contingencies and Litigation

The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortuous conduct. The Company is also potentially liable for certain personal injury, tax, environmental, and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury, and contract and dispute claims. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny, liability, and in some cases have offsetting claims against the plaintiffs, third parties, or insurance carriers. The total amount of damages currently claimed by the plaintiffs in these cases is estimated to be approximately $7.0 million (including compensatory punitive damages and penalties). The Company believes that the amount that will actually be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance, the Company believes it is adequately reserved with respect to the potential liability for such claims. The estimates set forth above do not reflect claims that may have been incurred but have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

In September, 2000, the Company became aware of significant errors in preacquisition estimates of the cost to complete a major ten-year federal government telephone installation and operation contract that was undertaken in 1998 by GTE Information Systems LLC, now known as DynCorp Information Systems LLC, a wholly-owned subsidiary of the Company ("DIS"). The Company acquired GTE Information Systems LLC from Contel, Inc., a subsidiary of GTE, Inc., in December 1999. As a consequence of these errors, the Company recorded a loss reserve for the contract in the amount of $69.0 million, which had a remaining balance of $53.8 million at December 28, 2000. See Note 2 for a discussion concerning the accounting for such loss reserve. Effective August 1, 2001, DIS and the federal government customer entered into a bilateral modification of the contract as a consequence of which the Company reduced the previously recorded loss reserve by $42.7 million effective in the third quarter 2001. This reduction resulted from the government's elimination of certain future liabilities from the contract, an increase in future billing rates for calls, and a decrease in future call revenue shared with the government agency. On August 10, 2001, the Company instituted suit against GTE, Inc. claiming breaches of the acquisition agreement representations and warranties and for other relief.

On September 11, 2001, DynCorp and three of its wholly-owned subsidiaries were served with a civil action filed in the United States District Court for the District of Columbia on behalf of certain Ecuadorian citizens and an alleged class that could consist of at least 10,000 such unnamed citizens, alleging personal injury, property damage and wrongful death as a consequence of the spraying of narcotic crops along the Colombian border adjacent to Ecuador. The action seeks a declaratory judgment and injunctive relief as well as unspecified compensatory and punitive damages. Spraying operations are conducted under a Company subsidiary contract with the United States Department of State in cooperation with the Colombian government. No spraying operations are conducted in Ecuador, although the complaint alleges that sprayed material has drifted across the border into Ecuador. All operations of the Company's subsidiary in Colombia are conducted in accordance with specific instructions from the Department of State using equipment and spray material provided by the United States government. The State Department has publicly stated that the spray material has been demonstrated not to be toxic to human beings. The Company and its subsidiaries have placed their insurance carriers on notice and tendered defense. The Company and its subsidiaries intend to vigorously defend against all allegations. The Company does not expect any losses due to this litigation.

Regarding environmental issues, neither the Company, nor any of its subsidiaries, is named a Potentially Responsible Party (as defined in the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA")) at any site. The Company, however, did undertake, as part of the 1988 divestiture of a petrochemical engineering subsidiary, an obligation to install and operate a soil and water remediation system at a subsidiary research facility site in New Jersey and also is required to pay the costs of continued operation of the remediation system. In addition, the Company, pursuant to the 1995 sale of its commercial aviation business, is responsible for the costs of clean-up of environmental conditions at certain designated sites. Such costs may include the removal and subsequent replacement of contaminated soil, concrete, and underground storage tanks, that existed prior to the sale of the commercial aviation business. The resolution of these matters is not expected to have a material impact on the Company's results of operations or financial condition. The Company believes it has adequate accruals for any liability it may incur arising from the designated sites.

The Company has been advised by the purchasers of two former subsidiaries (DynAir Tech of Florida, Inc. and DynAir Services Inc.) of environmental claims by Dade County, Florida, arising out of the former subsidiaries' conduct of business at Miami International Airport ("MIA"). Claims for indemnification are being asserted against the Company pursuant to divestiture agreements entered into in 1995. The Company has assumed defense of these allegations with a full reservation of rights. A lawsuit was filed in April 2001 by Dade County in Florida State Court against DynAir Tech's successor-in-interest, Sabretech, Inc., and 16 other defendants, but neither Sabretech nor any other named defendant has been served. DynAir Services is not presently a named defendant, although it is one of an additional 200 companies that the County has identified as having possible responsibility for contamination at MIA. Under the terms of the DynAir Tech divestiture agreement, the purchaser is responsible for the first $125,000 of cost incurred as a result of such claims; however, the Company is required to assume full responsibility for all costs to the extent claims exceed $125,000 up to an aggregate maximum amount of $2.5 million. If the Company is required to indemnify under the DynAir Services divestiture agreement, it would be responsible for all related costs. The County's complaint specifies $200.0 million of incurred and $250.0 million of future damages against the named defendants. Defense has been tendered to certain of the Company's insurance carriers, although no coverage determination has been made. Both DynAir Services and Sabretech are represented by environmental defense counsel and intend to vigorously defend against the allegations. At this time, the Company cannot reasonably determine the exposure, if any, to possible losses from these claims.

The Company is a party to other civil and contractual lawsuits that have arisen in the normal course of business for which potential liability, including costs of defense, constitutes the remainder of the $7.0 million discussed above. The estimated probable liability (included in Other Liabilities and Deferred Credits on the Consolidated Balance Sheet) for these issues is approximately $4.0 million and is substantially covered by insurance. All of the insured claims are within policy limits and have been tendered to and accepted by the applicable carriers. The Company has recorded an offsetting asset (included in Other Assets on the Consolidated Balance Sheet) of $3.3 million at December 27, 2001 for these items.

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

The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors if the payments exceed allowable costs. A majority of the audits have been completed on the Company's incurred contract costs through 1999. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based on its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by various investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at December 27, 2001 that will have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

(21) Business Segments

Effective January 1, 2001, the Company realigned its three Strategic Business Segments into five focused sectors in order to further expand its business in the growing international market and also to segregate out its health information and technology services. These five reportable segments are strategic business units that provide distinctly different services to a variety of customers. DI&ET was divided into AdvanceMed ("ADVMED") and DI&ET. ADVMED is structured as a business-to-business, eHealth decision support solution organization and provides an integrated set of decision support tools to meet the needs of healthcare payers and providers. DI&ET provides a wide range of IT services and other professional services including network and communications engineering, government operational outsourcing, and security and intelligence programs. DI&ET includes DMR, which was divested in December 2001 (see Note 12). DynCorp Technical Services ("DTS") was divided into DynCorp International LLC ("DI") and DTS. DI handles all of the Company's overseas business, including IT solutions, and will continue to provide maintenance worldwide to support U.S. military aircraft. DTS provides a myriad of specialized technical services including aviation services, range technical services, base operations, and logistics support. DynCorp Information Systems LLC ("DIS") offers a full range of integrated telecommunications services and IT solutions in the area of professional services, business systems integration, information infrastructure solutions, and IT operations and support.

The purpose of these realignments was to provide focus and clarity to the Company's businesses and enable the Company to better serve its customers by concentrating and segregating the international and healthcare information and technology services. Business segment information for 2000 has been revised to give effect to this change.

The Company evaluates performance based primarily on operating profit, but also evaluates return on net assets and days sales outstanding. Operating profit is the excess of revenues over cost of services and certain non-operating income and expenses included in Other Income, net of Other Miscellaneous Expenses on the Consolidated Statements of Operations.

The Company derived 96.0%, 98.0%, and 97.0% of its revenues from contracts and subcontracts with the U.S. Government in 2001, 2000, and 1999, respectively. Prime contracts comprised 87.6% of revenue in 2001, 78.7% of revenue in 2000, and 74.6% of revenue in 1999. Prime contracts with the Department of Defense ("DoD") represented 49.0% of revenue in 2001, 44.0% of revenue in 2000, and 40.0% of revenue in 1999. In 2001 and 2000, the Company's second largest customer was the Department of State, comprising 11.0% of revenue. In 1999, the Company's second largest customer was the Department of Energy, comprising 14.0% of revenue. No other customer accounted for more than 10.0% of revenues in any year.

Revenue, operating profit, identifiable assets, capital expenditures, and depreciation and amortization by segment are presented below:

                                                             Fiscal Years Ended

                                                                     2000(e)           1999(e)
                                                                   (Revised -       (Revised -
                                                 2001              See Note 2)       See Note 2)
                                                 ----              -----------       -----------
Revenue
-------
DI&ET                                            $  588,014         $ 606,715       $  581,904
DTS                                                 519,940           450,155          361,880
DI                                                  545,519           459,446          333,619
DIS                                                 245,584           228,128           13,901
ADVMED                                               61,318            64,665           53,977
                                                 ----------        ----------      -----------
                                                 $1,960,375        $1,809,109       $1,345,281
                                                 ==========        ==========       ==========
Operating Profit (Loss)
-----------------------
DI&ET (a)                                        $   39,148        $   36,610      $    29,954
DTS                                                  19,425            16,878           12,140
DI                                                   36,844            25,564           19,383
DIS (b)                                              65,021           (58,760)             989
ADVMED                                                2,652             3,692              621
                                                 ----------        -----------      ----------
                                                    163,090            23,984           63,087

Corporate general and administrative                 29,456             29,350          21,741
Interest expense                                     31,521             41,408          18,943
Interest income                                        (657)            (1,471)         (1,393)
Goodwill amortization (c)                             2,876              4,007           2,947
Amortization of other intangibles of
   acquired companies (d)                             3,358             10,754           8,461
Costs associated with divested
   businesses                                             -                148             286
Minority interest included in operating
   profit (loss)                                     (3,538)            (3,515)         (2,968)
Other miscellaneous                                     874               (464)           (148)
                                                 ----------        -----------     ------------
Earnings (loss) from continuing operations
   before income taxes, minority interest,
   and extraordinary item                        $   99,200        $   (56,233)     $   15,218
                                                 ==========        ===========     ===========

(a) 2001 includes a $17.4 million gain on disposition of DMR (see Note 12).
(b) 2001 includes $42.7 million of income from revised loss estimates due to contract modification in 2001 on a contract acquired with the purchase of DIS. 2000 includes a $76.2 million charge primarily from revised loss es-timates on the same contract (See Note 2).
(c) 1999 includes a write-off of the unamortized goodwill balance of an impaired investment.
(d) 1999 includes write-off of in-process research and development.

                                            Fiscal Years Ended

                                                          2000(e)
                                                        (Revised -
                                          2001          See Note 2)
                                          ----          -----------
        Identifiable Assets
        -------------------
        DI&ET                           $135,063          $145,733
        DTS                              106,658           108,625
        DI                                93,191            83,682
        DIS                              159,147           151,950
        ADVMED                            26,880            26,815
        Corporate                         83,961            76,690
                                        --------          --------
                                        $604,900          $593,495
                                        ========          ========


                                                     Fiscal Years Ended
                                          2001             2000(e)           1999(e)
                                          ----             -------           -------
Capital Expenditures
--------------------
DI&ET                                   $ 2,785           $ 3,084            $ 8,173
DTS                                         461             2,141              2,223
DI                                          387               251                296
DIS                                       1,636            12,231                872
ADVMED                                      227               843                 93
Corporate                                 1,574             2,410              2,221
                                        -------           -------            -------
                                        $ 7,070           $20,960            $13,878
                                        =======           =======            =======

                                                         2000 (e)            1999 (e)
                                                       (Revised -         (Revised -
Depreciation and Amortization             2001             2000                1999
-----------------------------             ----             ----                ----
DI&ET                                   $ 3,480           $ 4,041            $ 5,692
DTS                                       1,211             1,105              1,950
DI                                          749               240                182
DIS                                       5,631            14,087                849
ADVMED                                    1,264               559                949
Corporate                                 7,415             6,862              3,939
                                        -------           -------            -------
                                        $19,750           $26,894            $13,561
                                        =======           =======            =======

(e) Data has been revised to give recognition to the current reportable segment structure.

DMR's results of operations and financial position have been included in all of the DI&ET segment balances noted
above. DMR reported revenues of $41.9 million, $27.0 million and $24.5 million in 2001, 2000, and 1999, respectively. DMR's operating results were $3.7 million, $0.4 million, and $(1.4) million in 2001, 2000, and 1999, respectively. DMR's 2001 operating results include the gain on disposition of $17.4 million, which is offset by $13.7 million loss from operations. Capital expenditures for DMR were $1.2 million, $0.2 million, and $0.1 million in 2001, 2000, and 1999, respectively. Depreciation and amortization for DMR totaled $0.4 million, $0.2 million, and $0.1 million in 2001, 2000, and 1999, respectively. DMR's identifiable assets were $0.0 million, $5.6 million, and $6.8 million in 2001, 2000, and 1999, respectively.

The equity in net income of investees accounted for by the equity method included in operating profit and the amount of investment in equity method investees included in identifiable assets for each segment is presented below:

                                                        Fiscal Years Ended
                                           2001                 2000                 1999
                                           ----                 ----                 ----
Equity Investees' Earnings
--------------------------
DTS                                       $2,396               $2,366               $2,114
DI                                           935                    -                    -
                                          ------               ------               ------
                                          $3,331               $2,366               $2,114
                                          ======               ======               ======

Investment in Equity Investees
------------------------------
DTS                                       $1,462               $3,695               $2,490
DI                                           935                    -                    -
DI&ET                                          -                   25                    -
                                          ------               ------               ------
                                          $2,397               $3,720               $2,490
                                          ======               ======               ======

The Company provides services in foreign countries under contracts with the U.S. Government and foreign customers.

The risks associated with the Company's foreign operations relating to foreign currency fluctuation and political and economic conditions in foreign countries have not had a significant negative impact to the Company.

The Company's foreign operations are significantly influenced by the U.S. Government's foreign policy and funding for such operations. Revenues in foreign countries under contracts with the U.S. Government represent approximately 98% of all foreign operations revenue for 2001 and 99% for 2000 and 1999.

Revenue from foreign operations by segment was as follows:

                                                              Fiscal Years Ended
                                                     2001              2000          1999
                                                     ----              ----          ----
Foreign Operations Revenue
--------------------------
DI&ET                                             $ 10,232         $   4,552       $  4,304
DTS                                                 15,471            15,967         14,794
DI                                                 304,538           344,671        234,787
DIS                                                 21,844            18,805          1,352
ADVMED                                                   -               955          2,455
                                                  --------         ---------       --------
                                                  $352,085         $ 384,950       $257,692
                                                  ========         =========       ========

(22)  Quarterly Financial Data (Unaudited)

A summary of quarterly financial data for 2001 and 2000 is as follows:

                                                    2001 Quarters                               2000 Quarters (a)
                                               (Unaudited and Revised                      (Unaudited and Revised
                                                   - See Note 2)                                  - See Note 2)
                                                   -------------                                  -------------

                                      First      Second      Third     Fourth        First     Second      Third     Fourth
                                      -----      ------      -----     ------        -----     ------      -----     ------
Revenues                            $440,073    $476,900   $504,113   $539,289     $428,500   $445,302   $467,673   $467,634
Gross profit (loss)(a)                23,257      25,687     75,033     22,407       19,650     25,024    (48,191)    30,801
Earnings (loss) from continuing
 operations before income
 taxes and minority interest           6,533       8,911     59,426     24,330           28      4,449    (69,119)     8,409
Minority interest                        611         934        925      1,068          577        635        625      1,678
Net (loss) earnings                    3,497       4,668     37,984     14,763         (893)     2,270    (44,555)     4,366
Common stockholder' share of
  net (loss) earnings per common share:
  Basic (loss) earnings per share     $ 0.28       $0.39      $3.54      $1.33       $(0.13)     $0.17     $(4.29)     $0.37
  Diluted (loss) earnings per share   $ 0.27       $0.37      $3.36      $1.27       $(0.13)     $0.17     $(4.29)     $0.37

(a) 2000 fourth quarter includes $1.1 million of closedown costs on an operation which supported the Department of Justice.

DMR's quarterly revenue and operating results were the following:
($ thousands)

                                  2001 Quarters (a) (b)                            2000 Quarters
                                      (unaudited)                                   (unaudited)
                                      -----------                                   -----------

                      First      Second     Third      Fourth        First     Second     Third     Fourth
                      -----      ------     -----      ------        -----     ------     -----     ------
Revenue              $7,134      $7,270    $13,925     $13,601       $6,555    $7,127     $6,107    $7,194
Gross (loss) profit  $  (40)     $ (524)   $   577     $ 3,736       $  486    $  211     $ (737)   $  454


(a) 2001 fourth quarter includes a $9.4 million loss on a DMR contract providing non-emergency medical transportation services in the Commonwealth of Virginia.
(b) 2001 fourth quarter includes the gain on disposition of DMR of $17.4 million (see Note 12).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required to be set forth herein is included in the Company's Definitive Proxy Statement, which is incorporated herein by reference.

Item 11.  Executive Compensation

The information required to be set forth herein is included in the Company's Definitive Proxy Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required to be set forth herein is included in the Company's Definitive Proxy Statement, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Information

The information required to be set forth herein is included in the Company's Definitive Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

1.       All financial statements.

2.       Financial statement Schedules.

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 27, 2001, December 28, 2000 and December 30, 1999.

All other financial schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the notes thereto, or is not applicable or required.

3.       Exhibits.

Exhibit         Description
-------         -----------

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

3.2             Registrant's By-laws as amended to date (incorporated by reference to Registrant's Form 10-K for
                     1999, File No. 1-3879)

4.1             Indenture, dated March 17, 1997, between the Registrant and United States Trust Company of New York
                     relating to the 9-1/2% Senior Subordinated Notes due 2007 (incorporated by reference to
                     Registrant's Form S-4, File No. 333-25355)

4.2             Specimen Common Stock Certificate (incorporated by reference to Registrant's Form 10-K for 1988,
                     File No. 1-3879)

4.3             Article Four of the Amended and Restated Certificate of Incorporation (incorporated by reference to Registrant's Form 10-K/A for 1995, File No. 1-3879)

4.4             Credit Agreement by and among Citicorp U.S.A., Inc., certain Lenders, the Registrant and Dyn Funding
                     Corporation, dated December 10, 1999 (incorporated by reference to Registrant's Form 8-K, filed
                     December 27, 1999, File No. 1-3879)

4.5             Purchase Agreement dated as of December 10, 1999 among certain Purchasers and the Registrant relating to
                     $40,000,000 Aggregate Principal Amount of 15% Senior Subordinated Notes due 2007 (incorporated by reference to
                     Registrant's Form 8-K, filed December 27, 1999, File No. 1-3879)

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

10.1            Deferred Compensation Plan (incorporated by reference to Registrant's Form 10-K for 1987, File No.
                     1-3879)

10.2            Management Incentive Plan (incorporated by reference to Registrant's Form 10-K for 1999, File No.
                     1-3879)

10.3            Executive Incentive Plan (incorporated by reference to Registrant's Form 10-K for 1999, File No.
                     1-3879)

10.4            Employment Agreement of Paul V. Lombardi, dated November 1, 2001 (filed herewith)

10.5            Employment Agreement of Patrick C. FitzPatrick, dated November 1, 2001 (filed herewith)

10.6            Employment Agreement of Marshall S. Mandell, dated November 1, 2001 (filed herewith)

10.7            Employment Agreement of David L. Reichardt, dated November 1, 2001 (filed herewith)

10.8            Restricted Stock Plan (incorporated by reference to Registrant's Form 10-K/A for 1995, File No.
                     1-3879)

10.9            1995 Stock Option Plan, as amended (filed herewith)

10.10           1999 Long-Term Incentive Stock Plan, as amended (filed herewith)

10.11           Key Executive Share-Option Compensation Plan (incorporated by reference to Registrant's Form 10-K for 1999, File No. 1-3879)

21              Subsidiaries of the Registrant (filed herewith)

23              Consent of Independent Public Accountants (filed herewith)

99              The Registrant's Letter to the Securities and Exchange Commission pursuant to the Commission's Temporary
                Order issued on March 14, 2002 (filed herewith)

(b)      Reports on Form 8-K

Form 8-K was filed on March 19, 2002, which included as an exhibit a copy of the March 14, 2002 notice to the Company's stockholders and participants in its Savings and Retirement Plan, Capital Accumulation and Retirement Plan, and former Employee Stock Ownership Plan advising them that the Board of Directors had authorized management to consider interests of third parties in a merger or sale of the Company. The notice stated that there was the potential for increasing share value, but noted that no formal agreement had been negotiated or executed. The notice advised plan participants on how they could cancel outstanding liquidation or distribution orders under the employee plans.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DYNCORP

April 6, 2002                     By:  /S/ P. V. Lombardi
                                       -------------------
                                              P. V. Lombardi
                                              President and Chief
                                              Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ P. V. Lombardi                   President and Director                     April 6, 2002
------------------
P. V. Lombardi                       (Chief Executive Officer)


/S/ P. C. FitzPatrick                Senior Vice President -                    April 6, 2002
---------------------
P. C. FitzPatrick                    Chief Financial Officer


/S/ D. L. Reichardt                  Senior Vice President -                    April 6, 2002
-------------------
D. L. Reichardt                      General Counsel and Director


/S/ J. J. Fitzgerald                 Vice President                             April 6, 2002
--------------------
J. J. Fitzgerald                      and Controller
                                    (Chief Accounting Officer)

/S/ D. R. Bannister                  Director                                   April 6, 2002
-------------------
D. R. Bannister


/S/ T. E. Blanchard                  Director                                   April 6, 2002
-------------------
T. E. Blanchard


/S/ H. S. Winokur, Jr.               Director                                   April 6, 2002
----------------------
H. S. Winokur, Jr.


/S/ D. C. Mecum II                   Director                                   April 6, 2002
------------------
D. C. Mecum II


/S/ M. P. Carns                      Director                                   April 6, 2002
---------------
M. P. Carns


/S/ P. G. Kaminski                   Director                                   April 6, 2002
------------------
P. G. Kaminski


/S/ H. B. Thompson                   Director                                   April 6, 2002
------------------
H. B. Thompson

DynCorp and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the Fiscal Years Ended, 2001, 2000 and 1999
(Dollars in thousands)

                                         Balance at      Charged to      Write-off of                   Balance
                                         Beginning       Costs and       Uncollectible                  At End
Description                              of Period       Expenses        Accounts       Other           of Period
-----------                              ---------       --------        --------       -----           ---------
Year Ended December 27, 2001
  Allowance for doubtful accounts        $  2,804        $  2,605        $  (667)       $1,895          $  6,637
Year Ended December 28, 2000
  Allowance for doubtful accounts
  (Revised - See Note 2)                 $  3,156        $    220        $  (588)       $   16          $  2,804
Year Ended December 30, 1999
  Allowance for doubtful accounts        $  1,126        $  1,434        $  (130)       $  726          $  3,156