Form 10-Q
period 2002-03-28
DYNCORP
filed 2002-05-13
CIK 30770

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2002      Commission file number 1-3879

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding as of May 2, 2002
Common Stock, $0.10 par value                                10,552,119

                            DYNCORP AND SUBSIDIARIES
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 28, 2002

                                      INDEX




                                                                      Page


PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

     Consolidated Condensed Balance Sheets at
         March 28, 2002 and December 27, 2001                          3-4

     Consolidated Condensed Statements of Operations for
         Three Months Ended March 28, 2002 and March 29, 2001
         (Revised - See Note 2)                                        5

     Consolidated Condensed Statements of Cash Flows for
         Three Months Ended March 28, 2002 and March 29, 2001
         (Revised - See Note 2)                                        6

     Consolidated Statement of Stockholders' Equity for
          Three Months Ended March 28, 2002                            7

     Notes to Consolidated Condensed Financial Statements              8-13

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       14-22

   Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                               22

PART II.  OTHER INFORMATION

   Item 1.  Legal proceedings                                          23-25

   Item 6.  Exhibit and Reports on Form 8-K                            25

     Signatures                                                        26

                          PART I. FINANCIAL INFORMATION

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 28, 2002 AND DECEMBER 27, 2001
                                 (In thousands)



                                                                                       March 28,
                                                                                         2002                   December 27,
                                                                                       Unaudited                   2001
                                                                                       ---------                ------------
Assets
------
Current Assets:
 Cash and cash equivalents                                                             $   32,105               $     15,078
 Accounts receivable (net of allowance for doubtful accounts
     of $7,188 in 2002 and $6,637 in 2001)                                                334,794                    353,990
 Other current assets                                                                      56,199                     39,436
                                                                                       ----------               ------------
     Total current assets                                                                 423,098                    408,504

Property and Equipment (net of accumulated depreciation
 and amortization of $27,667 in 2002 and $26,599 in 2001)                                  21,130                     20,959

Intangible Assets (net of accumulated amortization of
 $65,949 in 2002 and $64,895 in 2001)                                                     124,331                    126,107

Other Assets                                                                               48,448                     49,330
                                                                                       ----------               ------------

Total Assets                                                                           $  617,007               $    604,900
                                                                                       ==========               ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 28, 2002 AND DECEMBER 27, 2001
                      (In thousands, except share amounts)


                                                                                       March 28,
                                                                                         2002                December 27,
                                                                                       Unaudited                2001
                                                                                       ----------            ------------
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Notes payable and current portion of long-term debt                                   $   25,124            $     20,123
 Accounts payable                                                                          26,313                  19,420
 Deferred revenue and customer advances                                                     6,230                   6,195
 Accrued liabilities                                                                      202,758                 209,269
                                                                                       ----------            ------------
     Total current liabilities                                                            260,425                 255,007

Long-Term Debt                                                                            258,386                 264,482

Other Liabilities and Deferred Credits                                                     50,749                  45,251

Contingencies and Litigation

Temporary Equity:
 Redeemable common stock at redemption value
   ESOP shares, 7,107,858 and 7,142,510
     shares issued and outstanding in 2002 and 2001,
     respectively, subject to restrictions                                                335,428                 326,368
   Other redeemable common stock, 286,217 shares issued
     and outstanding in 2002 and 2001, respectively                                         7,448                   6,967

Stockholders' Equity:
 Common stock, par value ten cents per share, authorized
   20,000,000 shares; issued 5,331,216 and 5,296,146 shares
   in 2002 and 2001, respectively                                                             535                     530
 Paid-in surplus                                                                          137,427                 138,052
 Accumulated other comprehensive loss                                                        (833)                 (1,081)
 Reclassification to temporary equity for redemption value
   greater than par value                                                                (342,141)               (332,596)
 Deficit                                                                                  (47,977)                (55,012)
 Common stock held in treasury, at cost; 2,180,442 and
   2,196,853 shares in 2002 and 2001, respectively                                        (42,440)                (43,068)
                                                                                       ----------            ------------
Total Liabilities and Stockholders' Equity                                               $617,007                $604,900
                                                                                       ==========            ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                    UNAUDITED

                                                                   Three Months Ended
                                                                   ------------------
                                                                                March 29,
                                                               March 28,     2001 (Revised -
                                                                 2002          See Note 2)
                                                               ---------     ---------------
Revenues                                                       $544,779           $440,073

Costs and expenses:
   Costs of services                                            514,341            416,816
   Corporate general and administrative                           7,617              6,827
   Interest income                                                  (68)              (293)
   Interest expense                                               7,192              8,377
   Amortization of intangibles of acquired companies                519              1,871
   Other income, net of miscellaneous other expenses              1,793                (58)
                                                               --------         ----------
                 Total costs and expenses                       531,394            433,540

Earnings before income taxes and minority interest               13,385              6,533
       Provision for income taxes                                 4,606              2,546
                                                               --------         ----------
Earnings before minority interest                                 8,779              3,987
       Minority interest                                          1,263                611
                                                               --------         ----------
Net earnings                                                   $  7,516           $  3,376
                                                               ========         ==========
       Accretion of other redeemable common stock
        to redemption value                                         481                551

Common stockholders' share of net earnings                     $  7,035           $  2,825
                                                               =========     ===============
Basic earnings per share                                       $   0.66           $   0.27

Diluted earnings per share                                     $   0.61           $   0.26

Weighted average number of shares
   outstanding for basic earnings per share                      10,645             10,545

Weighted average number of shares
   outstanding for diluted earnings per share                    11,510             11,025


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                    UNAUDITED

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                                                 March 29,
                                                                                          March 28,            2001 (Revised
                                                                                            2002               - See Note 2)
                                                                                            ----               -------------
Cash Flows from Operating Activities:
Common stockholders' share of net earnings                                                $  7,035             $  2,825
Adjustments to reconcile net earnings from operations to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                            4,883                4,747
    Accretion of other redeemable common stock to redemption value                             481                  551
    Gain on sale of assets of DynServices.com                                                 (130)                   -
    Deferred taxes                                                                             575                  121
    Equity in net losses of unconsolidated investment                                        1,920                    -
    Other                                                                                      667                  214
Changes in current assets and liabilities, net of acquisitions and dispositions:
   Decrease in current and certain other assets except cash and
     cash equivalents                                                                        2,533               17,026
   Decrease in current and certain other liabilities excluding notes payable
     and current portion of long-term debt                                                   1,482              (28,860)
                                                                                          --------             --------
         Cash provided by (used in) operating activities                                    19,446               (3,376)

Cash Flows from Investing Activities:
Sale of property and equipment                                                                 172                2,640
Purchase of property and equipment                                                          (2,371)              (1,487)
(Increase) decrease in investments in unconsolidated affiliates                               (553)                 768
Change in minority interest                                                                    868                   81
Proceeds from the sale of assets of DynServices.com                                            400                    -
Other                                                                                          317                 (105)
                                                                                          --------             --------
         Cash (used in) provided by investing activities                                    (1,167)               1,897
Cash Flows from Financing Activities:
Payments on indebtedness                                                                   (56,902)             (54,400)
Proceeds from debt issuance                                                                 55,650               54,400
Other                                                                                            -                 (411)
                                                                                          --------             --------
         Cash used in financing activities                                                  (1,252)                (411)

Net Increase (Decrease) in Cash and Cash Equivalents                                        17,027               (1,890)
Cash and Cash Equivalents at Beginning of the Period                                        15,078               12,954
                                                                                          --------             --------
Cash and Cash Equivalents at End of the Period                                            $ 32,105             $ 11,064
                                                                                          ========             ========
Supplemental Cash Flow Information:
Cash paid for income taxes                                                                $  1,011             $  6,735
                                                                                          ========             ========
Cash paid for interest                                                                    $  7,305             $  9,435
                                                                                          ========             ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED

                                                               Adjustment for
                                                              Redemption Value                            Accumulated Other
                                     Common         Paid-in   Greater than Par               Treasury       Comprehensive
                                      Stock         Surplus         Value         Deficit      Stock            Loss
                                     ------         -------   ----------------    -------    --------     -----------------
Balance, December 27, 2001           $530           $138,052  $(332,596)          $(55,012)  $(43,068)    $(1,081)

Employee compensation plans
   (option exercises, restricted
    stock plan, incentive bonus)        1             (1,106)                                     628
Reclassification to redeemable
    common stock                        4                        (9,064)
Accretion of other redeemable
 common stock to redemption
 value                                                    481      (481)              (481)
Adjustment to fair value
 of derivative financial instrument                                                                           205
Translation adjustment and other                                                                               43
Net earnings                                                                         7,516
                                     --------------------------------------------------------------------------------------
Balance, March 28, 2002              $535           $137,427  $(342,141)          $(47,977)  $(42,440)    $  (833)
                                     ====           ========  ==========          =========  =========    ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 28, 2002

                                    UNAUDITED

Note 1.  Basis of Presentation

      The Company has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain amounts presented for prior periods have been reclassified to conform to the 2002 presentation.

Note 2.  Revision of Financial Statements

     The Company has revised certain information in the Consolidated Condensed Financial Statements for the three months ended March 29, 2001 following discussions with the staff of the Securities and Exchange Commission ("SEC") regarding accounting principles articulated in Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" ("SFAS 38") and Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") as they relate to the Company's acquisition of DIS from GTE Corporation in December 1999.

     When the Company purchased DIS in December 1999, issues existed relating to the financial performance of certain DIS contracts and realization of certain DIS receivables. The Company disclosed in its 1999 Form 10-K that its purchase accounting was preliminary. During 2000, the Company continued its evaluation of the status of contracts at the date of acquisition. Primarily in the third quarter of 2000, the Company finalized its evaluation of the impact of the future cash flows related to the contracts based on information obtained through that quarter and recorded an increase to reserves through a purchase accounting adjustment. The purchase accounting adjustment also resulted in an increase to goodwill and deferred tax assets. At the end of the third quarter of 2001, the Company reversed a significant amount of the contract loss reserves as a result of entering into a modification of one of the contracts acquired. This was also accounted for as a purchase accounting adjustment, which resulted in a decrease to goodwill and deferred tax assets.

     According to SFAS 38, the allocation period for purchase accounting adjustments ends when the acquiring enterprise is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable at the acquisition date. Items identified during the initial purchase period as "preacquisition contingencies" shall be included in the allocation of the purchase price based on the fair value of the contingency. The Company previously believed that the allocation period related to these preacquisition contingencies was still open during those periods. Although the Company stated in its 1999 Form 10-K that the purchase price allocation was preliminary, after discussions with the SEC's staff, the Company has determined that the allocation period for these preacquisition contingencies was no longer open in 2000 and 2001, and therefore the adjustments made should have been accounted for directly through the statement of operations, rather than as a resolution of the identified preacquisition contingencies, with a corresponding adjustment to the original purchase accounting. As a result, the financial statements of the Company for the year ended December 28, 2000 and the nine months ended September 27, 2001 have been revised to reflect the adjustments directly in the statements of operations. In addition, the 1999 financial statements have been revised for the allocation of the DIS purchase price with respect to the valuation of an acquired contract in progress.

     Reported common stockholders' share of net earnings increased by $0.2 million, from $2.7 million to $2.8 million for the three months ended March 29, 2001. Reported common stockholders' share of net earnings per diluted share increased from $0.24 to $0.26 for the period. Correspondingly, reported intangible assets, net of accumulated amorti-zation, decreased by $50.5 million to $127.9 million at March 29, 2001. Accounts receivable, net of allowance for doubtful accounts, increased by $1.3 million to $314.8 million, while other current assets and other assets both decreased slightly by $0.5 million and $0.6 million, respectively, for the same period. In addition, accrued liabilities increased slightly by $0.6 million to $157.0 million and other liabilities and deferred credits decreased by $2.4 million, from $88.0 million to $85.6 million. Deficit also increased by $48.5 million, from (62.2) million to $(110.7) million at March 29, 2001. These revisions had no effect on the Company's total cash flows or revenues as reported in the three months ended March 29, 2001.

     The impact on the March 29, 2001 financial statement data for the 2000 and 1999 revisions are presented in the table below:

                                                      March 29,        March 29,
                                                        2001             2001
Statement of Operations Data:                        As Reported      As Revised
-----------------------------                        -----------      ----------
Cost of services                                     $416,667         $416,816
Amortization of intangibles of acquired
 companies                                              2,301            1,871
Earnings before income taxes
 and minority interest                                  6,252            6,533
Common stockholders' share of net
 earnings                                               2,665            2,825
Common stockholders' share of net
 earnings per common share:
Basic earnings per share                             $   0.25         $   0.27
Diluted earnings per share                           $   0.24         $   0.26


Balance Sheet Data:
-------------------
Accounts receivable, net of allowance
   for doubtful accounts                              $313,558         $314,825
Other current assets                                    40,788           40,280
Intangible assets, net of accumulated
   amortization                                        178,390          127,908
Other assets                                            49,925           49,284
Total assets                                           618,588          568,224
Accrued liabilities                                    156,342          156,965
Other liabilities and deferred credits                  88,038           85,590
Deficit                                                (62,170)        (110,710)

Note 3.  Redeemable Common Stock

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

      Common stock which is redeemable has been reflected as Temporary Equity at the redemption value at each balance sheet date and consists of the following:

                                                     Balance at                                 Balance at
                                       Redeemable     March 28,                    Redeemable  December 27,
                          Shares          Value         2002           Shares         Value        2001
                          ------       ----------    ----------        ------      ----------  ------------
ESOP Shares               2,973,086    $48.50        $144,195          2,995,783   $47.00      $140,802
                          4,134,772    $46.25         191,233          4,146,727   $44.75       185,566
                          ---------                  --------          ---------               --------
                          7,107,858                  $335,428          7,142,510               $326,368
                          =========                  ========          =========               ========

Other Shares                286,217    $26.02        $  7,448            286,217   $24.34      $  6,967
                          =========                  ========          =========               ========

Note 4.  Income Taxes

      The provisions for income taxes in 2002 and 2001 are based upon an estimated effective tax rates. These rates include the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes.

Note 5.  Earnings Per Share ("EPS")

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

                                                                     Three Months Ended
                                                                     ------------------

                                                               March 28,               March 29,
                                                                 2002                    2001
                                                               ---------               ---------
Weighted average shares outstanding for basic EPS              10,645                  10,545
   Effect of dilutive securities:
      Stock options                                               865                     480
                                                               ---------               ---------
Weighted average shares outstanding for diluted EPS            11,510                  11,025

Note 6. Goodwill and Other Intangible Assets - Adoption of Statement 142

      The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets," beginning December 28, 2001, the first day of fiscal 2002. The provisions of SFAS 142 eliminate amortization of goodwill and require an impairment assessment at least annually by applying a fair-value based test. Accordingly, the Company has eliminated amortization in 2002 for goodwill and the assembled workforce intangible asset. The total carrying amounts for these intangible assets are $98.9 million and $4.6 million, respectively as of March 28, 2002. The Company has identified the report-ing units to be tested for the goodwill impairment test which will be measured as of the beginning of the fiscal year. In accordance with the provisions of SFAS 142,the Company has until the end of the second quarter of 2002 to complete the first step of the transitional impairment test.

      The Company's contract backlog, patent, and core development intangible assets are still subject to amortization under SFAS 142. Amortization for the first quarter of 2002 for these intangible assets totaled $0.6 million. Estimated aggregate amortization expense for these intan-gible assets for the next five years totals: $2.1 million in each of 2002, 2003, and 2004 and $0.5 million in 2005 and 2006, respectively. The fol-lowing table presents the intangible assets, net of accumulated amorti-zation, as of March 28, 2002 that are required to continue to be amortized under SFAS 142:

Intangible Assets, Net of                Gross                     Accumulated
 Accumulated Amortization            Carrying Amount               Amortization
 ------------------------            ---------------               ------------
Contracts acquired                       $ 1,703                       $1,514
Patent                                     7,100                        1,740
Core and developed technology              7,700                        3,542
                                        --------                      -------
                                         $16,503                       $6,796
                                         =======                       ======

      The following table presents adjusted net income and earnings per share for the three months ended March 29, 2001, in comparison to the results for the three months ended March 28, 2002, to show what the impact would have been if SFAS 142 had been adopted at the beginning of fiscal 2001. The adjusted results presented below are net of taxes.

                                                                           Three Months Ended
                                                                           ------------------
                                                                                         March 29,
                                                                                           2001
                                                                       March 28,         (Revised -
                                                                         2002            See Note 2)
                                                                       ---------       --------------
Common stockholders' share of net earnings                                $7,035         $2,825
Add back: Goodwill amortization                                                -            498
Add back: Assembled workforce amortization                                     -            133
                                                                         -------         ------
Adjusted common stockholders' share of net
earnings                                                                  $7,035         $3,456
                                                                         =======         ======


Basic earnings per share:
Common stockholders' share of net earnings                                 $0.66          $0.27
Goodwill amortization                                                       -              0.05
Assembled workforce amortization                                            -              0.01
                                                                         -------         ------
Adjusted common stockholders' share of net earnings                        $0.66          $0.33
                                                                         =======         ======
Diluted earnings per share:
Common stockholders' share of net earnings                                 $0.61          $0.26
Goodwill amortization                                                       -              0.05
Assembled workforce amortization                                            -              0.01
                                                                         -------         ------
Adjusted common stockholders' share of net earnings                        $0.61          $0.32
                                                                         =======         ======

Note 7.  Recently Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 rescinds
     SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item if material. SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary only if they meet criteria in Accounting Principles Board Opinion No. 30, thus distinguishing transactions that are part of recurring operations from those that are unusual or infrequent, or that meet the criteria for classification as an extraordinary item. SFAS 145 amends SFAS 13, "Accounting for Leases", to require that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which are not currently applicable to the Company. The provisions of SFAS No. 145 as they relate to the rescission of SFAS 4 shall be applied in fiscal year 2003. Certain provisions re-lated to SFAS 13 are effective for transactions occurring after May 15, 2002. Management does not expect SFAS 145 to have a material im-pact on the Company's results of operations or financial condition.

Note 8.  Business Segments

     Effective January 2002, the Company realigned its five strategic business segments into four segments. DynCorp Information and Enterprise Technology ("DI&ET") and DynCorp Information Systems, LLC ("DIS") were combined into one strategic business segment, DynCorp Systems and Solutions ("DSS"), in order to structure one business segment providing integrated information technology and business functional outsourcing to the federal government. The business segment information for 2001 has been restated to give effect to this change. DSS provides a wide range of information technology services and other professional services including network and communications engineering, government operational outsourcing, security and intelligence programs. DynCorp International, LLC ("DI") handles all of the Company's overseas business, including information technology solutions, technical services, and worldwide maintenance support to U.S. military aircraft. DynCorp Technical Services ("DTS") provides a wide variety of specialized technical services including aviation services, range technical services, base operations, and logistics support. AdvanceMed ("ADVMED") is structured as a business-to-business, eHealth decision support solution organization and provides an integrated set of decision support tools to meet the needs of healthcare payers and providers.

     Revenues, operating profit and identifiable assets for the Company's four business segments for 2002 and the comparable periods for 2001 are presented below:


                                                                     Three Months Ended
                                                                     ------------------

                                                                                 March 29,
                                                                March 28,      2001 (Revised -
                                                                  2002          See Note 2)
                                                                                   (b)
                                                                ---------      ---------------
Revenues
--------
   DSS                                                          $ 225,595      $ 189,522
   DI                                                             164,389        118,568
   DTS                                                            140,655        117,095
   ADVMED                                                          14,140         14,888
                                                                ---------      ---------
                                                                $ 544,779      $ 440,073
                                                                =========      =========

Operating Profit (Loss) (a)
---------------------------
   DSS                                                          $  14,813      $  10,543
   DI                                                               9,163          7,417
   DTS                                                              6,110          4,386
   ADVMED                                                            (734)           297
                                                                ---------      ---------
                                                                   29,352         22,643

 Corporate general and administrative                               7,617          6,827
 Interest income                                                      (68)          (293)
 Interest expense                                                   7,192          8,377
 Goodwill amortization                                                  -            874
 Amortization of other intangibles of acquired companies              519            997
 Minority interest included in operating profit                    (1,263)          (611)
 Other miscellaneous                                                1,970            (61)
                                                                ---------      ---------
 Earnings before income taxes and minority interest             $  13,385      $   6,533
                                                                =========      =========

                                                                March 28,         December 27,
                                                                  2002             2001 (b)
                                                                ---------      --------------
Identifiable Assets
-------------------
     DSS                                                        $ 283,612      $ 293,250
     DI                                                            97,646         93,191
     DTS                                                          117,460        109,763
     ADVMED                                                        27,098         26,880
     Corporate                                                     91,191         81,816
                                                                ---------      ---------
                                                                $ 617,007      $ 604,900
                                                                =========      =========

(a) Defined as the excess of revenues over operating expenses and certain non-operating expenses.
(b) Data has been revised to give recognition to the current reportable segment structure.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General
-------
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of DynCorp and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's annual report on Form 10-K for the year ended December 27, 2001.

Results of Operations
---------------------
The  Company  provides  diversified  management,   technical,   engineering  and
professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the U.S. Departments of Defense, Energy, State, Justice, and Treasury, the National Aeronautics and Space Administration, and various other U.S. state and local government agencies, commercial clients, and foreign governments. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed-price, time-and-material or cost reimbursement contracts depending on the work requirements and other individual circumstances. The following discusses the Company's results of operations and financial condition for the three months ended March 28, 2002 and the comparable period for 2001.

Revision of Financial Statements
--------------------------------
The Company has revised certain information in the Consolidated Condensed Financial Statements for the three months ended March 29, 2001 following discussions with the staff of the Securities and Exchange Commission ("SEC") regarding accounting principles articulated in Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" ("SFAS 38") and Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") as they relate to the Company's acquisition of DIS from GTE Corporation in December 1999.

When the Company purchased DIS in December 1999, issues existed relating to the financial performance of certain DIS contracts and realization of certain DIS receivables. The Company disclosed in its 1999 Form 10-K that its purchase accounting was preliminary. During 2000, the Company continued its evaluation of the status of contracts at the date of acquisition. Primarily in the third quarter of 2000, the Company finalized its evaluation of the impact of the future cash flows related to the contracts based on information obtained through that quarter and recorded an increase to reserves through a purchase accounting adjustment. The purchase accounting adjustment also resulted in an increase to goodwill and deferred tax assets. At the end of the third quarter of 2001, the Company reversed a significant amount of the contract loss reserves as a result of entering into a modification of one of the contracts acquired. This was also accounted for as a purchase accounting adjustment, which resulted in a decrease to goodwill and deferred tax assets.

According to SFAS 38, the allocation period for purchase accounting adjustments ends when the acquiring enterprise is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable at the acquisition date. Items identified during the initial purchase period as "preacquisition contingencies" shall be included in the allocation of the purchase price based on the fair value of the contingency. The Company previously believed that the allocation period related to these preacquisition contingencies was still open during those periods. Although the Company stated in its 1999 Form 10-K that the purchase price allocation was preliminary, after discussions with the SEC's staff, the Company has determined that the allocation period for these preacquisition contingencies was no longer open in 2000 and 2001, and therefore the adjustments made should have been accounted for directly through the statement of operations, rather than as a resolution of the identified preacquisition contingencies, with a corresponding adjustment to the original purchase accounting. As a result, the financial statements of the Company for the year ended December 28, 2000 and the nine months ended September 27, 2001 have been revised to reflect the adjustments directly in the statements of operations. In addition, the 1999 financial statements have been revised for the allocation of the DIS purchase price with respect to the valuation of an acquired contract in progress.

Reported common stockholders' share of net earnings increased by $0.2 million, from $2.7 million to $2.8 million for the three months ended March 29, 2001. Reported common stockholders' share of net earnings per diluted share increased from $0.24 to $0.26 for the period. Correspondingly, reported intangible assets, net of accumulated amortization, decreased by $50.5 million to $127.9 million at March 29, 2001. Accounts receivable, net of allowance for doubtful accounts increased by $1.3 million to $314.8 million, while other current assets and other assets both decreased slightly by $0.5 million and $0.6 million, respectively for the same period. In addition, accrued liabilities increased slightly by $0.6 million to $157.0 million and other liabilities and deferred credits decreased by $2.4 million, from $88.0 million to $85.6 million. Deficit also increased by $48.5 million, from $(62.2) million to $(110.7) million at March 29, 2001. These revisions had no effect on the Company's total cash flows or revenues as reported in the three months ended March 29, 2001.

The impacts on the March 29, 2001 financial statement data for the 2000 and 1999 revisions are presented in Note 2 to these Consolidated Condensed Financial Statements.

The Company realigned the DIS strategic business segment effective January 2002 into the DynCorp Systems and Solutions ("DSS") strategic business segment (see Note 8 to the Consolidated Condensed Financial Statements), and therefore the DIS results of operations and financial position have been included in the DSS financial information.

Revenues and Operating Profit
-----------------------------
Revenues for the first quarter of 2002 were $544.8 million, as compared to $440.1 million for the comparable period in 2001, an increase of $104.7 million, or 23.8%. Operating profit was $29.4 million for the first quarter of 2002, compared to $22.6 million for the comparable period in 2001, an increase of $6.7 million or 29.6%. Operating profit is defined as the excess of revenues over cost of services and certain non-operating income and expenses, which are included in Other Income, net of Other Miscellaneous Expenses on the Consolidated Condensed Statements of Operations. See the "Revision of Financial Statements" discussion above and in Note 2 to the Consolidated Condensed Financial Statements for the impact on operating profit from revised loss estimates on a contract acquired with the purchase of DIS in December 1999. The increase in both revenues and operating profit was attributable primarily to several new contract wins and increased tasking on existing contracts. Operating profits grew faster than revenues due to losses on several contracts in the first quarter of 2001 that did not continue in the first quarter of 2002, and increased profit due to additional revenue in the first quarter of 2002 for contract costs that were recognized in a prior period.

DynCorp Systems and Solutions ("DSS") had revenues of $225.6 million for the first quarter of 2002, compared to $189.5 million for the first quarter of 2001, an increase of $36.1 million or 19.0%. The increase in revenues in the first quarter of 2002 compared to the first quarter of 2001 resulted primarily from the start-up of two new contracts, one which started in the third quarter of 2001 for updated office automation, primarily of desk top computers, servers, and networks, for the Federal Bureau of Investigations ("FBI"), and the other to provide information technology to the Securities and Exchange Commission ("SEC"). Also contributing to the revenue increase was expansion of a U.S. Army program for vaccine technology services, growth in a contract that provides battlefield simulation system support services and maintenance for the U.S. Army, and growth in a DoD contract that provides security background investigations. Partially offsetting these increases in revenue was the completion of a subcontract providing operations management to the Department of Energy ("DoE"). Revenues for the three months ended March 29, 2001 for this subcontract were $24.9 million.

For the first quarter ended March 28, 2002, operating profit for DSS increased by $4.3 million, or 40.5%, to $14.8 million from $10.5 million in the first quarter of 2001. The increase in operating profit resulted from the new FBI and SEC contracts and the increased tasking on the vaccine technology, battlefield simulation, and the security background investigations contracts which were all noted above. Also contributing to the increase in operating profits were improved profitability on a contract with the U.S. Postal Service and losses on contracts in 2001 that did not continue in 2002. These losses were part of DynCorp Management Resources, Inc. ("DMR"), which was divested on December 27, 2001. Partially offsetting these increases to operating profit was the completion of the DoE contract in the third quarter of 2001, which is noted above. Operating profit on this DoE contract for the three months ended 2001 was $0.9 million.

DynCorp International's ("DI") first quarter 2002 revenues were $164.4 million compared to $118.6 million for the first quarter of 2001, an increase of $45.8 million or 38.6%. Operating profit increased by $1.7 million to $9.2 million, or 23.5%, from $7.4 million in the first quarter of 2001. The increase in revenues resulted primarily from growth in a contract that provides maintenance, storage, and security support to the United States Central Command Air Forces, a new contract that started up in the second half of 2001 that provides maintenance and parts to military aircraft, and increased tasking on a contract with the Department of State ("DoS") in support of the government's drug eradication program, primarily in South America. DI also commenced performance on a new commercial subcontract in Saudi Arabia involving repair and maintenance of Saudi military aircraft. DI's increase in operating profit for the first quarter of 2002 compared to the first quarter of 2001 resulted from the higher revenues as noted above. DI's operating profit was also positively impacted due to additional revenue on contract costs that were recognized in a prior period.

DynCorp Technical Services' ("DTS") first quarter 2002 revenues were $140.7 million compared to $117.1 million for the first quarter of 2001, an increase of $23.6 million or 20.1%. Operating profit increased by $1.7 million to $6.1 million, or 39.3%, from $4.4 million in the first quarter of 2001. The increase in revenues and operating profit resulted from a new military aircraft maintenance and base operations support contract at Andrews AFB that started up in the second quarter of 2001 and another similar contract at Vance AFB that was starting operations in the first quarter of 2001 and was fully operational in the first quarter of 2002. Revenues and operating profit were also increased from tasking increases on some existing base operations contracts and two new contracts: one providing support activities for homeland security and another providing repair and maintenance to the California Department of Forestry helicopters. In addition, operating profit was positively impacted due to improved profit margins in some of DTS' base operations and aviation support services contracts. Management expects future revenue and operating profit increases due to the phase-in of another new contract with the U.S. Air Force in second quarter of 2002 and the start up of a new contract with the National Aeronautics and Space Administration Johnson Space Center, which was awarded in early February of 2002.

AdvanceMed ("ADVMED") had revenues of $14.1 million in the first quarter of 2002 as compared to $14.9 million for the comparable period in 2001, a decrease of $0.7 million or 5.0%. Operating profit decreased by $1.0 million to a loss of $(0.7) million from a profit of $0.3 million in the same period of 2001. The decrease in revenues resulted mostly from the reduction in work scope on a contract that provides external quality review to health care organizations in the State of Texas. The decrease in operating profit resulted from increased costs on a commercial product introduction and the addition of a sales team for this commercial product, which was not reflected in prior year costs. The commercial product provides performance measurement portfolios designed to improve the delivery of high-risk, high-cost healthcare services. AdvanceMed has strategies in place to grow new customers for this commercial product and expects future revenue and operating profit increases from these strategies.

Cost of Services
----------------
Cost of services for the first quarter 2002 was 94.4% of revenue as compared to 94.7% for the comparable period in 2001. The improved margins in the first quarter of 2002 compared to the first quarter of 2001 were primarily due to losses in the first quarter of 2001 that did not continue in the first quarter of 2002 and also additional revenue of $0.5 million in the first quarter of 2002 for contract costs that were recognized in a prior period.

Corporate General and Administrative Expense
--------------------------------------------
Corporate general and administrative expense for the first quarter of 2002 was $7.6 million as compared to $6.8 million for the same period last year, an increase of $0.8 million, or 11.6%. Corporate general and administrative expense as a percentage of revenue was 1.4% and 1.6% for the three months ended March 28, 2002 and March 29, 2001, respectively. The increase in corporate general and administrative expense was due to cost associated with the potential sale of the Company to or its merger with a third party. In the first quarter of 2002, the Board of Directors authorized management to consider interests of third parties in a merger or sale of the Company. No formal agreement has been negotiated or executed at this time. The Company has notified its stockholders and participants  in its Savings  and  Retirement  Plan,  Capital  Accumulation  and
Retirement   Plan,   and  former   Employee   Stock   Ownership  Plan  of  these
circumstances.

Interest Expense
----------------
Interest expense was $7.2 million in the first quarter of 2002, down from $8.4 million in the first quarter of 2001. Interest expense as a percentage of revenue was 1.3% for the three months ended March 28, 2002, as compared to 1.9% for the comparable period in 2001. The decrease in interest expense was attributable to lower average debt levels and lower average interest rates in the first three months of 2002 as compared to the first three months of 2001. The average levels of indebtedness were approximately $284.3 million and $284.6 million during the three months ended March 28, 2002 and March 29, 2001, respectively.


Amortization of Intangibles of Acquired Companies
-------------------------------------------------
Amortization of intangibles of acquired companies was $0.5 million for the quarter ended March 28, 2002 as compared to $1.9 million for the first quarter of 2001, a decrease of $1.4 million. The decrease resulted from the Company's adoption, on December 28, 2001, the first day of fiscal year 2002, of the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The provisions of SFAS 142 eliminated amortization of goodwill and accordingly, the Company eliminated amortization of goodwill beginning December 28, 2001. The provisions also require an impairment assessment at least annually by applying a fair-value based test. See Note 6 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q to show what the impact would have been on the first quarter 2001 financial results if SFAS 142 had been adopted at the beginning of fiscal 2001.

Other Income, Net of Miscellaneous Other Expenses
-------------------------------------------------
Other income net of miscellaneous other expenses increased by $1.9 million and consists mostly of equity in net losses of an unconsolidated investment, which represents the Company's share of the estimated net loss of DynTek, Inc.

Income Taxes
------------
The provisions for income taxes in 2002 and 2001 are based upon estimated effective tax rates, including the impact of permanent differences between the book basis of assets and liabilities recognized for financial reporting purposes and the basis recognized for tax purposes. The provision for income taxes increased by $2.1 million for the three months ended March 28, 2002 from the comparable period in 2001. The increase was due to higher pretax income partially offset by a lower effective tax rate in the first quarter of 2002, compared to the same period in 2001. The Company's effective tax rate approximated 38.0% for the three months ended March 28, 2002, compared to 43.0% in the comparable period in 2001, after taking into account the effect of minority interests.

Backlog
-------
The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $7.0 billion at March 28, 2002, compared to $6.8 billion at December 27, 2001, a net increase of $0.2 billion. The backlog at March 28, 2002 consisted of $2.2 billion for DTS, $2.3 billion for DI, $2.4 billion for DSS, and $0.1 billion for ADVMED compared to December 27, 2001 backlog of $2.0 billion for DTS, $2.2 billion for DI, $2.4 billion for DSS, and $0.2 billion for ADVMED.

Working Capital
---------------
Working capital, defined as current assets less current liabilities, was $162.7 million at March 28, 2002 compared to $153.5 million at December 27, 2001, an increase of $9.2 million. The ratio of current assets to current liabilities at March 28, 2002 and December 27, 2001 remained consistent at 1.6. The increase in working capital was primarily due to decreases in certain accrued expenses partially offset by a larger portion of the Senior Secured Credit Agreement Term A debt that became current in the first quarter of 2002.

Cash Flows from Operating Activities
------------------------------------
For the three months ended March 28, 2002, the Company's cash flow from operating activities provided $19.4 million, an increase of $22.8 million as compared to the same period in 2001 where operating activities used $3.4 million. The increase in cash provided by operations resulted from higher customer collections in the first three months of 2002 compared to the same period in 2001.

Cash Flows from Investing Activities
------------------------------------
Investing activities used funds of $1.2 million in the three months ended March 28, 2002, as compared to $1.9 million funds provided in the three months ended March 29, 2001. The use of funds in the first quarter of 2002 resulted mostly from the purchase of property and equipment of $2.4 million. The cash provided by investing activities in the first quarter of 2001 resulted mostly from the sale of property and equipment.

Cash Flows from Financing Activities
------------------------------------
Financing activities for the three months ended March 28, 2002 used funds of $1.3 million and included several short-term borrowings and subsequent payments of a cumulated sum of $55.7 million under the Senior Secured Credit Agreement Revolving Credit Facility maturing December 9, 2004. In addition, the Company made an installment payment of $1.3 million on the Senior Secured Credit Agreement Term A Loan in February of 2002. During the first quarter of 2001, financing activities used funds of $0.4 million, which consisted primarily of short-term borrowing and subsequent payments of a cumulated sum of $54.4 million.

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

The following represents the Company's computation of EBITDA (in thousands):

                                                                 Three Months Ended
                                                                 ------------------
                                                                               March29,
                                                            March 28,       2001 (Revised -
                                                              2002            See Note 2)
                                                            ---------       ---------------
Net earnings                                                $  7,516        $  3,376
   Depreciation and amortization                               4,883           4,747
   Interest expense, net                                       7,124           8,084
   Income taxes                                                4,606           2,546
   Amortization of deferred debt expense                        (522)           (472)
   Debt issue discount                                          (155)            (11)
                                                            ---------       ---------
EBITDA                                                      $ 23,452        $ 18,270
                                                            =========       =========

EBITDA (as defined above) increased by $5.2 million, or 28.4%, to $23.5 million for the first quarter of 2002 as compared to the comparable period in 2001. The increase in EBITDA in the three-month period in 2002 as compared to the similar period in 2001, is primarily attributable to higher operating profits as discussed above.

DynCorp Management Resources, Inc. ("DMR") Merger with DynTek, Inc.
-------------------------------------------------------------------

On December 27, 2001 the Company divested DMR, its state and local government services subsidiary, by merging it into TekInsignt.com, Inc. The merger of TekInsight.com, Inc. and DMR formed the new entity DynTek, Inc.("DynTek"). As a result of the merger, the Company received a 40% ownership interest in the new entity. DynTek is a public company listed on NASDAQ under the symbol DYTK, and is a provider of information technology and outsource management services to state and local governments serving customers across 17 states. Notwithstanding the merger, the Company continues to have contractual obligations for several outstanding performance bonds on certain DMR contracts, which total approximately $3.1 million as of March 28, 2002. DynTek has agreed to make its best effort to replace the bonds with its own obligations. The Company has also given the Commonwealth of Virginia certain assurances regarding DMR's performance on a contract to provide non-emergency medical transportation brokerage services in Virginia. Should DynTek default on the Virginia contracts and/or any of the performance bonds, it could result in financial losses for the Company. At this time, management perceives the exposure to loss on these items as remote. In addition, the majority of the estimated loss on the Virginia contract has been funded by the Company in the start-up phase of the contract, which occurred prior to the merger on December 27, 2001.

In the first quarter of 2002, the Company paid $2.6 million to DynTek in resolution of certain disputes concerning the adequacy of DMR's working capital at the time of closing. The Company recorded the $2.6 million payment as a liability at December 27, 2001, and included the $2.6 million payment in its calculation of the gain on the sale. DynTek is currently seeking additional financing. At this time, the Company does not expect to make additional payments to DynTek. However, it is possible that the Company may make additional payments to DynTek in order to assist in funding its business in the future.

Liquidity and Capital Resources
-------------------------------
The carrying amounts reflected in the Consolidated Condensed Balance Sheets of cash and cash equivalents, accounts receivable and contracts in process, and accounts payable approximate fair value at March 28, 2002 due to the short maturities of these instruments.

As of March 28, 2001 the Company's total debt was $283.5 million, a decrease of $1.1 million from $284.6 million as of December 27, 2001, primarily due to the February 2002 payment of $1.3 million made on the Term A Loan, partially offset by the amortization of the discounts on the Subordinated Notes and the 9 1/2% Senior Subordinated Notes discussed below.

The Company has a Senior Secured Credit Agreement (the "Credit Agreement") with a group of financial institutions. Under the Credit Agreement, the Company has outstanding borrowings of $68.8 million under Term A Loans maturing December 9, 2004, $76.9 million under Term B Loans maturing December 9, 2006, and has a $90.0 million revolving line of credit, which, at March 28, 2002, had no borrowings. An installment payment of $1.3 million was paid on the Term A Loans in February 2002. The Term A Loans are to be repaid in eleven more quarterly installments of $6.3 million beginning in May 2002. The Term B Loans are to be repaid in an installment of $5.7 million in May 2005 and then six quarterly installments of $11.9 million beginning in August 2005. The Company is charged a commitment fee of 0.5% per annum on unused commitments under the revolving line of credit. Letters of credit outstanding were $10.6 million and $11.1 million at March 28, 2002 and December 27, 2001, respectively, under the line of credit. The amount available was $79.4 million and $78.9 million, respectively, as of March 28, 2002 and December 27, 2001.

The Company has $99.7 million of 9 1/2% Senior Subordinated Notes ("Senior Subordinated Notes") outstanding with a scheduled maturity in 2007. Interest is payable semi-annually, in arrears, on March 1 and September 1 of each year. The Company has outstanding $40.0 million face value of the Company's subordinated pay-in-kind notes due 2007, with an estimated fair value of $38.0 million ("Subordinated Notes"). The Subordinated Notes bear interest at 15.0% per annum, payable semi-annually. The Company may, at its option, prior to December 15, 2004, pay the interest in cash or in additional Subordinated Notes.

Chart Outlining Future Financial Commitments
--------------------------------------------
The following table sets forth the Company's total contractual cash obligations for the remaining nine months of 2002 and over the next four years and thereafter (in thousands):

                                                             Cash Obligations Due by Year
                                                             ----------------------------

                                             April-
Contractual                                 December
Cash Obligation                 Total         2002         2003         2004        2005         2006      Thereafter
---------------                 -----         ----         ----         ----        ----         ----      ----------
Long-term Debt                  $283,510      $19,028      $ 25,005     $28,083     $29,400      $47,500   $134,494
Operating Leases                 238,027       35,208        42,968      36,790      27,600       25,643     69,818
Maximum Liability to
 Repurchase ESOP
 Shares                          335,428       18,398        25,187      27,207      25,071       21,599    217,966
Liability to Repurchase
 Other Redeemable
 Common Stock                     11,600            -        11,600           -           -            -          -
                                --------      -------      -------      -------     -------      -------   --------
Total Contractual Cash
 Obligations                    $868,565      $72,634      $104,760     $92,080     $82,071      $94,742   $422,278
                                ========      =======      ========     =======     =======      =======   ========

The Company has contractual cash obligations under several of its long-term debt provisions, as discussed above.

The Company has several significant operating leases for facilities, furniture and equipment. Minimum lease payments over the next 11 years are estimated to be $238.0 million, including $35.2 million for the remaining nine months of 2002. Of the $35.2 million 2002 minimum lease payments, $11.0 million related to DIS leases, $7.8 million related to a U.S. Postal Service contract, and $5.2 million related to the new corporate headquarters building.

The Company is obligated to repurchase certain of its former Employee Stock Ownership Plan ("ESOP") vested common stock shares (under a "put option") from former ESOP participants upon death, disability, retirement and termination at the fair value (as determined by an independent appraiser) until such time as the Company's common stock is publicly traded. Under the Subscription Agreement dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase. The Company's total contractual cash obligation to repurchase former ESOP shares will fluctuate in the future as the independently determined fair value fluctuates. The total obligation to repurchase former ESOP shares is $335.4 million as of March 28, 2001, based on the independently determined fair value as of February 21, 2002.

Under a registration rights agreement, the holders of the other redeemable common stock will have a put right to the Company commencing on December 10, 2003, at a price of $40.53 per share, unless one of the following events has occurred prior to such date or the exercise of the put right: (1) an initial public offering of the Company's common stock has been consummated; (2) all the Company's common stock has been sold; (3) all the Company's assets have been sold in such a manner that the holders have received cash payments; or (4) the Company's common stock has been listed on a national securities exchange or authorized for quotation on the NASDAQ National Market System for which there is a public market of at least $100 million for the Company's common stock. The total obligation to repurchase other redeemable shares of the Company's stock is $11.6 million as of March 28, 2002.

Critical Accounting Policies
----------------------------
Revenues and contract profits under long-term contracts are recognized on the percentage-of-completion method. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made.

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

Interest Rate Risk
------------------
The Company has minimal exposure due to fluctuations in market interest rates. Had market interest rates been 10% higher in the first quarter of 2002, the Company's net earnings would have been approximately $39.1 thousand lower, or a change of 0.5%. This is derived from a historical model that recalculates the interest expense incurred by the Company assuming that the market interest rates to which the Company's interest payments are indexed were, in all cases, 10.0% higher, taking into consideration the effect of such higher interest rates on the interest rate swap as noted below.

From time to time, the Company may enter into various derivative financial instruments, including interest rate forwards, options and interest rate swaps, to manage the exposure of portions of the Company's total debt portfolio and related cash flows to fluctuations in market interest rates. In December 2000, the Company entered into a two year and 28-day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis beginning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability on designated portions of the Company's Senior Secured Credit Agreement Term A and Term B loans, which have a floating-rate, that may be caused by fluctuations in market interest rates. The adjustments to fair value of this derivative instrument during 2001 resulted in additional decreases in accumulated other comprehensive income of $0.9 million. This swap is perfectly effective at its objective, and accordingly, there are no existing gains or losses as of March 28, 2002 that are expected to be reclassified into earnings within the next twelve months. The Company has also managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its Senior Secured Credit Agreement Term A and Term B loans until February 2002. This option had no value at February 2002 (the transition date of Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities").

Foreign Currency Risk
---------------------
The Company's cash flows are primarily denominated in U.S. dollars. With respect to the limited cash flows that are denominated in foreign currency, the Company's policy is to manage exposure to fluctuations in foreign exchange rates by netting inflows of foreign exchange with outflows of foreign exchange. From time to time the Company uses foreign exchange contracts to minimize exposure to the risk that the eventual net cash inflows and outflows will be adversely affected by changes in exchange rates. The Company's exposure to fluctuations in foreign exchange risk is immaterial.

PART II - OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings
--------------------------

The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortuous conduct. The Company is also potentially liable for certain personal injury, tax, environmental, and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury, and contract and dispute claims. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny, liability, and in some cases have offsetting claims against the plaintiffs, third parties, or insurance carriers. The total amount of damages currently claimed by the plaintiffs in these cases is estimated to be approximately $8.3 million (including compensatory punitive damages and penalties). The Company believes that the amount that will actually be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance, the Company believes it is adequately reserved with respect to the potential liability for such claims. The estimates set forth above do not reflect claims that may have been incurred but have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

In September, 2000, the Company became aware of significant errors in preacquisition estimates of the cost to complete a major ten-year federal government telephone installation and operation contract that was undertaken in 1998 by a predecessor of GTE Information Systems, LLC, now known as DynCorp Information Systems, LLC, a wholly-owned subsidiary of the Company ("DIS"). The Company acquired GTE Information Systems, LLC from Contel, Inc., a subsidiary of GTE, Inc., in December 1999. See Note 2 for a discussion of revisions concerning the accounting for such preacquisition estimates and the impact of those revisions on the financial statements. Effective August 1, 2001, DIS and the federal government customer entered into a bilateral modification of the contract as a consequence of which the Company reduced the previously recorded loss reserve by $42.7 million effective in the third quarter 2001. This reduction resulted from the government's elimination of certain future liabilities from the contract, an increase in future billing rates for calls, and a decrease in future call revenue shared with the government agency. On August 10, 2001, the Company instituted suit against GTE, Inc. claiming breaches of the acquisition agreement representations and warranties and for other relief.

On September 11, 2001, DynCorp and three of its wholly-owned subsidiaries were served with a civil action filed in the United States District Court for the District of Columbia on behalf of certain Ecuadorian citizens and an alleged class that could consist of at least 10,000 such unnamed citizens, alleging personal injury, property damage and wrongful death as a consequence of the spraying of narcotic crops along the Colombian border adjacent to Ecuador. The action seeks a declaratory judgment as well as unspecified compensatory and punitive damages. Spraying operations are conducted under a Company subsidiary contract with the United States Department of State in cooperation with the Colombian government. No spraying operations are conducted in Ecuador, although the complaint alleges that sprayed material has drifted across the border into Ecuador. All operations of the Company's subsidiary in Colombia are conducted in accordance with specific instructions from the Department of State using equipment and spray material provided by the United States government. The State Department has publicly stated that the spray material has been demonstrated not to be toxic to human beings. The Company and its subsidiaries intend to vigorously defend against all allegations. The Company does not expect any losses due to this litigation.

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

The Company has been advised by the purchasers of two former subsidiaries (DynAir Tech of Florida, Inc. and DynAir Services, Inc.) of environmental claims by Dade County, Florida, arising out of the former subsidiaries' conduct of business at Miami International Airport ("MIA"). Claims for indemnification are being asserted against the Company pursuant to divestiture agreements entered into in 1995. The Company has assumed defense of these allegations with a full reservation of rights. A lawsuit was filed in April 2001 by Dade County in Florida State Court against DynAir Tech's successor-in-interest, Sabretech,
Inc., and 16 other defendants, but neither Sabretech nor any other named defendant has been served. DynAir Services is not currently a named defendant, although it is one of an additional 200 companies that the County has identified as having possible responsibility for contamination at MIA. Under the terms of the DynAir Tech divestiture agreement, the purchaser is responsible for the first $125,000 of cost incurred as a result of such claims; however, the Company is required to assume full responsibility for all costs to the extent claims exceed $125,000 up to an aggregate maximum amount of $2.5 million. If the Company is required to indemnify under the DynAir Services divestiture agreement, it would be responsible for all related costs. The County's complaint specifies $200.0 million of incurred and $250.0 million of future damages against the named defendants. Defense has been tendered to certain of the Company's insurance carriers, although no coverage determination has been made. Both DynAir Services and Sabretech are represented by environmental defense counsel and intend to vigorously defend against the allegations. At this time, the Company cannot reasonably determine the exposure, if any, to possible losses from these claims.

The Company is a party to other civil and contractual lawsuits that have arisen in the normal course of business for which potential liability, including costs of defense, constitutes the remainder of the $8.3 million discussed above. The estimated probable liability (included in Other Liabilities and Deferred Credits on the Consolidated Condensed Balance Sheet) for these issues is approximately $5.8 million and is substantially covered by insurance at March 28, 2002. All of the insured claims are within policy limits and have been tendered to and accepted by the applicable carriers. The Company has recorded an offsetting asset (included in Other Assets on the Consolidated Condensed Balance Sheet) of $5.1 million at March 28, 2002 for these items.

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

The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors if the payments exceed allowable costs. A majority of the audits have been completed on the Company's incurred contract costs through 1999. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based on its interpretation of contracting regulations and past experience.
There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by various investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at March 28, 2002 that will have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

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

Form 8-K/A was filed on April 22, 2002 to amend the Company's Form 8-K filed on December 27, 1999, to add as an Exhibit the unaudited financial statements of Information Systems Division as of September 30, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          DYNCORP




Date: May 9, 2002                            /S/ P. C. FitzPatrick
                                             ---------------------
                                                  P.C. FitzPatrick
                                                  Senior Vice President
                                                  and Chief Financial Officer



Date: May 9, 2002                            /S/ J. J. Fitzgerald
                                             --------------------
                                                  J.J. Fitzgerald
                                                  Vice President
                                                  and Corporate Controller