Form 10-K/A
period 2001-12-27
DYNCORP
filed 2002-05-15
CIK 30770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A
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

                                TABLE OF CONTENTS
                                     2001
                                   FORM 10-K/A


          Item                                                                                 Page
----------------------------------------------------------------------------------------------------


       Part I

    1. Business                                                                                1-4
    2. Properties                                                                              4-5
    3. Legal Proceedings                                                                       5
    4. Submission of Matters to a Vote of Security Holders                                     5


       Part II

    5. Market for the Registrant's Common Stock and Related Stockholder Matters                6-7
    6. Selected Financial Data                                                                 8-9
    7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   9-26
    7A.Quantitative and Qualitative Disclosures about Market Risk                              26-27
    8. Financial Statements and Supplementary Data                                             27
       Report of Independent Public Accountants                                                28
       Financial Statements
         Consolidated Balance Sheets
           Assets                                                                              29
           Liabilities and Stockholders' Equity                                                30
         Consolidated Statements of Operations                                                 31
         Consolidated Statements of Cash Flows                                                 32
         Consolidated Statements of Stockholders' Equity                                       33
         Notes to Consolidated Financial Statements                                            34-65
    9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures                                                  65


       Part III

    10.Directors and Executive Officers of the Registrant                                      66
    11.Executive Compensation                                                                  66
    12.Security Ownership of Certain Beneficial Owners and Management                          66
    13.Certain Relationships and Related Transactions                                          66


       Part IV

    14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        66-68

    Signatures                                                                                 69

    Schedule II-Valuation and Qualifying Accounts                                              70

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

ITEM 3. LEGAL PROCEEDINGS

Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A is incorporated herein by reference.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents summary selected historical financial data derived from the audited Consolidated Financial Statements of the Company for each of the five years presented. During these periods, the Company paid no cash dividends on its Common Stock. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K/A. (Dollars in thousands, except per share data.)

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

(a) 2001 includes $44.7 million of income primarily from revised loss esti-mates due to contract modifications in 2001 on a contract acquired with the purchase of DIS. 2000 includes charges totaling $76.2 million re-lated primarily to revised loss estimates on the same contract acquired with the acquisition of DIS. See Note 2 to the Consolidated Financial Statements and the "Revision of Financial Statements" discussion below regarding revision of the 2000 and 1999 financial statements.
(b) 2001 includes a $17,442 gain recognized on the disposition of DMR on December 27, 2001.
(c) 2000 includes $5,998 for the replacement of core systems, including DIS systems. Interest expense was higher in 2000 compared to 1999 as a result of the acquisition of DIS in December 1999, which the Company financed through additional borrowings of $167.5 million under higher cost debt instruments.
(d) 1999 includes reversal of $2,000 reserve for favorable resolution of contract compliance issues, $4,387 for the replacement of core systems, DIS in-process research and development write-off $6,400, settlement of a suit with a former electrical subcontractor $2,200, and write-off of cost in excess of net assets acquired of consolidated subsidiary $1,234.

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

Revision of Financial Statements

The Company has revised certain information in the Consolidated Financial Statements for the fiscal years ended December 30, 1999 and December 28, 2000 following discussions with the staff of the Securities and Exchange Commission ("SEC") regarding accounting principles articulated in Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" ("SFAS 38") and Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") as they relate to the Company's acquisition of DIS from GTE Corporation in December 1999.

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

According to SFAS 38, the allocation period for purchase accounting adjustments ends when the acquiring enterprise is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable at the acquisition date. Items identified during the initial purchase period as "preacquisition contingencies" shall be included in the allocation of the purchase price based on the fair value of the contingency. The Company previously believed that the allocation period related to these preacquisition contingencies was still open during those periods. Although the Company stated in its 1999 Form 10-K that the purchase price allocation was preliminary, after discussions with the SEC's staff, the Company has determined that the allocation period for these preacquisition contingencies was no longer open in 2000 and 2001, and therefore the adjustments made should have been accounted for directly through the statement of operations, rather than as an adjustment to the original purchase accounting. As a result, the financial statements of the Company for the year ended December 28, 2000 and the nine months ended September 27, 2001 have been revised to reflect the adjustments directly in the statements of operations. In addition, the 1999 financial statements have been revised for the allocation of the DIS purchase price with respect to the valuation of an acquired contract in progress.

Reported common stockholders' share of net earnings (loss) decreased by $48.7 million, from $8.1 million to $(40.7) million, in 2000 and increased slightly in 1999, remaining at $5.9 million. Reported common stockholders' share of net earnings (loss) per diluted share decreased from $0.75 to $(3.88) in 2000 and was unchanged at $0.57 in 1999. Correspondingly, intangible assets, net of accumulated amortization, decreased by $50.9 million to $130.8 million in 2000 and decreased by $5.9 million to $143.3 million in 1999. Accounts receivable, net of allowance for doubtful accounts increased by $1.3 million to $335.6 million in 2000 and decreased by $2.4 million to $355.0 million in 1999. Other current assets decreased by $0.6 million to $34.7 million in 2000 and decreased by $2.2 million to $26.3 million in 1999. Deferred income tax asset decreased by
0.6 million to $10.3 million in 2000 and was unchanged in 1999. Accrued income taxes increased by $0.6 million to $6.5 million in 2000 and was unchanged in 1999. Deferred income tax liability remained unchanged in 2000 and increased by $2.2 million to $6.8 million in 1999. Other liabilities and deferred credits decreased by $2.7 to $87.6 million in 2000 and decreased by $12.8 to $38.4 million in 1999. Deficit increased by $48.7 to $(113.5) million in 2000 and decreased slightly in 1999, remaining at $(72.9) million.

The nine months ended September 30, 2001 financial statements were revised to reflect the estimated financial impact of entering into a modification on October 16, 2001 of a contract which had given rise to one of the preacquisition contingency losses noted above. Reported common stockholders' share of net earnings for the nine months ended September 27, 2001 increased by $27.9 million from $15.5 million to $43.5 million. Reported common stockholders' share of net earnings per diluted share for this same nine-month period increased from $1.40 to $3.92. Reported common stockholders' share of net earnings (loss) for the nine months ended September 28, 2000 decreased by $48.8 million from $4.3 million to $(44.6) million. Reported common stockholders' share of net earnings
(loss) per diluted share for this same nine-month period decreased from $0.41 to $(4.24). Correspondingly, intangible assets, net of accumulated amortization, decreased by $25.6 million to $124.7 million in September 2001 and decreased by $51.3 million to $135.0 million in September 2000. Accounts receivable, net of allowance for doubtful accounts increased by $1.3 million to $316.7 million in September 2001 and decreased by $1.1 million to $335.6 million in September 2000. Other current assets decreased by $1.4 million to $39.1 million in September 2001 and decreased by $0.6 million to $32.9 million in September 2000. Other assets were relatively unchanged in September 2001 and decreased by $0.6 million to $61.6 million in September 2000. Accrued liabilities were relatively unchanged in September 2001 and increased by $0.6 million to $163.5 million in September 2000. Other liabilities and deferred credits decreased by $7.5 to $38.8 million in September 2001 and decreased by $5.1 million to $82.4 million in September 2000. Deficit increased by $18.3 to $(67.6) million in September 2001 and increased by $49.1 million to $(117.7) million in September 2000.

These revisions had no effect on the Company's cash flows or revenues as reported in the 2000, 1999, 2001 and 2000 quarterly, or the nine months ended September 30, 2001 and September 28, 2000 financial statements. See Note 2 to the Consolidated Financial Statements for all effects of the 2000 and 1999 revisions on the 2000, 1999, 2001 and 2000 quarterly, and nine months ended September 27, 2001 and September 28, 2000 financial statements.

Revenue and Operating Profit

In 2001, revenue increased by $151.3 million, or 8.4%, from 2000 compared to a $463.8 million, or 34.5%, increase in 2000 revenue over 1999. Revenues were $2.0 billion, $1.8 billion, and $1.3 billion in 2001, 2000 and 1999, respectively. Operating profit was $163.1 million, $24.0 million, and $63.1 million in 2001, 2000, and 1999, respectively. Operating profit for 2001 and 2000 includes $44.7 million and $(76.2) million, respectively, related primarily to revised loss estimates on a contract acquired with the purchase of DIS as described in the "Revision of Financial Statements" discussion above and in Note 2 to the Consolidated Financial Statements). Operating profit, exclusive of the revisions discussed above and in Note 2, was $120.4 million, $100.6 million, and $63.1 million in 2001, 2000, and 1999, respectively, and increased by $20.2 million, or 20.2%, from 2000 compared to a $37.1 million, or 58.8%, increase in 2000 operating profit from 1999. Operating profit is defined as the excess of revenues over cost of services and certain non-operating income and expense, which are included in Other Income, net of Other Miscellaneous Expenses on the Consolidated Statements of Operations. The growth in 2001 revenue and operating profit was due primarily to several new contract wins, increased tasking on existing contracts, and the gain on sale of DMR. The larger growth in 2000 as compared to 1999 in revenues and operating profits was due in part to reporting the full year of operations of DIS, which was acquired in December 1999. DIS accounted for 46.2% of the growth in revenues in 2000 and for 44.9% of the growth in operating profits (exclusive of the adjustments referred to above) in 2000, as compared to 1999.

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

Offsetting the decreases in DI&ET revenues were increased revenues on several other contracts. DI&ET had increased revenues from growth in a joint venture for vaccine technology services for the Department of Defense ("DoD"), a new contract that provides battlefield simulation system support services and maintenance for the U.S. Army, and a new contract with the DoD, which provides security background investigations. The battlefield simulation contract and the security background investigations contract were both awarded in the second quarter of 2000 and were fully operational in 2001. These two new contracts provided combined revenues of $30.0 million in 2001. Also contributing higher revenues was a new DMR contract in the third quarter of 2001, which provides non-emergency medical transportation services in the Commonwealth of Virginia. This contract provided revenues of $15.1 million in 2001 and is part of DMR, which was divested on December 27, 2001. Management expects growth in revenues on the vaccine technology services contract and the battlefield simulation contract and slower growth in revenues on the background security investigations contract in 2002. In addition, management expects its two recently won contracts, one with the Department of Treasury and another with the Securities and Exchange Commission, to help offset the lost revenues from the DoE Hanford contract for 2002; however, these increases are not assured and they are not expected to fully replace the lost revenues. Management does not expect to be able to replace the revenues from DMR in 2002, which were approximately $41.9 million, $27.0 million, and $24.5 million for 2001, 2000, and 1999, respectively.

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

DI's revenues showed continued growth in the year ended December 27, 2001. DI's 2001 revenues grew by 18.7% to $545.5 million as compared to 2000 growth of 37.7% to $459.4 million. The increases in 2001 over 2000 were primarily attributable to the phase-in of two new contracts: one which was awarded in August 2000 and provides maintenance and logistical support to the U.S. Army and the other which was awarded in April 2000 and provides maintenance, storage, and security support to the United States Central Command Air Forces. These contracts reported combined revenues of $116.7 million and $30.2 million in 2001 and 2000, respectively. The growth in the U.S. Air Force contract was higher than expected for 2001 due to increased activities resulting from the war in Afghanistan. The war may have added as much as $20.0 million in revenue for the contract in 2001. Management is expecting smaller growth on these two contracts in 2002. Other increases in revenues resulted largely from increased services on a contract with the Department of State ("DoS") in support of the government's drug eradication program, primarily in South America, and to a smaller extent, from a new contract in 2001 that provides personnel services for U.S. embassies. This DoS contract provided revenues of $83.4 million and $57.9 million in 2001 and 2000, respectively. Offsetting these increases was decreased volume on an IDIQ contract that provides combat support, combat service support augmentation and force provided training modules to the U.S. Army and other military services. Other smaller decreases from prior year revenues were due to the completion of a contract providing logistics support to the United Nations in Sierra Leone, the loss of a contract that provided services in support of the United Nations mission in Kosovo, and the phasing down of an International
Police  Task  Force  contract  with  the DoS in  Bosnia.  The  combined  revenue reductions  in 2001  compared  to 2000 on these  four  contracts  totaled  $24.6 million. Management expects revenues to grow in 2002 due to the two new contracts noted above as well as new business awarded in early 2002. In February 2002, DI was awarded a five-year contract with the U.S. Air Force for work in Latin America.

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

DIS revenues were $245.6 million in 2001 as compared to $228.1 million in 2000, an increase of $17.5 million, or 7.7%. DIS' operating profit increased in 2001 over 2000 by $123.8 million, or 210.7%, to $65.0 million. Adjustments related primarily to revised loss estimates on an acquired contract increased operating profit by $44.7 million due to a contract modification in 2001 and decreased operating profit by $76.2 million in 2000 (see the "Revision of Financial
Statements" discussed above and in Note 2 to the Consolidated Financial Statements). Excluding these adjustments, the increases in both revenues and operating profits were due primarily to the start up of a new contract in the third quarter of 2001 with the Federal Bureau of Investigation ("FBI") for updated office automation, which consists primarily of desk top computers, servers, and networks. Management is expecting further increases in revenues and operating profits for this contract in 2002, due to an accelerated schedule for completion of the contract. This contract's schedule was accelerated as part of the government's response to the terrorist attacks on September 11, 2001. Offsetting these increases were decreases that resulted from several programs that were winding down in 2001. DIS expects revenue growth in 2002 to be at a higher rate than in 2001, due primarily to the FBI contract noted above.

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

Cost of Services

Cost of services was 92.5%, 98.5%, and 95.2% of revenue in 2001, 2000, and 1999, respectively. Cost of services was $1.8 billion, $1.8 billion, and $1.3 billion in 2001, 2000, and 1999, respectively. Cost of services includes a decrease in 2001 of $44.7 million and an increase of $76.2 million in 2000 related primarily to revised loss estimates on an acquired contract (as described in "Revision of Financial Statements" discussion above and in Note 2 to the Consolidated Financial Statements). Cost of services as a percentage of revenue fluctuated primarily due to the one-time adjustments noted above. Cost of services increased by $32.2 million from 2000, or 1.8%, to $1.8 billion. The primary reasons for the change in cost of services in 2001 are the $13.7 million operating loss for DMR and lower profit margins for ADVMED due to higher indirect expenses, offset by the one-time adjustment noted above.

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
                                                                  ========          =======        ========



In 2001, EBITDA increased by $139.0 million, or 2931.8%, to $143.7 million as compared to 2000. In 2000, EBITDA decreased by $37.4 million, or 88.7%, as compared to 1999. EBITDA (exclusive of the above mentioned adjustments primarily to revised loss estimates on a contract acquired with the purchase of DIS described in "Revision of Financial Statements" above and in Note 2 to the Consolidated Financial Statements) was $99.1 million and $81.3 million in 2001 and 2000, respectively, and remained unchanged in 1999. The increases in EBITDA (exclusive of the above-mentioned adjustments) are primarily attributable to the higher operating profits for DI&ET, DTS, DI, and DIS. The DI&ET increase includes the gain on the disposition of DMR of $17.4 million partially offset by DMR's operating losses of $13.7 million. The above net earnings (loss) amounts include DIS transition expenses of $5.5 million and $0.1 million in 2000 and 1999, respectively, and none in 2001. These expenses relate to administrative and accounting support provided by the former parent corporation and affiliates of DIS and ended in the first quarter of 2001. Also included in these expenses are costs related to transitioning these services to the Company. See Working Capital and Cash Flows discussion above for information on the Company's cash flow data.



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

Vienna, Virginia                                             ARTHUR ANDERSEN LLP
April 24, 2002

                            DynCorp and Subsidiaries
                           Consolidated Balance Sheets
                          As of the Fiscal Years Ended
                                 (In thousands)

                                                                                           December 28,
                                                                           December 27,  2000 (Revised -
                                                                               2001         See Note 2)
                                                                               ----         -----------
Assets
------
Current Assets:
   Cash and cash equivalents                                                 $ 15,078       $  12,954
   Accounts receivable and contracts in process, net                          353,990         335,621
   Prepaid income taxes                                                         2,126           1,139
   Other current assets                                                        37,310          34,707
                                                                             --------        --------
      Total Current Assets                                                    408,504         384,421

Property and Equipment, at cost:
   Land                                                                             0              22
   Buildings and leasehold improvements                                        11,436          13,805
   Machinery and equipment                                                     36,122          37,772
                                                                             --------       ---------
                                                                               47,558          51,599
   Accumulated depreciation and amortization                                  (26,599)        (23,833)
                                                                             --------       ---------
      Net Property and Equipment                                               20,959          27,766

Intangible Assets, net                                                        126,107         130,766

Deferred Income Taxes                                                               -          10,339

Other Assets                                                                   49,330          40,203
                                                                             --------       ---------

Total Assets                                                                 $604,900        $593,495
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

Intangible Assets:

The major classes of intangible assets, net of accumulated amortization as of December 27, 2001 and December 28, 2000 are summarized below (in millions):



                                                                                    2000
                                            Amortization                       (Revised - See
                                               Period             2001             Note 2)
                                               ------             ----             -------
Goodwill                                   10 to 40 years        $ 98.9            $103.6
Capitalized software                           8 years             12.4               9.0
Core and developed technology                  5 years              4.5               6.1
Contracts acquired                         up to 10 years           0.2               0.6
Assembled workforce                            7 years              4.6               5.6
Patent                                        17 years              5.5               5.9
                                                                 ------            ------
Total net intangibles                                            $126.1            $130.8
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

(2) Revision of Financial Statements

The Company has revised certain information in the Consolidated Financial Statements for the fiscal years ended December 30, 1999 and December 28, 2000 following discussions with the staff of the Securities and Exchange Commission ("SEC") regarding accounting principles articulated in SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") as they relate to the Company's acquisition of DIS from GTE Corporation in December 1999.

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

According to SFAS 38, the allocation period for purchase accounting adjustments ends when the acquiring enterprise is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable at the acquisition date. Items identified during the initial purchase period as "preacquisition contingencies" shall be included in the allocation of the purchase price based on the fair value of the contingency. The Company previously believed that the allocation period related to these preacquisition contingencies was still open during those periods. Although the Company stated in its 1999 Form 10-K that the purchase price allocation was preliminary, after discussions with the SEC's staff, the Company has determined that the allocation period for these preacquisition contingencies was no longer open in 2000 and 2001, and therefore the adjustments made should have been accounted for directly through the statement of operations, rather than as an adjustment to the original purchase accounting. As a result, the financial statements of the Company for the year ended December 28, 2000 and the nine months ended September 27, 2001 have been revised to reflect the adjustments directly in the statements of operations. In addition, the 1999 financial statements have been revised for the allocation of the DIS purchase price with respect to the valuation of an acquired contract in progress.

Reported common stockholders' share of net earnings (loss) decreased by $48.7 million, from $8.1 million to $(40.7) million, in 2000 and increased slightly in 1999, remaining at $5.9 million. Reported common stockholders' share of net earnings (loss) per diluted share decreased from $0.75 to $(3.88) in 2000 and was unchanged at $0.57 in 1999. Correspondingly, intangible assets, net of accumulated amortization, decreased by $50.9 million to $130.8 million in 2000 and decreased by $5.9 million to $143.3 million in 1999. Accounts receivable, net of allowance for doubtful accounts increased by $1.3 million to $335.6 million in 2000 and decreased by $2.4 million to $355.0 million in 1999. Other current assets decreased by $0.6 million to $34.7 million in 2000 and decreased by $2.2 million to $26.3 million in 1999. Deferred income tax asset decreased by
0.6 million to $10.3 million in 2000 and was unchanged in 1999. Accrued income taxes increased by $0.6 million to $6.5 million in 2000 and was unchanged in 1999. Deferred income tax liability remained unchanged in 2000 and increased by $2.2 million to $6.8 million in 1999. Other liabilities and deferred credits decreased by $2.7 to $87.6 million in 2000 and decreased by $12.8 to $38.4 million in 1999. Deficit increased by $48.7 to $(113.5) million in 2000 and decreased slightly in 1999, remaining at $(72.9) million.

The nine months ended September 30, 2001 financial statements were revised to reflect the estimated financial impact of entering into a modification on October 16, 2001 of a contract which had given rise to one of the preacquisition contingency losses noted above. Reported common stockholders' share of net earnings for the nine months ended September 27, 2001 increased by $27.9 million from $15.5 million to $43.5 million. Reported common stockholders' share of net earnings per diluted share for this same nine-month period increased from $1.40 to $3.92. Reported common stockholders' share of net earnings (loss) for the nine months ended September 28, 2000 decreased by $48.8 million from $4.3 million to $(44.6) million. Reported common stockholders' share of net earnings
(loss) per diluted share for this same nine-month period decreased from $0.41 to $(4.24). Correspondingly, intangible assets, net of accumulated amortization, decreased by $25.6 million to $124.7 million in September 2001 and decreased by $51.3 million to $135.0 million in September 2000. Accounts receivable, net of allowance for doubtful accounts increased by $1.3 million to $316.7 million in September 2001 and decreased by $1.1 million to $335.6 million in September 2000. Other current assets decreased by $1.4 million to $39.1 million in September 2001 and decreased by $0.6 million to $32.9 million in September 2000. Other assets were relatively unchanged in September 2001 and decreased by $0.6 million to $61.6 million in September 2000. Accrued liabilities were relatively unchanged in September 2001 and increased by $0.6 million to $163.5 million in September 2000. Other liabilities and deferred credits decreased by $7.5 to $38.8 million in September 2001 and decreased by $5.1 million to $82.4 million in September 2000. Deficit increased by $18.3 to $(67.6) million in September 2001 and increased by $49.1 million to $(117.7) million in September 2000.

These revisions had no effect on the Company's cash flows or revenues as reported in the 2000, 1999, 2001 and 2000 quarterly, or the nine months ended September 30, 2001 and September 28, 2000 financial statements. The effects of the 2000 and 1999 revisions on the 2000, 1999, 2001 and 2000 quarterly, and nine months ended September 27, 2001 and September 28, 2000 financial statements are presented in the tables below.

                                         2000            2000            1999            1999
                                     As Reported     As Revised      As Reported      As Revised
                                     -----------     -----------     -----------      ----------
Statement of Operations Data:
-----------------------------
Revenues                              $1,809,109     $1,809,109       $1,345,281      $1,345,281
Cost of services                       1,705,257      1,781,825        1,280,239       1,280,239
Amortization of intangibles of
  acquired companies                      15,362         14,762           11,419          11,408
Earnings (loss) from continuing
  operations before income taxes,
  minority interest, and extraordinary
  item                                    19,735        (56,233)          15,207          15,218

Common stockholders' share of
  net earnings (loss)                      8,052        (40,654)          5,895            5,902
Common stockholders' share of net
  earnings (loss) per common share:
Basic earnings (loss) per share            $0.77         $(3.88)          $0.59            $0.59
Diluted earnings (loss) per share          $0.75         $(3.88)          $0.57            $0.57

Balance Sheet Data:
-------------------
Accounts receivable, net of allowance
    for doubtful accounts               $334,354       $335,621        $357,411         $355,020
Other current assets                      35,268         34,707          28,582           26,348
Intangible assets, net of accumulated
    amortization                         181,677        130,766         149,159          143,266
Deferred income tax asset                 10,980         10,339               -                -
Total assets                             644,341        593,495         639,673          629,155
Accrued income taxes                       5,904          6,474           2,100            2,100
Deferred income tax liability                  -              -           4,547            6,784
Other liabilities and deferred credits    90,283         87,566          51,171           38,409
Deficit                                  (64,835)      (113,534)        (72,887)         (72,880)



                                                                                2001 Quarters
                                                                         (Unaudited and As Revised)
                                                                         --------------------------

                                            First Quarter            Second Quarter         Third Quarter          Fourth Quarter
                                            -------------            --------------         -------------          --------------
                                            As            As         As         As          As          As          As          As
                                        Reported        Revised   Reported    Revised    Reported    Revised     Reported    Revised
                                        --------        -------   --------    -------    --------    -------     --------    -------

Statement of Operations Data:
-----------------------------
Revenues                               $440,073       $440,073    $476,900    $476,900   $504,113    $504,113   $539,289   $539,289
Gross profit (a)                         23,406         23,257      25,836      25,687     32,438      75,032     22,408     22,408
Earnings from continuing
  operations before income
  taxes and minority interest             6,252          6,533        8,630      8,911     16,402      59,426     24,330     24,330
Minority interest                           611            611          934        934        925         925      1,068      1,068
Net earnings                              3,216          3,376        4,387      4,547      9,686      37,280     15,709     15,709
Common stockholders' share of net
  earnings                                2,665          2,825        3,819      3,979      9,058      36,652     15,066     15,066
Common stockholders' share
  of net earnings per
  common share:
Basic earnings  per  share                $0.25          $0.27        $0.36      $0.38      $0.86       $3.47      $1.42      $1.42
Diluted earnings per share                $0.24          $0.26        $0.34      $0.36      $0.82       $3.30      $1.35      $1.35

Balance Sheet Data:
-------------------
Accounts receivable, net of allowance
    for doubtful accounts              $313,558       $314,825    $321,643    $322,910   $315,386    $316,653   $353,990   $353,990
Other current assets                     40,788         40,280      37,356      36,900     40,542      39,134     39,436     39,436
Intangible assets, net of accumulated
    amortization                        178,390        127,908     175,548     125,495    105,270     124,672    126,107    126,107
Other assets                             49,925         49,284      46,804      46,163     38,205      38,184     49,330     49,330
Total assets                            618,588        568,224     612,232     562,349    583,411     557,650    604,900    604,900
Accrued liabilities                     156,342        156,965     159,807     160,482    163,428     163,463    209,269    209,269
Other liabilities and deferred credits   88,038         85,590      88,897      86,719     46,300      38,782     45,251     45,251
Deficit                                 (62,170)      (110,710)    (58,352)   (106,733)   (49,292)    (67,569)   (55,012)   (55,012)



                                                                                2000 Quarters (a)
                                                                          (Unaudited and As Revised)
                                                                          --------------------------


                                             First Quarter            Second Quarter          Third Quarter          Fourth Quarter
                                             -------------            --------------          -------------          --------------
                                             As          As          As           As         As          As         As         As
                                         Reported     Revised     Reported    Revised    Reported     Revised    Reported    Revised
                                         --------     -------     --------    -------    --------     -------    --------    -------
Statement of Operations Data:
-----------------------------
Revenues                                $428,500     $428,500    $445,302     $445,302   $467,673     $467,673   $467,634  $467,634
Gross profit (loss) (a)                   21,150       19,650      25,024       25,024     26,878      (48,191)    30,800    30,801
Earnings (loss) from continuing
  operations before income
  taxes and minority interest              1,397          (54)      4,310        4,367      5,804     (69,199)      8,224     8,653
Minority interest                            577          577         635          635        625         625       1,678     1,678
Net earnings (loss)                          476         (318)      2,131        2,212      3,004     (45,107)      4,283     4,401
Common stockholders' share of net
  earnings (loss)                             52         (742)      1,694        1,775      2,521     (45,590)      3,785     3,903
Common stockholders' share
  of net earnings (loss) per
  common share:
Basic earnings (loss)  per  share          $0.01       $(0.07)      $0.16        $0.17      $0.24      $(4.34)      $0.36     $0.36
Diluted earnings (loss) per share          $0.01       $(0.07)      $0.16        $0.17      $0.24      $(4.34)      $0.34     $0.36

Balance Sheet Data:
-------------------
Accounts receivable, net of allowance
    for doubtful accounts               $334,301     $331,910    $338,850     $337,726   $336,712     $335,588   $334,354  $335,621
Other current assets                      39,572       36,813      42,948       39,746     33,437       32,876     36,407    35,846
Intangible assets, net of accumulated
    amortization                         145,327      138,723     143,480      136,038    186,312      135,043    181,677   130,766
Other assets                              53,008       52,987      44,725       44,704     62,201       61,560     51,183    50,542
Total assets                             618,312      606,537     616,340      604,550    677,591      623,996    644,341   593,495
Accrued liabilities                      141,370      141,457     148,393      148,480    162,928      163,499    205,910   206,480
Other liabilities and deferred credits    57,121       46,015      46,857       35,809     87,449       82,377     90,283    87,566
Deficit                                  (72,835)     (73,591)    (71,140)     (71,969)   (68,622)    (117,716)   (64,835) (113,534)


                                                                         For the Nine Months Ended
                                                                         (Unaudited and As Revised)
                                                                         --------------------------


                                                     September 27,    September 27,   September 28,      September 28,
                                                       2001 As          2001 As         2000 As            2000 As
                                                      Reported          Revised         Reported           Revised
                                                      --------          -------         --------           -------

Statement of Operations Data:
-----------------------------
Revenues                                             $ 1,421,086      $ 1,421,086     $ 1,341,475      $ 1,341,475
Cost of services                                       1,339,406        1,297,110       1,268,423        1,344,992
Amortization of intangibles of acquired
        companies                                          5,621            4,331          11,264           11,092
Earnings (loss) from continuing operations
        before income taxes and minority interest         31,284           74,870          11,511          (64,886)
Net earnings (loss) (a)                                   17,289           45,203           5,611          (43,213)
Common stockholders' share of net earnings
   (loss)                                                 15,542           43,456           4,267          (44,557)
Common stockholders' shares of net earnings
   (loss) per common share:
Basic earnings (loss) per share                      $      1.47      $      4.12     $      0.41      $     (4.24)
Diluted earnings (loss) per share                    $      1.40      $      3.92     $      0.41      $     (4.24)


Balance Sheet Data:
-------------------
Accounts receivable, net of allowance
        for doubtful accounts                           $315,386          $16,653        $336,712         $335,588
Other current assets                                      40,542           39,134          33,437           32,876
Intangible assets, net of accumulated
        amortization                                     150,270          124,672         186,312          135,043
Other Assets                                              38,205           38,184          62,201           61,560
Total assets                                             583,411          557,650         677,591          623,996
Accrued liabilities                                      163,428          163,463         162,928          163,499
Other liabilities and deferred credits                    46,300           38,782          87,449           82,377
Deficit                                                  (49,292)         (67,569)        (68,622)        (117,716)


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
                                 ========          ========            ========

The provision (benefit) for income taxes consisted of the following:

                                              Fiscal Years Ended

                                                2000 (Revised -     1999 (Revised -
                                   2001            See Note 2)         See Note 2)
                                   ----            -----------         -----------
Current:
  Federal                        $   5,022         $  8,583            $ 1,578
  Foreign                              546            1,700                120
  State                                437              471                636
                                 ---------         --------            -------
                                     6,005           10,754              2,334
                                 ---------         --------            -------
Deferred:
  Federal                           28,745          (31,960)             4,464
  Foreign                                -                -                  -
  State                                374             (486)            (2,167)
                                 ---------         --------            -------
                                    29,119          (32,446)             2,297
                                 ---------         --------            -------
Valuation Allowance:
  Federal                                -                -                  -
  State                               (374)             756                 22
                                 ---------         --------            -------
                                      (374)             756                 22
                                 ---------         --------            -------
Total                            $  34,750         $(20,936)           $ 4,653
                                 =========         ========            =======

The components of deferred taxes are as follows:

                                                                                December 28, 2000
                                                        December 27, 2001   (Revised - See Note 2)
                                                        -----------------   -----------------------
Deferred tax liabilities:
  Employee benefits                                         $    (450)            $       (902)
  Contract revenue recognition                                (17,928)                 (11,480)
  Other, net                                                   (6,697)                    (847)
                                                            ---------              -----------
Total deferred tax liabilities                                (25,075)                 (13,229)
                                                            ---------              -----------
Deferred tax assets:
  Deferred compensation                                         1,029                    1,085
  Operating reserves and other accruals                        19,841                   35,538
  Depreciation and amortization                                   468                    1,614
  Increase due to federal rate change                             335                      335
  Benefit of state tax on temporary differences and
   state net operating loss carryforwards                       5,140                    5,514
                                                            ---------              -----------
  Total deferred tax assets                                    26,813                   44,086
                                                            ---------              -----------
  Total temporary differences before valuation
    allowances                                                  1,738                   30,857

Valuation Allowances:
  State                                                        (5,140)                  (5,514)
                                                            ---------              -----------
  Total temporary differences affecting tax
    provision                                                  (3,402)                   25,343
  "Safe harbor" leases                                         (3,903)                  (4,035)
  Acquired contingent reserves                                  3,217                    4,110
                                                            ---------              -----------
Net deferred tax (liability) asset                          $  (4,088)             $    25,418
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

In September, 2000, the Company became aware of significant errors in preacquisition estimates of the cost to complete a major ten-year federal government telephone installation and operation contract that was undertaken in 1998 by GTE Information Systems LLC, now known as DynCorp Information Systems LLC, a wholly-owned subsidiary of the Company ("DIS"). The Company acquired GTE Information Systems LLC from Contel, Inc., a subsidiary of GTE, Inc., in December 1999. As a consequence of these errors, the Company recorded a loss reserve for the contract in the amount of $69.0 million, which had a remaining balance of $53.8 million at December 28, 2000. See Note 2 for a discussion concerning the accounting for such loss reserve. Effective August 1, 2001, DIS and the federal government customer entered into a bilateral modification of the contract as a consequence of which the Company reduced the previously recorded loss reserve by $44.7 million effective in the third quarter 2001. This reduction resulted from the government's elimination of certain future liabilities from the contract, an increase in future billing rates for calls, and a decrease in future call revenue shared with the government agency. On August 10, 2001, the Company instituted suit against GTE, Inc. claiming breaches of the acquisition agreement representations and warranties and for other relief.

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

Revenue, operating profit, identifiable assets, capital expenditures, and depreciation and amortization by segment are presented below:

                                                             Fiscal Years Ended

                                                                     2000(e)           1999(e)
                                                                   (Revised -       (Revised -
                                                 2001              See Note 2)       See Note 2)
                                                 ----              -----------       -----------
Revenue
-------
DI&ET                                            $  588,014         $ 606,715       $  581,904
DTS                                                 519,940           450,155          361,880
DI                                                  545,519           459,446          333,619
DIS                                                 245,584           228,128           13,901
ADVMED                                               61,318            64,665           53,977
                                                 ----------        ----------      -----------
                                                 $1,960,375        $1,809,109       $1,345,281
                                                 ==========        ==========       ==========
Operating Profit (Loss)
-----------------------
DI&ET (a)                                        $   39,148        $   36,610      $    29,954
DTS                                                  19,425            16,878           12,140
DI                                                   36,844            25,564           19,383
DIS (b)                                              65,021           (58,760)             989
ADVMED                                                2,652             3,692              621
                                                 ----------        -----------      ----------
                                                    163,090            23,984           63,087

Corporate general and administrative                 29,456             29,350          21,741
Interest expense                                     31,521             41,408          18,943
Interest income                                        (657)            (1,471)         (1,393)
Goodwill amortization (c)                             2,929              4,007           2,947
Amortization of other intangibles of
   acquired companies (d)                             3,305             10,755           8,461
Costs associated with divested
   businesses                                             -                148             286
Minority interest included in operating
   profit (loss)                                     (3,538)            (3,515)         (2,968)
Other miscellaneous                                     874               (465)           (148)
                                                 ----------        -----------     ------------
Earnings (loss) from continuing operations
   before income taxes, minority interest,
   and extraordinary item                        $   99,200        $   (56,233)     $   15,218
                                                 ==========        ===========     ===========

(a) 2001 includes a $17.4 million gain on disposition of DMR (see Note 12).
(b) 2001 includes $44.7 million of income primarily from revised loss estimates due to contract modification in 2001 on a contract acquired with the pur-chase of DIS. 2000 includes a $76.2 million charge primarily from revised loss estimates on the same contract (See Note 2).
(c) 1999 includes a write-off of the unamortized goodwill balance of an impaired investment.
(d) 1999 includes write-off of in-process research and development.

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
                                                  ========         =========       ========

(22)  Quarterly Financial Data (Unaudited)

A summary of quarterly financial data for 2001 and 2000 is as follows:

                                                    2001 Quarters                               2000 Quarters (a)
                                               (Unaudited and Revised                      (Unaudited and Revised
                                                   - See Note 2)                                  - See Note 2)
                                                   -------------                                  -------------

                                      First      Second      Third     Fourth        First     Second      Third     Fourth
                                      -----      ------      -----     ------        -----     ------      -----     ------
Revenues                            $440,073    $476,900   $504,113   $539,289     $428,500   $445,302   $467,673   $467,634
Gross profit (loss)(a)                23,257      25,687     75,032     22,408       19,650     25,024    (48,191)    30,801
Earnings (loss) from continuing
 operations before income
 taxes and minority interest           6,533       8,911     59,426     24,330          (54)     4,367    (69,199)     8,653
Minority interest                        611         934        925      1,068          577        635        625      1,678
Net earnings (loss)                    3,376       4,547     37,280     15,709         (318)     2,212    (45,107)     4,401
Common stockholder' share of
  net earnings (loss) per common share:
Basic earnings (loss) per share       $ 0.27       $0.38      $3.47      $1.42       $(0.07)     $0.17     $(4.34)     $0.36
Diluted earnings (loss) per share     $ 0.26       $0.36      $3.30      $1.35       $(0.07)     $0.17     $(4.34)     $0.36

(a) 2000 fourth quarter includes $1.1 million of closedown costs on an operation which supported the Department of Justice.

DMR's quarterly revenue and operating results were the following:
($ thousands)


                                  2001 Quarters (a) (b)                            2000 Quarters
                                      (unaudited)                                   (unaudited)
                                      -----------                                   -----------

                      First      Second     Third      Fourth        First     Second     Third     Fourth
                      -----      ------     -----      ------        -----     ------     -----     ------
Revenue              $7,134      $7,270    $13,925    $ 13,601       $6,555    $7,127     $6,107    $7,194
Gross (loss) profit  $  (40)     $ (435)   $   648    $(13,706)      $  486    $  211     $ (737)   $  454


(a) 2001 fourth quarter includes a $9.4 million loss on a DMR contract providing non-emergency medical transportation services in the Commonwealth of Virginia.
(b) 2001 fourth quarter gross loss does not include the gain on disposition of DMR of $17.4 million
(see Note 12).


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

10.1            Deferred Compensation Plan (incorporated by reference to Registrant's Form 10-K for 1987, File No.
                     1-3879)

10.2            Management Incentive Plan (incorporated by reference to Registrant's Form 10-K for 1999, File No.
                     1-3879)

10.3            Executive Incentive Plan (incorporated by reference to Registrant's Form 10-K for 1999, File No.
                     1-3879)

10.4            Employment Agreement of Paul V. Lombardi, dated November 1, 2001 (incorporated by reference to Registrants' Form
                     10-K for 1987, File No.1-3879)

10.5            Employment Agreement of Patrick C. FitzPatrick, dated November 1, 2001 (previously filed)

10.6            Employment Agreement of Marshall S. Mandell, dated November 1, 2001 (previously filed)

10.7            Employment Agreement of David L. Reichardt, dated November 1, 2001 (previously filed)

10.8            Restricted Stock Plan (incorporated by reference to Registrant's Form 10-K/A for 1995, File No.
                     1-3879)

10.9            1995 Stock Option Plan, as amended (previously filed)

10.10           1999 Long-Term Incentive Stock Plan, as amended (previously filed)

10.11           Key Executive Share-Option Compensation Plan (incorporated by reference to Registrant's Form 10-K for 1999, File No. 1-3879)

10.12           Change in Control Agreement of W. Ben Medley (filed herewith)

21              Subsidiaries of the Registrant (previously filed)

23              Consent of Independent Public Accountants (filed herewith)

99              The Registrant's Letter to the Securities and Exchange Commission pursuant to the Commission's Temporary
                Order issued on March 14, 2002 (previously filed)

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

                                             DYNCORP

May 7, 2002                     By:    /S/ P. C. FitzPatrick
                                       ---------------------
                                              P. C. FitzPatrick
                                              Senior Vice President -
                                              Chief Financial Officer

May 7, 2002                     By:     /S/ J. J. Fitzgerald
                                        --------------------
                                              J. J. Fitzgerald
                                              Vice President and
                                              Controller

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