Form 10-K/A
period 2000-12-28
DYNCORP
filed 2002-05-17
CIK 30770

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

                               TABLE OF CONTENTS
                                      2000
                                   FORM 10-K/A

          Item                                                                                Page
    ----------------------------------------------------------------------------------------------
       Part I

    1. Business                                                                                1-3
    2. Properties                                                                              3
    3. Legal Proceedings                                                                       3
    4. Submission of Matters to a Vote of Security Holders                                     3


       Part II

    5. Market for the Registrant's Common Stock and Related Stockholder Matters                3-4
    6. Selected Financial Data                                                                 5-6
    7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                   6-14
    8. Financial Statements and Supplementary Data
       Report of Independent Public Accountants                                                15
       Financial Statements
         Consolidated Balance Sheets
           Assets                                                                              16
           Liabilities and Stockholders' Equity                                                17
         Consolidated Statements of Operations                                                 18
         Consolidated Statements of Cash Flows                                                 19
         Consolidated Statements of Stockholders' Equity                                       20
         Notes to Consolidated Financial Statements                                            21-39
    9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures                                                  39


       Part III

    10.Directors and Executive Officers of the Registrant                                      40-42
    11.Executive Compensation                                                                  43-45
    12.Security Ownership of Certain Beneficial Owners and Management                          45-46
    13.Certain Relationships and Related Transactions                                          47


       Part IV

    14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        47-48

    Signatures                                                                                 49

    Schedule II-Valuation and Qualifying Accounts                                              50

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

ITEM 3. LEGAL PROCEEDINGS

This item is incorporated herein by reference to Note 19 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A.

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


                                                     Revised         Revised
                                                      Dec 28          Dec 30         Dec 31          Dec 31          Dec 31
                                                   2000 (a)(i)       1999 (b)       1998 (c)        1997 (d)        1996 (e)
                                                   -----------       --------       --------        --------        --------

Statement of Operations Data:
-----------------------------
Revenues                                          $ 1,809,109     $ 1,345,281     $ 1,233,707    $  1,145,937    $ 1,021,453
Cost of services                                  $ 1,781,825     $ 1,280,239     $ 1,173,151    $  1,096,246    $   970,163
Corporate general and administrative              $    29,350     $    21,741     $    18,630    $     17,785    $    18,241
Interest expense                                  $    41,408     $    18,943     $    14,144    $     12,432    $    10,220
(Loss) earnings from continuing operations
    before extraordinary item and certain other
    expenses (f)                                  $   (38,664)    $     9,494     $    15,585    $     15,579    $    12,774
(Loss) earnings from continuing operations
    before extraordinary item (g)                 $   (38,812)    $     7,597     $    15,055    $      7,422    $    11,949
Net (loss) earnings                               $   (38,812)    $     5,996     $    15,055    $      7,422    $    14,629
Common stockholders' share of net (loss)
    earnings                                      $   (40,654)    $     5,902     $    15,055    $      7,422    $    12,345
(Loss) earnings per share from continuing
    operations before extraordinary item
         Basic                                    $    (3.70)     $       0.76    $     1.47     $       0.83    $      1.14
         Diluted                                  $    (3.70)     $       0.74    $     1.43     $       0.70    $      0.82
Common stockholders' shares of net (loss)
    earnings
         Basic                                    $    (3.88)     $       0.59    $     1.47     $       0.83    $      1.46
         Diluted                                  $    (3.88)     $       0.57    $     1.43     $       0.70    $      1.05
Statement of Cash Flows Data:
-----------------------------
Cash flows provided (used in) operating
    activities                                    $    59,051     $    13,835     $    (7,752)   $      9,937    $     4,848
Cash flows (used in) provided by investing
    activities                                    $     8,082     $  (184,975)    $   (20,131)   $     (8,257)   $      1,681
Cash flows (used in) provided by financing
    activities                                    $  (59,836)     $   172,709     $    7,369     $     (2,955)   $   (11,803)
Balance Sheet Data:
-------------------
Total assets                                      $   593,495     $   629,155     $   379,238    $    390,122    $   368,752
Long-term debt excluding current maturities       $   283,889     $   334,944     $   152,121    $    152,239    $   103,555
Redeemable common stock                           $   246,330     $   189,116     $   183,861    $    154,840    $   139,322
Additional Data:
----------------
EBITDA (h)                                        $     4,740     $    42,112     $    45,226    $     29,274    $    34,948

(a) 2000 includes $5,998 for the replacement of core systems, including DIS systems.
(b) 1999 includes reversal of $2,000 reserve for favorable resolution of contract compliance issues, $4,387 for the replacement of core systems, DIS in-process research and development write-off $6,400, settlement of a suit with a former electrical subcontractor $2,200, and write-off of cost in excess of net assets acquired of consolidated subsidiary $1,234.
(c) 1998 includes reversal of $670 reserve for asbestos litigation (see Note 19 (a)), $1,177 accrual for subcontractor suit, reversal of $2,500 reserve for contract compliance issues, and $2,159 expense for the replacement of core systems.
(d) 1997 includes $7,800 accrual of costs related to asbestos litigation (see Note 19 (a)), $2,488 reversal of income tax valuation allowance, and $2,055 reversal of accrued interest related to IRS examinations and potential disallowance of deductions (see Note 12).
(e) 1996 includes $3,299 accrual for supplemental pension and other fees payable to retiring officers and a member of the Board of Directors,
        $1,286 write-off of cost in excess of net assets acquired of an unconsolidated subsidiary, $1,250 credit for a revised estimate of the ESOP Put Premium and $4,067 reversal of income tax valuation allowance.
(f) Certain other expenses include costs and expenses associated with divested businesses of $148 in 2000, $1,897 in 1999, $530 in 1998,
        $8,157 in 1997, and $825 in 1996.
(g) The extraordinary loss, net of income taxes, in 1999 of $1,601 resulted from the early extinguishment of debt.
(h) EBITDA as defined by management consists of net earnings before extraordinary item, income tax provision, net interest expense, depreciation and amortization. EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. See Item 7 for further discussion on EBITDA.
(i) 2000 includes charges totaling $76.2 million related primarily to revised loss estimates on a contract acquired with the purchase of DIS. See Note 2 to the Consolidated Financial Statements and the "Revision of Financial Statements" discussion below regarding revision of the 2000 and 1999 financial statements.

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

Revision of Financial Statements

The Company has revised certain information in the Consolidated Financial Statements for the fiscal years ended December 30, 1999 and December 28, 2000, following discussions with the staff of the Securities and Exchange Commission ("SEC") regarding accounting principles articulated in SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") as they relate to the Company's acquisition of DIS from GTE Corporation in December 1999.

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

According to SFAS 38, the allocation period for purchase accounting adjustments ends when the acquiring enterprise is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable at the acquisition date. Items identified during the initial purchase period as "preacquisition contingencies" shall be included in the allocation of the purchase price based on the fair value of the contingency. The Company previously believed that the purchase accounting adjustments made in 2000 related to preacquisition contingencies and that the allocation period related to these contingencies was still open during those periods. Although the Company stated in its 1999 Form 10-K that the purchase price allocation was preliminary, after discussions with the SEC's staff, the Company has determined that the allocation period for these preacquisition contingencies was no longer open in 2000 (and in 2001), and therefore the adjustments made should have been accounted for directly through the statement of operations, rather than as an adjustment to the original purchase accounting. As a result, the financial statements of the Company for the year ended December 28, 2000 have been revised to reflect the adjustments directly in the statement of operations.

In addition, the 1999 financial statements have been revised for the allocation of the DIS purchase price with respect to the valuation of an acquired contract in progress.

Reported common stockholders' share of net earnings (loss) decreased by $48.7 million, from $8.1 million to $(40.7) million, in 2000 and increased slightly in 1999, remaining at $5.9 million. Reported common stockholders' share of net earnings (loss) per diluted share decreased from $0.75 to $(3.88) in 2000 and was unchanged at $0.57 in 1999. Correspondingly, intangible assets, net of accumulated amortization, decreased by $50.9 million to $130.8 million in 2000 and decreased by $5.9 million to $143.3 million in 1999. Accounts receivable, net of allowance for doubtful accounts increased by $1.3 million to $335.6 million in 2000 and decreased by $2.4 million to $355.0 million in 1999. Other current assets decreased by $0.6 million to $34.7 million in 2000 and decreased by $2.2 million to $26.3 million in 1999. Deferred income tax asset decreased by $0.6 million to $10.3 million in 2000 and was unchanged in 1999. Accrued income taxes increased by $0.6 million to $6.5 million in 2000 and was unchanged in 1999. Deferred income tax liability remained unchanged in 2000 and increased by $2.2 million to $6.8 million in 1999. Other liabilities and deferred credits decreased by $2.7 to $87.6 million in 2000 and decreased by $12.8 to $38.4 million in 1999. Deficit increased by $48.7 to $(113.5) million in 2000 and decreased slightly in 1999, remaining at $(72.9) million. Reported common stockholders' share of net earnings (loss) for the nine months ended September 28, 2000 decreased by $48.8 million from $4.3 million to $(44.6) million. Reported common stockholders' share of net earnings (loss) per diluted share for this same nine-month period decreased from $0.41 to $(4.24). Correspondingly, intangible assets, net of accumulated amortization, decreased by $51.3 million to $135.0 million in September 2000. Accounts receivable, net of allowance for doubtful accounts decreased by $1.1 million to $335.6 million in September 2000. Other current assets decreased by $0.6 million to $32.9 million in September 2000. Other assets decreased by $0.6 million to $61.6 million in September 2000. Accrued liabilities increased by $0.6 million to $163.5 million in September 2000. Other liabilities and deferred credits decreased by $5.1 million to $82.4 million in September 2000. Deficit increased by $49.1 million to $(117.7) million in September 2000. These revisions had no effect on the Company's cash flows or revenues as reported in 2000 and 1999. See Note 2 to the Consolidated Financial Statements for all effects of the 2000 and 1999 revisions on the 2000, 1999, and 2000 quarterly, and nine months ended and September 28, 2000 financial statements.

Subsequent Events Information Regarding the Purchase Accounting Adjustments: At the end of the third quarter of 2001, the Company reversed a significant amount of the contract loss reserves as a result of entering into a modification of one of the contracts acquired. This was also originally accounted for as a purchase accounting adjustment, which resulted in a decrease to goodwill and deferred tax asset. As noted above, the allocation period for the preacquisition contingency was no longer open and the year-end December 27, 2001 financial statements were revised to reflect the adjustment directly in the statement of operations.

Revenue and Operating Profit

In 2000, revenue increased by $463.8 million, or 34.5%, from 1999 compared to a $111.6 million, or 9.0%, increase in 1999 revenue over 1998. Operating profit for 2000 includes $(76.2) million related primarily to revised loss estimates on a contract acquired with the purchase of DIS as described in the "Revision of Financial Statements" discussion above and in Note 2 to the Consolidated Financial Statements. Operating profit, exclusive of the revisions discussed above and in Note 2, was $100.2 million, $63.1 million and $57.7 million in 2000, 1999, and 1998, respectively, and increased by $37.1 million, or 58.8%, from 1999 compared to a $5.4 million, or 9.4%, increase in 1999 operating profit from 1998. The growth in revenue and operating profit was due to new contract wins, increased tasking on existing contracts, and the full year impact of DIS, which was acquired in late 1999. DIS accounted for approximately $214.2 million, or 46.2%, of the revenue increase and approximately $16.8 million, or 44.9%, of the operating profit increase from 1999.

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

DI&ET's revenues were $635.9 million in 1999, a 0.4% increase over 1998 revenues of $633.1 million. The revenue increase was due in part to the start-up of a contract with the U.S. Postal Service, which was awarded in 1998, but became operational in 1999, and a subcontract from the Department of Commerce for the 2000 Census that was also awarded in 1998 but became operational in 1999. DI&ET health information technology services' revenues increased due to a full year impact of FMAS, a medical outcome measurement and data abstraction services company acquired in 1998, and growth in a joint venture for vaccine technology services to the Department of Defense. Also contributing to the revenue increases were higher volumes of state and local contract business, increased tasking on several IDIQ contracts, and new business with the customer at the Norco location. Partially offsetting these increases in revenue was the loss in recompetition of significant portions of the work scope of an enterprise contract at the Department of Energy ("DoE") Rocky Flats location. In the twelve months of 1998, Rocky Flats' revenue was $71.0 million.

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

Cost of Services

Cost of services was 98.5%, 95.2%, and 95.1% of revenue in 2000, 1999, and 1998, respectively. Cost of services includes an increase of $76.2 million in 2000 related primarily to revised loss estimates on an acquired contract (as described in "Revision of Financial Statements" discussion above and in Note 2 to the Consolidated Financial Statements). Cost of services as a percentage of revenue fluctuated in 2000 primarily due to the one-time adjustment noted above.

Costs of services (exclusive of the one-time adjustment of $76.2 million in 2000) increased by $425.0 million from 1999, or 33.2%, to $1.7 billion in 2000. Cost of services for DIS (Exclusive of the revisions discussed above), which was purchased in December 1999, comprised $197.8, or 46.5%, of the increase from 1999.

The decrease in the cost of services (exclusive of the one-time adjustments noted above) as a percentage of revenue in 2000 as compared to 1999 was attributable to the higher margin DIS business acquired in 1999, partially offset by significant growth in the lower margin DTS business. DIS cost of services (exclusive of the one-time adjustments noted above) was 92.4% and 92.9% of revenue in 2000 and 1999, respectively. DTS cost of services was 95.3% and 95.5% of revenue in 2000 and 1999, respectively. Cost of services increased by $425.0 million from 1999, or 33.2%. Cost of services increased by $107.1 million from 1998, or 9.1%.

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

The increase in amortization of intangibles of acquired companies in 1999 resulted mostly from the amortization of intangible assets recorded in connection with the acquisition of DIS. In 1999, there was also an in-process research and development write-off of $6.4 million associated with the acquisition of DIS and a write-off of $1.2 million of cost in excess of net assets acquired for a business that was divested in February 2000. Amortization costs related to the DIS intangibles in 2000 and 1999 totaled $12.9 million and $7.1 million (which includes the $6.4 million write-off), respectively.

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

Working Capital and Cash Flows

Working capital, defined as current assets less current liabilities, was $142.6 million at December 28, 2000 compared to $160.6 million at December 30, 1999, a decrease of $18.0 million. The ratio of current assets to current liabilities at December 28, 2000 was 1.6 compared to 1.7 at December 30, 1999. The decrease is primarily the result of lower accounts receivable due to faster customer collections and increases in certain accrued expenses. During 2000, management placed a greater emphasis on its receivable collection and cash management. These decreases were offset by payments of the current portions of the long-term debt.

For the year ended December 28, 2000, the Company's cash flow from operations was $59.1 million, increasing $45.2 million from $13.8 million cash provided by operations in 1999. The increase resulted primarily from higher customer collections, partially offset by payments on accounts payable. In 1999, the increase in cash flow from operations over 1998 was primarily attributable to the absence in 1999 of payments related to the settlement of the Fuller-Austin bankruptcy and from the absence of an increase in accounts receivable similar to that of 1998, which was caused by increased revenues and start-up of new contracts. In 1998 the cash used in operations was $7.8 million and resulted mostly from increases in accounts receivable due to increased revenues
and  start-up  of  new  contracts  and  the  settlement  of  the   Fuller-Austin
bankruptcy.

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

On December 10, 1999, the Company entered into an agreement with various financial institutions for the sale of $40.0 million face value of the Company's subordinated pay-in-kind notes due 2007, with an estimated fair value of $33.9 million ("Subordinated Notes"), and for the sale of 426,217 shares of the Company's stock with an estimated fair value of $6.1 million (see Note 8 to the Consolidated Financial Statements). The Subordinated Notes bear interest at 15.0% per annum, payable semi-annually. The Company may, at its option, prior to December 15, 2004, pay the interest in cash or in additional Subordinated Notes. On December 28, 2000, the Company paid $3.2 million cash interest on the Subordinated Notes. The Subordinated Notes are redeemable, in whole or in part, at the option of the Company, on or after December 15, 2000 at a redemption price that ranges from 114.0% in 2000 to 100.0% in 2006 and thereafter. The Subordinated Notes are general unsecured obligations of the Company and will be subordinated in right of payment to all existing and future senior debt of the Company and to the Senior Notes.

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

                                                                        For Fiscal Years Ended
                                                                        ----------------------
                                                                  2000            1999             1998
                                                                  ----            ----             ----
                                                               (Revised)        (Revised)
                                                               ---------        ---------
              Net earnings                                     $ (38,812)       $ 5,996            $15,055
                 Depreciation and amortization                     26,894        13,561              8,825
                 Interest expense, net                             39,937        17,550             12,544
                 Income taxes                                    (20,936)         4,653              9,559
                 Extraordinary item, net of tax                        -          1,601                  -
                 Amortization of deferred debt expense            (2,300)        (1,210)              (721)
                 Debt issue discount                                 (43)           (39)               (36)
                                                               ----------       --------           --------
              EBITDA                                               $4,740       $42,112            $45,226


In 2000, EBITDA decreased by $37.4 million, or 88.7%, as compared to 1999. EBITDA decreased by $3.1 million, or 6.9%, to $42.1 million in 1999 over 1998. EBITDA (exclusive of the one-time adjustment related primarily to revised loss estimates on a contract acquired with the purchase of DIS described in "Revision of Financial Statements" above and in Note 2 to the Consolidated Financial Statements) was $ 81.3 million. The increases in EBITDA (exclusive of the above-mentioned adjustment) in 2000, as compared to 1999, are primarily attributable to higher operating profits. In 2000, operating profits (exclusive of the above-mentioned adjustment) increased by $37.5 million, or 59% over 1999. DIS, which was purchased in December 1999, accounted for approximately $16.8 million, or 45.0%, of this increase. 1999 operating profits increased only by $5.4 million, or 9.4% over 1998. The above net earnings amounts include DIS transition expenses of $5.5 million and $0.1 million in 2000 and 1999, respectively. These expenses relate to administrative and accounting support provided by the former parent corporation and affiliates of DIS, which is expected to end by the first quarter of 2001. Also included in these expenses are costs related to transitioning these services to the Company. Management expects future administrative and accounting support services to be significantly less than the 2000 expenses.

Environmental Matters

Neither the Company nor any of its subsidiaries has been named as a Potentially Responsible Party (as defined in the Comprehensive Environmental Response, Compensation, and Liability Act) at any site. The Company has incurred costs for the installation and operation of a soil and water remediation system and for the clean up of environmental conditions at certain other sites (see Note 19(b) to the Consolidated Financial Statements). The Company's liability, in the aggregate, with respect to these matters is not expected to be material to the

Company's results of operations or financial condition.

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

                    Report of Independent Public Accountants

To DynCorp:

We have audited the accompanying consolidated balance sheets of DynCorp (a Delaware corporation) and subsidiaries as of December 28, 2000 (as revised - see note 2) and December 30, 1999 (as revised - see note 2), and the related consolidated statements of operations, cash flows and stockholders' equity for each of the two fiscal years in the period ended December 28, 2000 (as revised - see note 2) and the year ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DynCorp and subsidiaries as of December 28, 2000 (as revised - see note 2) and December 30, 1999 (as revised - see note 2), and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 28, 2000 (as revised - see note 2) and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II, listed in Item 14 of the Form 10-K/A, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Vienna, Virginia                                ARTHUR ANDERSEN LLP
April 10, 2002

                            DynCorp and Subsidiaries
                           Consolidated Balance Sheets
                          As of the Fiscal Years Ended
                                 (In thousands)

                                                                         December 28,     December 30,
                                                                             2000             1999
                                                                             ----             ----
                                                                          (Revised -       (Revised -
                                                                           See Note 2)     See Note 2)
Assets
------
Current Assets:
   Cash and cash equivalents                                                 $ 12,954       $   5,657
   Accounts receivable and contracts in process, net                          335,621         355,020
   Prepaid income taxes                                                         1,139           6,558
   Other current assets                                                        34,707          26,348
                                                                             --------       ---------
      Total Current Assets                                                    384,421         393,583


Property and Equipment, at cost:
   Land                                                                            22             621
   Buildings and leasehold improvements                                        13,805          28,957
   Machinery and equipment                                                     37,772          32,800
                                                                             --------       ---------
                                                                               51,599          62,378
   Accumulated depreciation and amortization                                  (23,833)        (21,583)
                                                                             --------       ---------
      Net Property and Equipment                                               27,766          40,795

Intangible Assets, net                                                        130,766         143,266

Deferred Income Taxes                                                          10,339               -

Other Assets                                                                   40,203          51,511
                                                                             --------       ---------
Total Assets                                                                 $593,495        $629,155
                                                                             ========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                            DynCorp and Subsidiaries
                           Consolidated Balance Sheets
                          As of the Fiscal Years Ended
                      (In thousands, except share amounts)

                                                                          December 28,          December 30,
                                                                             2000                   1999
                                                                             ----                   ----
                                                                           (Revised -             (Revised-
                                                                           See Note 2)           See Note 2)

Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Notes payable and current portion of long-term debt                       $    124            $   8,242
   Accounts payable                                                            27,574               85,357
   Deferred revenue and customer advances                                       7,631                6,048
   Accrued income taxes                                                         6,474                2,100
   Accrued expenses                                                           200,006              131,274
                                                                             --------            ---------
      Total Current Liabilities                                               241,809              233,021

Long-term Debt                                                                283,889              334,944

Deferred Income Taxes                                                               -                6,784

Other Liabilities and Deferred Credits                                         87,566               38,409

Contingencies and Litigation (Note 18)
Temporary Equity:
 Redeemable common stock at redemption value
  ESOP shares, 7,504,653 and 7,350,937 shares issued
    and outstanding in 2000 and 1999, respectively,
    subject to restrictions                                                   238,346              182,974
  Other redeemable common stock, 426,217 shares issued
    and outstanding in 2000 and 1999                                            7,984                6,142

Stockholders' Equity:
  Common stock, par value ten cents per share, authorized
    20,000,000 shares; issued 4,758,897
    and 4,908,447 shares in 2000 and 1999, respectively                           476                  491
 Paid-in surplus                                                              134,638              133,338
 Accumulated other comprehensive income                                             3                   (9)
 Reclassification to temporary equity for redemption value
     greater than par value                                                  (245,540)            (188,339)
 Deficit                                                                     (113,534)             (72,880)
 Common stock held in treasury, at cost; 2,264,625
 and 2,301,262 shares in 2000 and 1999, respectively                          (42,142)             (43,062)
 Unearned ESOP shares                                                               -               (2,658)
                                                                             --------            ---------
Total Liabilities and Stockholders' Equity                                   $593,495             $629,155
                                                                             ========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                            DynCorp and Subsidiaries
                      Consolidated Statements of Operations
                           For the Fiscal Years Ended
                    (In thousands, except per share amounts)

                                                                             December 28,  December 30,  December 31,
                                                                                 2000          1999          1998
                                                                                 ----          ----          ----
                                                                             (Revised -     (Revised -
                                                                             See Note 2)    See Note 2)
                                                                             -----------    -----------
Revenues                                                                     $1,809,109     $1,345,281     $1,233,707
                                                                             ----------     ----------     ----------
Costs and expenses:
      Cost of services                                                        1,781,825      1,280,239      1,173,151
      Corporate general and administrative                                       29,350         21,741         18,630
      Interest expense                                                           41,408         18,943         14,144
      Interest income                                                            (1,471)        (1,393)        (1,600)
      Amortization of intangibles of acquired companies                          14,762         11,408          2,911
      Other income                                                                 (532)          (875)          (224)
                                                                             ----------     ----------     ----------
        Total costs and expenses                                              1,865,342      1,330,063      1,207,012
                                                                             ----------     ----------     ----------

Earnings from continuing operations before income taxes,
  minority interest, and extraordinary item                                     (56,233)        15,218         26,695
   Provision for income taxes                                                   (20,936)         4,653          9,559
                                                                             ----------     ----------     ----------

Earnings from continuing operations before minority interest
     and extraordinary item                                                     (35,297)        10,565         17,136
   Minority interest                                                              3,515          2,968          2,081
                                                                             ----------     ----------     ----------

Earnings from continuing operations before extraordinary item                   (38,812)         7,597         15,055
   Extraordinary loss from early extinguishment of debt, net of income taxes          -          1,601              -
                                                                             ----------     ----------     ----------

Net earnings                                                                 $  (38,812)    $    5,996     $   15,055
                                                                             ==========     ==========     ==========

  Accretion of other redeemable common stock to redemption value                  1,842             94              -
                                                                             ----------     ----------     ----------

Common stockholders' share of net earnings                                   $  (40,654)    $    5,902     $   15,055
                                                                             ==========     ==========     ==========

Common stockholders' share of net earnings per common share:

      Basic earnings per share                                               $     (3.88)   $      0.59    $      1.47

      Diluted earnings per share                                             $     (3.88)   $      0.57    $      1.43

Weighted-average number of shares
       outstanding for basic earnings per share                                  10,477         10,044         10,242

Weighted-average number of shares
     outstanding for diluted earnings per share                                  10,477         10,273         10,514

The accompanying notes are an integral part of these consolidated financial statements.

                            DynCorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                           For the Fiscal Years Ended
                                 (In thousands)

                                                                                           December 28, December 30, December 31,
                                                                                               2000         1999          1998
                                                                                                                          ----
                                                                                           (Revised -     (Revised -
                                                                                           See Note 2)    See Note 2)
                                                                                           -----------    -----------
Cash Flows from Operating Activities:
      Common stockholders' share of net earnings                                           $  (40,654)      $  5,902     $  15,055
      Adjustments to reconcile net earnings
       to net cash provided (used) by operating activities:
         Depreciation and amortization                                                         26,894         13,561         8,825
         Accretion of other redeemable common stock to redemption value                         1,842             94             -
         Subordinated Notes issued in fulfillment of pay-in-kind interest                       3,397
         Purchased in-process research and development                                              -          6,400             -
         Deferred income taxes                                                                (49,492)        (7,626)        1,463
         Proceeds from insurance settlement for asbestos claims                                     -              -         1,462
         Change in reserve for divested business - Fuller-Austin                                    -              -       (10,797)
         Changes in reserves for divested business  - other                                         -         (2,000)       (1,698)
           Capitalized costs incurred on existing contracts                                         -         (2,473)           -
         Establishment of preacquisition contingency reserves (see Note 2)                     76,166              -             -
         Changes in pension asset and other postretirement benefit obligations                  2,688
         Other                                                                                 (1,774)         1,687           (63)
         Change in assets and liabilities, net of acquisitions and dispositions:
           Decrease (increase) in accounts receivable and contracts
             in process                                                                        22,462        (37,919)      (52,416)
           Decrease (increase) in other current assets                                          1,841           (326)         (963)
           Increase in current liabilities except notes payable
             and current portion of long-term debt                                             15,681         36,535        31,380
                                                                                           ----------     ----------     ---------
                   Cash provided (used) by operating activities                                59,051         13,835        (7,752)
                                                                                           ----------     ----------     ---------
    Cash Flows from Investing Activities:
      Sale of property and equipment                                                           30,685            610         1,293
      Purchase of property and equipment                                                      (20,960)       (13,878)       (4,797)
      Capitalized cost of new financial and human resource systems                                  -         (5,969)       (5,598)
      Deferred income taxes from "safe harbor" leases                                            (597)          (481)         (257)
      (Increase) decrease in investment in unconsolidated subsidiaries                         (1,230)         1,363          (302)
      Assets and liabilities of acquired business                                              (1,620)      (167,504)      (10,239)
      Proceeds from sale of business                                                            2,300              -             -
      Other                                                                                      (496)           884          (231)
                                                                                           ----------     ----------     ---------
                Cash provided (used) by investing activities                                    8,082       (184,975)      (20,131)
                                                                                           ----------     ----------     ---------
    Cash Flows from Financing Activities:
      Treasury stock purchased                                                                      -         (7,208)       (6,194)
      Payments on indebtedness                                                               (406,618)      (253,491)      (20,371)
      Proceeds from debt issuance                                                             344,005        428,552        28,113
       -       -
      Proceeds from issuance of redeemable common stock                                             -          6,048             -
      Payments received on ESOT loans                                                           2,958         10,577         5,932
      Loans to ESOT                                                                              (300)       (11,082)            -
      Other                                                                                       119           (687)         (111)
                                                                                           ----------     ----------     ---------
                Cash (used) provided by financing activities                                  (59,836)       172,709         7,369
                                                                                           ----------     ----------     ---------
    Net Increase (Decrease) in Cash and Cash Equivalents                                        7,297          1,569       (20,514)
    Cash and Cash Equivalents at Beginning of the Fiscal Year                                   5,657          4,088        24,602
    Cash and Cash Equivalents at End of the Fiscal Year                                    $   12,954       $  5,657     $   4,088
                                                                                           ==========     ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                            DynCorp and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                           For the Fiscal Years Ended
                                 (In thousands)

                                                                      Adjustment                                      Accumulated
                                                Common                for                                   Unearned      Other
                                     Common     Stock      Paid-in    Redemption                Treasury    ESOP      Comprehensive
                                     Stock      Warrants   Surplus    Value          Deficit     Stock      Shares       Income
                                                                      Greater than
                                                                      Par Value
                                    ---------- ---------- ---------- -------------- ----------- ---------- ---------- -------------
Balance, December 31, 1997           $478         $1,259    $125,412    $(154,138)    $(93,837)  $(28,703)   $(8,085)    $-
Employee compensation plans (option
  exercises, restricted stock
  plan, incentive bonus)                4              -         891            -            -       (960)         -      -
  Treasury stock purchased              -              -           -            -            -     (6,386)         -      -
  Warrants and stock options
  exercised                            35         (1,259)        903            -            -        409          -      -
  Payment received on ESOT note         -              -           -            -            -          -      5,932      -
  Reclassification to redeemable
  common stock                        (19)             -           -      (29,002)           -          -          -      -
  Translation adjustment                -              -          10            -            -          -          -      (10)
  Net earnings                          -              -           -            -       15,055          -          -      -
                                    ---------- ---------- ---------- -------------- ----------- ---------- ---------- -------------
  Balance, December 31, 1998          498              -     127,216     (183,140)     (78,782)   (35,640)    (2,153)     (10)
  Employee compensation plans
  (option exercises, restricted
   stock plan, incentive bonus)         7              -          (6)           -            -       (321)         -      -
  Stock issued under mezzanine
  financing                            43              -       6,006            -            -                     -      -
  Treasury stock purchased              -              -           -            -            -     (7,208)         -      -
  Warrants and stock options
  exercised                             -              -          28            -            -        107          -      -
  Payment received on ESOT note         -              -           -            -            -          -     10,577      -
  Loans to ESOT                         -              -           -            -            -          -    (11,082)     -
  Reclassification to redeemable
  common stock                        (57)             -           -       (5,105)           -          -          -      -
  Accretion of other redeemable
  common stock to redemption value      -              -          94          (94)         (94)         -          -      -
  Translation adjustment                -              -           -            -            -          -          -      1
  Net earnings                          -              -           -            -        5,996          -          -      -
                                    ---------- ---------- ---------- -------------- ----------- ---------- ---------- -------------
  Balance, December 30, 1999
  (Revised- See Note 2)               491              -     133,338     (188,339)     (72,880)   (43,062)    (2,658)    (9)
  Employee compensation plans
  (option exercises,  restricted stock
   plan, incentive bonus)               -              -        (542)           -            -        920          -      -
  Payment received on ESOT note         -              -           -            -            -          -      2,958      -
  Loans to ESOT                         -              -           -            -            -          -       (300)     -
  Reclassification to redeemable
   common stock                       (15)             -           -      (55,359)           -          -          -      -
  Accretion of other redeemable
  common stock to redemption value      -              -       1,842       (1,842)      (1,842)         -          -      -
  Translation adjustment and other      -              -           -            -            -          -          -      12
  Net earnings (Revised - See
  Note 2)                               -              -           -            -      (38,812)         -          -      -
                                    ---------- ---------- ---------- -------------- ----------- ---------- ---------- --------------
  Balance, December 28, 2000
  (Revised - See Note 2)             $476            $ -    $134,638    $(245,540)   $(113,534)  $(42,142)   $     -     $3
                                    ========== ========== ========== ============== =========== ========== ========== ==============

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

Intangible Assets:

The major classes of intangible assets, net of accumulated amortization as of December 28, 2000 and December 30, 1999 are summarized below (in millions):

                                                           Amortization
                                                             Period              2000                  1999
                                                             ------              ----                  ----
                                                                                     (Revised -            (Revised -
                                                                                     See Note 2)           See Note 2)
        Goodwill..................................         10 to 40 years              $103.6                $103.9
        Capitalized software......................         8 years                        9.0                  10.6
        Core and developed technology............          5 years                        6.1                   7.6
        Contracts acquired........................         up to 10 years                 0.6                   8.4
        Assembled workforce.......................         7 years                        5.6                   6.5
        Patent..................................           17 years                       5.9                   6.3
                                                                                       ------                ------

        Total net intangibles.....................                                     $130.8                $143.3

Intangible assets are being amortized using the straight-line method for the periods noted above. Intangible asset amortization expense was $16,364, $12,586, and $3,076 in 2000, 1999, and 1998, respectively. Intangible asset amortization expense for 1999 includes $1.2 million acceleration of goodwill amortization due to impairment. Intangible asset accumulated amortization of $65,582 and $55,744 has been recorded through December 28, 2000 and December 30, 1999, respectively.

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

Comprehensive Income:

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation and disclosure of comprehensive income. Translation adjustment of $0.01 million is the only component of the Company's comprehensive income for the year ended December 28, 2000, other than net income. Translation adjustment of $(0.001) million is the only component of comprehensive income for the year ended December 30, 1999, other than net income.

Reclassifications:

Certain prior year information has been reclassified to conform to the current year presentation.

(2)   Revision of Financial Statements

The Company has revised certain information in the Consolidated Financial Statements for the fiscal years ended December 30, 1999 and December 28, 2000, following discussions with the staff of the Securities and Exchange Commission ("SEC") regarding accounting principles articulated in SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") as they relate to the Company's acquisition of DIS from GTE Corporation in December 1999.

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

According to SFAS 38, the allocation period for purchase accounting adjustments ends when the acquiring enterprise is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable at the acquisition date. Items identified during the initial purchase period as "preacquisition contingencies" shall be included in the allocation of the purchase price based on the fair value of the contingency. The Company previously believed that the purchase accounting adjustments made in 2000 related to preacquisition contingencies and that the allocation period related to these contingencies was still open during that period. Although the Company stated in its 1999 Form 10-K that the purchase price allocation was preliminary, after discussions with the SEC's staff, the Company has determined that the allocation period for these preacquisition contingencies was no longer open in 2000, and therefore the adjustments made should have been accounted for directly through the statement of operations, rather than as an adjustment to the original purchase accounting. As a result, the financial statements of the Company for the year ended December 28, 2000 have been revised to reflect the adjustments directly to the statement of operations.

In addition, the 1999 financial statements have been revised for the allocation of the DIS purchase price with respect to the valuation of an acquired contract in progress.

Reported common stockholders' share of net earnings (loss) decreased by $48.7 million, from $8.1 million to $(40.7) million, in 2000 and increased slightly in 1999, remaining at $5.9 million. Reported common stockholders' share of net earnings (loss) per diluted share decreased from $0.75 to $(3.88) in 2000 and was unchanged at $0.57 in 1999. Correspondingly, intangible assets, net of accumulated amortization, decreased by $50.9 million to $130.8 million in 2000 and decreased by $5.9 million to $143.3 million in 1999. Accounts receivable, net of allowance for doubtful accounts increased by $1.3 million to $335.6 million in 2000 and decreased by $2.4 million to $355.0 million in 1999. Other current assets decreased by $0.6 million to $34.7 million in 2000 and decreased by $2.2 million to $26.3 million in 1999. Deferred income tax asset decreased by $0.6 million to $10.3 million in 2000 and was unchanged in 1999. Accrued income taxes increased by $0.6 million to $6.5 million in 2000 and was unchanged in 1999. Deferred income tax liability remained unchanged in 2000 and increased by $2.2 million to $6.8 million in 1999. Other liabilities and deferred credits decreased by $2.7 to $87.6 million in 2000 and decreased by $12.8 to $38.4 million in 1999. Deficit increased by $48.7 to $(113.5) million in 2000 and decreased slightly in 1999, remaining at $(72.9) million. Reported common stockholders' share of net earnings (loss) for the nine months ended September 28, 2000 decreased by $48.8 million from $4.3 million to $(44.6) million. Reported common stockholders' share of net earnings (loss) per diluted share for this same nine-month period decreased from $0.41 to $(4.24). Correspondingly, intangible assets, net of accumulated amortization, decreased by $51.3 million to $135.0 million in September 2000. Accounts receivable, net of allowance for doubtful accounts decreased by $1.1 million to $335.6 million in September 2000. Other current assets decreased by $0.6 million to $32.9 million in September 2000. Other assets decreased by $0.6 million to $61.6 million in September 2000. Accrued liabilities increased by $0.6 million to $163.5 million in September 2000. Other liabilities and deferred credits decreased by $5.1 million to $82.4 million in September 2000. Deficit increased by $49.1 million to $(117.7) million in September 2000. These revisions had no effect on the Company's cash flows or revenues as reported in 2000 and 1999.

Accordingly, the 2000 and 1999 financial statements have been revised as follows:

                                                        2000             2000             1999             1999
Statement of Operations Data:                        As Reported      As Revised       As Reported      As Revised
-----------------------------                        -----------      ----------       -----------      ----------
Revenues                                             $1,809,109       $1,809,109       $1,345,281       $1,345,281
Cost of services                                      1,705,257        1,781,825        1,280,239        1,280,239
Amortization of intangibles of
  acquired companies                                     15,362           14,762           11,419           11,408
Earnings (loss) from continuing
  operations before income taxes,
  minority interest, and extraordinary item              19,735          (56,233)          15,207           15,218
Common stockholders' share of net
  earnings (loss) per common share:                       8,052          (40,654)           5,895            5,902
     Basic earnings (loss) per share                      $0.77           $(3.88)           $0.59            $0.59
     Diluted earnings (loss) per share                    $0.75           $(3.88)           $0.57            $0.57

Balance Sheet Data:
-------------------
Accounts receivable, net of allowance
for doubtful accounts                                  $334,354         $335,621         $357,411         $355,020
Other current assets                                   $ 35,268         $ 34,707         $ 28,582          $26,348
Intangible assets, net of accumulated
    Amortization                                        181,677          130,766          149,159          143,266
Deferred income tax asset                                10,980           10,339                -                -
Total assets                                            644,341          593,495          639,673          629,155
Accrued income taxes                                      5,904            6,474            2,100            2,100
Deferred income tax liability                                 -                -            4,547            6,784
Other liabilities and deferred credits                   90,283           87,566           51,171           38,409
Deficit                                                 (64,835)        (113,534)         (72,887)         (72,880)

                                                                      2000 Quarters (a)
                                                                  (Unaudited and As Revised)
                                                                  --------------------------
                                           First Quarter           Second Quarter           Third Quarter           Fourth Quarter
                                           -------------           --------------           -------------           --------------
                                          As           As          As          As           As          As          As        As
                                       Reported     Revised     Reported   Revised      Reported    Revised     Reported   Revised
                                       --------     -------     --------   -------      --------    -------     --------   -------
Statement of Operations Data:
-----------------------------
Revenues                               $428,500     $428,500    $445,302   $445,302     $467,673    $467,673    $467,634  $467,634
Gross profit (loss) (a)                  21,150       19,650      25,024     25,024       26,878     (48,191)     30,800    30,801
Earnings (loss) from continuing
  Operations before income
  taxes and minority interest             1,397          (54)      4,310      4,367        5,804     (69,199)      8,224     8,653
Minority interest                           577          577         635        635          625         625       1,678     1,678
Net earnings (loss)                         476         (318)      2,131      2,212        3,004     (45,107)      4,283     4,401
Common stockholders' share
  of net earnings (loss)                     52         (742)      1,694      1,775        2,521     (45,590)      3,785     3,903
Common stockholders' share of net
  Earnings (loss) per common share:
Basic earnings (loss) per share           $0.01       $(0.07)      $0.16      $0.17        $0.24      $(4.34)      $0.36     $0.36
Diluted earnings (loss) per share         $0.01       $(0.07)      $0.16      $0.17        $0.24      $(4.34)      $0.34     $0.36

Balance Sheet Data:
-------------------
Accounts receivable, net of
   allowance for doubtful accounts     $334,301     $331,910    $338,850   $337,726     $336,712    $335,588    $334,354  $335,621
Other current assets                     39,572       36,813      42,948     39,746       33,437      32,876      36,407    35,846
Intangible assets, net of accumulated
    Amortization                        145,327      138,723     143,480    136,038      186,312     135,043     181,677   130,766
Other assets                             53,008       52,987      44,725     44,704       62,201      61,560      51,183    50,542
Total assets                            618,312      606,537     616,340    604,550      677,591     623,996     644,341   593,495
Accrued liabilities                     141,370      141,457     148,393    148,480      162,928     163,499     205,910   206,480
Other liabilities and deferred credits   57,121       46,015      46,857     35,809       87,449      82,377      90,283    87,566
Deficit                                 (72,835)     (73,591)    (71,140)   (71,969)     (68,622)   (117,716)    (64,835) (113,534)


                                             For the Nine Months Ended
                                            (Unaudited and As Revised)
                                            --------------------------
                                           September 28     September 28
                                             2000 As          2000 As
                                            Reported          Revised
                                            --------          -------
Statement of Operations Data:
-----------------------------
Revenues                                    $1,341,475        $1,341,475
Cost of services                             1,268,423         1,344,992
Amortization of intangibles of
  acquired companies                            11,264            11,092
Earnings (loss) from continuing operations
  before income taxes and minority interest     11,511           (64,886)
Net earnings (loss) (a)                          5,611           (43,213)
Common stockholders' share of net earnings
  (loss)                                         4,267           (44,557)
Common stockholders' share of net earnings
  (loss) per common share:
Basic earnings (loss) per share                  $0.41            $(4.24)
Diluted earnings (loss) per share                $0.41            $(4.24)

Balance Sheet Data:
-------------------
Accounts receivable, net of allowance         $336,712          $335,588
  for doubtful accounts
Other current assets                            33,437            32,876
Intangible assets, net of accumulated
    Amortization                               186,312           135,043
Other assets                                    62,201            61,560
Total assets                                   677,591           623,996
Accrued liabilities                            162,928           163,499
Other liabilities and deferred credits          87,449            82,377
Deficit                                        (68,622)         (117,716)

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

(4)   Accounts Receivable and Contracts in Process, Net

The components of accounts receivable and contracts in process were as follows for the years ending December 28, 2000 and December 30, 1999:

                                                                                         2000                 1999
                                                                                         ----                 ----

    U.S. Government:
      Billed and billable                                                              $254,731            $238,709
      Recoverable costs and accrued profit on progress
        completed but not billed                                                         25,801              47,885
      Retainage due upon completion of contract                                           2,006               2,769
                                                                                       --------            --------
                                                                                        282,538             289,363
                                                                                       --------            --------

    Other Customers (primarily subcontracts from U.S. Government prime contracts and contracts with state, local and quasi-government agencies):
      Billed and billable (less allowance for doubtful accounts
        of $4,071 in 2000 and $3,156 in 1999)                                            49,157              49,672
      Recoverable costs and accrued profit on progress completed
        but not billed                                                                    3,926              15,985
                                                                                       --------            --------
                                                                                         53,083              65,657
                                                                                       --------            --------
                                                                                       $335,621            $355,020
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
(5)   Long-term Debt

At December 28, 2000 and December 30, 1999, long-term debt consisted of:

                                                                                     2000             1999
                                                                                     ----             ----
    Senior Secured Credit Agreement - Term A Loan                                  $ 70,000        $100,000
    Senior Secured Credit Agreement - Term B Loan                                    76,900         100,000
    Senior Secured Credit Agreement - Revolving Credit Facility                           -           6,970
    15% Subordinated Notes                                                           37,349          33,952
    91/2% Senior Subordinated Notes                                                  99,627          99,584
    8% Mortgage payable                                                                   -           2,575
    Notes payable                                                                       137             105
                                                                                   --------        --------
                                                                                    284,013         343,186
    Less current portion                                                                124           8,242
                                                                                   --------        --------
                                                                                   $283,889        $334,944
                                                                                   ========        ========


Debt maturities as of December 28, 2000, were as follows:

          2001                                                                     $    124
          2002                                                                       20,013
          2003                                                                       25,000
          2004                                                                       25,000
          2005                                                                       29,400
          Thereafter                                                                184,476
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

Cash paid for interest was $31,458 for 2000, $16,209 for 1999, and $13,454 for 1998.

(6)   Accrued Expenses

At December 28, 2000 and December 30, 1999, accrued expenses consisted of the following:

                                                                                       2000           1999
                                                                                       ----           ----
    Salaries and wages                                                              $ 79,216       $ 73,028
    Insurance                                                                         25,298         24,147
    Interest                                                                           7,279          4,313
    Payroll and miscellaneous taxes                                                   19,925         12,051
    Accrued contingent liabilities and operating reserves
      (see Note 19)                                                                   18,410         10,105
    Other                                                                             49,878          7,630
                                                                                    -----------------------
                                                                                    $200,006       $131,274
                                                                                    ========       ========

(7)   Employee Stock Ownership Plan

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

(8)   Redeemable Common Stock

Common stock which is redeemable has been reflected as Temporary Equity at the redemption value at each balance sheet date and consists of the following:


                                                    Balance at                                         Balance at
                                     Redemption    December 28,                       Redemption      December 30,
                           Shares      Value           2000               Shares         Value           1999
                          ---------  ----------    ------------          ---------    ----------      ------------
ESOP Shares               3,313,729      $35.25        $116,809          3,313,729        $27.50        $  91,128
                          4,190,924      $29.00         121,537          4,037,208        $22.75           91,846
                          ---------                    --------          ---------                      ---------
                          7,504,653                    $238,346          7,350,937                       $182,974
                          =========                    ========          =========                      =========
Other Redeemable
  Common Stock              426,217      $18.73        $  7,984            426,217        $14.41        $   6,142
                          =========                    ========          =========                      =========


ESOP Shares

In accordance with ERISA regulations and the ESOP documents, the ESOP Trust may purchase and the Company is obligated to purchase vested common stock shares from ESOP participants (see Note 6) at the fair value (as determined by an independent appraiser) until such time as the Company's common stock is publicly traded. The shares initially bought by the investors, including the ESOP, in 1988 were bought at a "control price," reflecting the higher price that buyers typically pay when they buy an entire company (as the ESOP and other investors did in the 1988 LBO). A special provision in the ESOP permits participants to receive a "control price" when they sell these shares back to the Company under the ESOP's "put option" provisions. This "control price," as determined by the trustee was $35.25 per share as of December 28, 2000. The additional shares obtained by the ESOP in 1994 through 2000 were at a "minority interest price", reflecting the lower price that buyers typically pay when they are buying only a small piece of a company. Participants do not have the right to sell these shares at the "control price." The minority interest price as determined by the trustee was $29.00 per share as of December 28, 2000. Participants receive their vested shares upon retirement, becoming disabled, or death over a period of one to five years and for other reasons of termination over a period of one to ten years, all as set forth in the Plan documents. The ESOP Trust or the Company purchases participants' shares at the applicable price, utilizing cash available from the Company's contributions and loans (see
Note 6). The participant can elect to receive stock in kind instead of a participant put. Based on fair values of $35.25 and $29.00 per share as of December 28, 2000, the estimated maximum contingent liability to repurchase shares from the ESOP participants upon death, disability, retirement and termination is as follows: $12,018 in 2001, $15,467 in 2002, $17,772 in 2003,
$19,095  in  2004,  $18,810  in  2005,  and  $155,184   thereafter.   Under  the
Subscription Agreement with the ESOP dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase. As explained above in
Note 6, the ESOP was merged into the Savings and Retirement Plan and the Capital Accumulation and Retirement Plan effective January 1, 2001. All rights and obligations of the ESOP and its participants remain intact in the new plans.

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

Following are the changes in Redeemable Common Stock for the three years ended December 28, 2000:

                                                                            Redeemable Common Stock
                                                                    ------------------------------------
                                                                     Other          ESOP         Total
                                                                     -----          ----         -----
Balance, December 31, 1997                                          $3,017      $151,823      $154,840
   Shares purchased by ESOP                                              -         1,482         1,482
   Shares released from collateral                                       -         5,932         5,798
   ESOP diversification (a)                                              -        (4,074)       (4,074)
   Adjustment of shares to fair market value                            32        25,649        25,815
                                                                    ------      --------      --------
Balance, December 31, 1998                                           3,049       180,812       183,861
   Exercise of put option                                           (3,049)            -        (3,049)
   Shares purchased by the ESOP                                          -         6,466         6,466
   Shares purchased on the Internal Market                               -         2,319         2,319
   Shares released from collateral                                       -        10,577        10,577
   Shares pledged as collateral                                          -       (11,082)      (11,082)
   ESOP diversification (a)                                              -        (2,652)       (2,652)
   Issuance of common stock with put rights                          6,048             -         6,048
   Adjustment of shares to fair value                                   94        (3,466)       (3,372)
                                                                    ------      --------      --------
Balance, December 30, 1999                                           6,142       182,974       189,116
   Shares purchased by ESOP                                              -           568           568
   Shares purchased on the Internal Market                               -           612           612
   Shares released from collateral                                       -         2,958         2,958
   Shares pledged as collateral                                          -          (300)         (300)
   ESOP diversification (a)                                              -        (3,838)       (3,838)
   Adjustment of shares to fair market value                         1,842        55,372        57,214
                                                                    -------     --------      ---------
Balance, December 28, 2000                                          $7,984      $238,346      $246,330
                                                                    =======     ========      =========

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

(9)   Common Stock

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

On December 10, 1999, the Company acquired GTE Information Systems LLC, a subsidiary of GTE Corporation, for $167.5 million in cash and has accounted for the acquisition as a purchase. On December 13, 1999, the name of GTE Information Systems LLC was changed to DynCorp Information Systems LLC ("DIS"). It will operate as a separate subsidiary of the Company. Operating results for DIS have been included from the date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair value at the date of acquisition. At December 28, 2000, $59.6 million of goodwill, net of accumulated amortization, is recorded based on the allocation of the purchase price and is being amortized over 30 years.

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


                                          1999                         1998
                                      (unaudited)                  (unaudited)
Revenue                               $1,560,971                   $1,457,870
Net earnings                               4,164                        3,219
Basic earnings per share                   $0.42                        $0.31
Diluted earnings per share                 $0.41                        $0.31

(12)   Savings Plans

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

 (13)   Income Taxes

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


Earnings (loss) from continuing operations before income taxes, minority interest, and extraordinary item (see Note 4) were derived from the following:


                                                                    Fiscal Years Ended
                                                         2000                1999
                                                   (Revised -          (Revised -
                                                   See Note 2)         See Note 2)               1998
                                                   -----------         -----------               ----
         Domestic operations                        $ (56,630)           $ 14,489            $ 26,481
         Foreign operations                               397                 729                 214
                                                      -------              ------              ------
                                                    $ (56,233)           $ 15,218            $ 26,695
                                                      =======              ======              ======
The provision (benefit) for income taxes consisted of the following:

                                                                     Fiscal Years Ended
                                                   2000 (Revised -    1999 (Revised -
                                                   See Note 2)         See Note 2)               1998
                                                                                                 ----
         Current:
           Federal                                   $  8,583             $ 1,578           $   7,616
           Foreign                                      1,700                 120                  22
           State                                          471                 636                 458
                                                     --------             -------           ---------
                                                       10,754               2,334               8,096
                                                     --------             -------           ---------

         Deferred:
           Federal                                    (31,960)              4,464               2,933
           Foreign                                          -                   -              (1,470)
           State                                         (486)             (2,167)                298
                                                     --------             -------           ---------
                                                      (32,446)              2,297               1,761
                                                     --------             -------           ---------

         Valuation Allowance:
           Federal                                          -                   -                   -
           State                                          756                  22                (298)
                                                     --------             -------           ---------
                                                          756                  22                (298)
                                                     --------             -------           ---------
                Total                              $  (20,936)          $   4,653           $   9,559
                                                     ========             =======           =========
The components of deferred taxes are as follows:
                                                    December 28,         December 30,
                                                   2000 (Revised -     1999 (Revised -
                                                    (See Note 2)        (See Note 2)
                                                   -------------        -------------
Deferred tax (liabilities) assets:
  Employee benefits                                  $   (902)          $  (1,933)
  Contracts revenue recognition                       (11,480)            (17,739)
  Other, net                                             (847)               (653)
                                                      -------             -------
    Total deferred tax liabilities                    (13,229)            (20,325)
                                                      -------             -------
Deferred tax assets (liabilities):
  Deferred compensation                                 1,085                 922
  Operating reserves and other accruals                35,538              13,573
  Depreciation and amortization                         1,614              (1,122)
  Increase due to federal rate change                     335                 335
  Benefit of state tax on temporary
    differences and state net operating
    loss carryforwards                                  5,514               5,028
                                                      -------             -------
     Total deferred tax assets                         44,086              18,736
                                                      -------             -------
 Total temporary differences
    before valuation allowances                        30,857              (1,589)
  Valuation allowances:
    State                                              (5,514)             (4,758)
                                                      -------             -------
      Total temporary differences
      affecting tax provision                          25,343              (6,347)
  "Safe harbor" leases                                 (4,035)             (4,632)
  Acquired contingent reserves                          4,110               5,478
                                                      -------             -------
Net deferred tax asset (liability)                   $ 25,418          $   (5,501)
                                                      =======             =======

No valuation allowance was required for the Company's federal deferred tax assets at December 28, 2000 and December 30, 1999. State valuation allowances represent reserves for income tax benefits, which are not recognized due to uncertainty regarding future earnings in the applicable states. The net deferred tax asset(liability) includes current deferred tax assets of $15,079 and $3,517 as of December 28, 2000 and December 30, 1999, respectively, which are included in Other Current Assets on the consolidated balance sheets.

The Company's U.S. federal income tax returns have been cleared with the IRS through 1996.

Cash paid for income taxes was $5,514 for 2000, $4,942 for 1999, and $7,338 for 1998.

The tax provision differs from the amounts obtained by applying the statutory U.S. federal income tax rate to the earnings from continuing operations before minority interest. The differences are reconciled as follows:

                                                                         Fiscal Years Ended
                                                             2000 (Revised -  1999 (Revised -     1998
                                                               See Note 2)    See Note 2)         ----
                                                               -----------    -----------

    Expected federal income tax provision                       $ (19,682)       $ 5,326      $  9,343
    Minority interest not included in tax provision                  (831)          (446)         (277)
    State and local income taxes, net of
      federal income tax benefit (provision)                          482         (1,637)          297
    Nondeductible amortization of intangibles
      and other costs                                                 606          1,173           724
    Foreign income tax provision (benefit)                          1,700            120        (1,448)
    Foreign and fuel tax credits                                   (2,614)           (54)          (27)
    Other, net                                                       (597)           171           947
                                                                  --------        -------        ------
           Tax provision                                        $ (20,936)       $ 4,653       $ 9,559
                                                                  ========        =======        ======

The Company has state net operating loss carryforwards available to offset future taxable income. Following are the net operating losses by year of expiration:

                              Year of                     State Net
                            Expiration                    Operating Losses
                            ----------                    ----------------

                                 2000                         $     705
                                 2001                               592
                                 2002                             3,482
                                 2003                               743
                                 2004                             2,506
                         Through 2019                            68,096
                                                                -------
                                                                $76,124
                                                                =======

(14)   Pension and Postretirement Benefits Plans

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

The following is a reconciliation of the benefit obligations, plan assets, and funded status of the Company's Defined Benefit Pension and Union Pension Plans and Postretirement Benefit Plan:

Change in Benefit Obligation                               Pension Benefits              Postretirement Benefits
                                                           ----------------              -----------------------
                                                         2000            1999            2000              1999
                                                         ----            ----            ----              ----
Benefit obligation at beginning of year                 $ 44,553         $      -        $ 21,608           $      -
Service cost                                               2,953              153             188                 10
Interest cost                                              3,642              173           1,631                 84
Actuarial (gain) loss                                    (3,803)                -             779                  -
Participant contributions                                      -                -              96                  5
Acquisitions                                                   -           44,281               -             21,593
Benefits paid                                            (9,808)             (54)         (1,670)               (84)
                                                        --------         --------        --------           --------
Benefit obligation at end of year                       $ 37,537         $ 44,553        $ 22,632           $ 21,608

Change in Plan Assets                                      Pension Benefits              Postretirement Benefits
                                                           ----------------              -----------------------
                                                         2000            1999            2000              1999
                                                         ----            ----            ----              ----
Fair value of assets at beginning of year               $ 57,604         $      -        $ 12,090           $      -
Actual return on plan assets                               2,743              258               -                 41
Unrecognized net actuarial (loss) gain                   (1,605)                -           1,545                  -
Acquisitions                                                   -           57,400               -             12,049
Employer contributions                                         -                -         (3,495)                 79
Employee contributions                                         -                -              96                  5
Benefits paid                                            (9,808)             (54)         (1,670)               (84)
                                                        --------         --------        --------           --------
Fair value of assets at end of year                     $ 48,934         $ 57,604        $  8,566           $ 12,090

Funded Status Reconciliation                               Pension Benefits              Postretirement Benefits
                                                           ----------------              -----------------------
                                                         2000            1999            2000              1999
                                                         ----            ----            ----              ----
Funded status                                            $13,003         $ 13,051       $(15,611)          $ (9,518)
Unrecognized net actuarial (loss) gain                   (1,605)                -           1,545                  -
                                                         -------         --------       ---------          ---------
Net prepaid (unfunded) benefit cost                      $11,398         $ 13,501       $(14,066)          $ (9,518)

Assumptions                                                Pension Benefits              Postretirement Benefits
                                                           ----------------              -----------------------
                                                         2000            1999            2000              1999
                                                         ----            ----            ----              ----
Discount rate                                              7.50%            7.75%           7.50%              7.75%
Varying rates of increase in
     Compensation levels based on age                      5.00%            5.00%               -                  -
Expected weighted-average long-term
     rate of return on assets                              9.00%            9.00%           6.75%              6.75%
Assumed health care cost trend rate:
     Post-65 claim group                                       -                -           6.50%              6.50%
     Pre-65 claim group                                        -                -           6.50%              6.50%

Net periodic pension cost and postretirement benefit costs included the following:

                                                            Pension Benefits              Postretirement Benefits
                                                            ----------------              -----------------------
                                                         2000             1999            2000              1999
                                                         ----             ----            ----              ----
Service cost                                              $ 2,953            $ 153         $  188            $ 10
Interest cost                                               3,642              173          1,631              84
Expected return on plan assets                            (4,941)            (258)          (765)            (41)
                                                          -------            -----          -----            ----
Net periodic pension cost                                 $ 1,654            $  68         $1,054            $ 53

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


(15)   Net Earnings Per Common Share

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

The following is a reconciliation of shares for basic EPS to shares for diluted EPS for the fiscal years ended:

                                                                                   2000           1999          1998
                                                                                   ----           ----          ----
Weighted-average shares outstanding for basic EPS                                10,477         10,044        10,242
   Effect of dilutive securities:
      Warrants                                                                        -              -           131
      Stock options                                                                   -            229           141
                                                                                 ------         ------        ------
Weighted-average shares outstanding for diluted EPS                              10,477         10,273        10,514
                                                                                 ======         ======        ======

(16)   Incentive Compensation Plans

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

(17)   Stock Option Plan

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

Stock option activity was as follows:

                                                                2000                  1999              1998
----------------------------------------------- --------------------- --------------------- -----------------
Outstanding, January 1                                     1,603,150             1,238,600            878,000
Granted                                                      447,000               468,750            389,500
Exercised                                                    (95,813)               (5,400)           (16,900)
Canceled or terminated                                      (329,337)              (98,800)           (12,000)
----------------------------------------------- --------------------- --------------------- -----------------
Outstanding, December 28, 30, and 31                       1,625,000             1,603,150          1,238,600
Exercisable                                                  643,100               564,920            365,360


Average price
     Outstanding, beginning of year                           $20.29                $18.69             $17.05
     Granted                                                   23.50                 24.38              22.13
     Exercised                                                 17.04                 17.26              14.90
     Canceled or terminated                                    22.95                 19.82              16.17
     Outstanding, end of year                                  20.82                 20.29              18.69

Weighted-average grant date fair value of options was $23.88, $24.38, and $22.12 for 2000, 1999, and 1998, respectively.

The following table summarizes information about stock options outstanding at December 28, 2000:

                                                                                            Weighted-Average
Range of                                        Number         Weighted-Average                    Remaining
Prices                                     Outstanding           Exercise Price             Contractual Life
--------------------------- --------------------------- ------------------------ ----------------------------
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
The following table summarizes  information  about stock options  exercisable at
December 28, 2000:

Range of                                                          Number                    Weighted-Average
Prices                                                       Exercisable                      Exercise Price
------------------------------------- ----------------------------------- -----------------------------------
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

Fiscal Years Ended                                2000 (Revised -       1999 (Revised -                 1998
                                                    See Note 2)                See Note 2)
----------------------------------------------- --------------------- --------------------- -----------------
Common stockholders' share of
net earnings
     As reported                                             $(40,654)             $5,902           $15,055
     Pro forma                                               $(41,684)             $4,783            14,900
Basic earnings per share
     As reported                                               $(3.88)              $0.59              1.47
     Pro forma                                                 $(3.98)              $0.48              1.45
Diluted earnings per share
     As reported                                               $(3.88)              $0.57              1.43
     Pro forma                                                 $(3.98)              $0.47              1.42

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

    Fiscal Years Ending,
    --------------------
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

(19)   Contingencies and Litigation

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

(b)   General Litigation

In December 1997, a subsidiary of the Company filed an action against an unrelated teaming partner to enforce the terms of a teaming agreement under which the subsidiary was to receive a subcontract upon the award of a ship operation contract to the teaming partner. The teaming partner filed a counter claim against the Company's subsidiary alleging approximately $15 million of damages related to the subsidiary's alleged interference with the teaming partner's efforts to purchase a ship. In October 2000, the United States District Court for the District of Columbia granted summary judgment in favor of the Company and its subsidiary. The former teaming partner has appealed. The resolution of this matter is not expected to have a material impact on the Company's results of operations or financial condition.

In September 2000, the Company became aware of significant errors in pre-acquisition estimates of the cost to complete a major telephone installation and operation contract that was undertaken in 1998 by GTE Information Systems LLC, now known as DynCorp Information Systems LLC, a wholly owned subsidiary of the Company. The Company acquired GTE Information Systems LLC from Contel, Inc., a subsidiary of GTE, Inc., in December 1999. As a consequence of these errors, the Company recorded a loss reserve for the contract in the amount of $69.0 million, which has a remaining balance of $53.8 million at December 28, 2000. See Note 2 for a discussion concerning the accounting for such loss reserve. The Company has notified GTE Corporation of the circumstance and has indicated that a claim will be forthcoming. The Company is currently in discussions with the government agency customer regarding certain changes to the telephone system contract. The Company believes that the current reserve is sufficient to cover any further material loss in connection with the completion of the telephone contract.

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

(20)   Business Segments

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

Revenue, operating profit, identifiable assets, capital expenditures, and depreciation and amortization by segment are presented below:

                                                        Fiscal Years Ended
                                                           2000             1999 (c)         1998 (c)
                                                           ----             --------         --------
                                                        (Revised -         (Revised -
                                                        See Note 2)        See Note 2)
-------------------------------------------------------------------------------------------
Revenue
-------
DTS                                                     $  909,601         $  695,499      $  600,618
DI&ET                                                      671,380            635,881         633,089
DIS                                                        228,128             13,901               -
                                                         ---------         ----------      ----------
                                                        $1,809,109         $1,345,281      $1,233,707
                                                         =========         ==========      ==========

Operating Profit
----------------
DTS                                                     $   42,442         $   31,523      $   26,525
DI&ET                                                       40,302             30,575          31,138
DIS (d)                                                    (58,760)               989               -
                                                         ---------         ----------      ----------
                                                            23,984             63,087          57,663
                                                         ---------         ----------      ----------
Corporate general and administrative                        29,350             21,741          18,630
Interest expense                                            41,408             18,943          14,144
Interest income                                             (1,471)            (1,393)         (1,600)
Goodwill amortization (a)                                    4,007              2,947           1,575
Amortization of other intangibles of acquired companies (b) 10,755              8,461           1,336
Costs associated with divested businesses                      148                286             530
Minority interest included in operating profit              (3,515)            (2,968)         (2,081)
Other miscellaneous                                           (465)              (148)         (1,566)
                                                         ---------         ----------      ----------
Earnings from continuing operations
  before income taxes, minority interest, and
   extraordinary item                                   $  (56,233)        $   15,218     $    26,695
                                                         =========         ==========      ==========

                                                        Fiscal Years Ended
                                                           2000               1999
                                                           ----               ----
                                                        (Revised -         (Revised -
                                                         See Note 2)        See Note 2)
    Identifiable Assets
    -------------------
       DTS                                              $  192,307         $  173,629
       DI&ET                                               172,548            205,798
       DIS                                                 151,950            197,799

        Corporate                                           76,690             51,929
                                                        ----------         ----------
                                                        $  593,495         $  629,155
                                                        ==========         ==========

(a) 1999 includes write-off of the unamortized goodwill balance of an impaired investment.

(b) 1999 includes write-off of in-process research and development.
(c) Data has been restated to give recognition to the current reportable segment structure.
(d) 2000 includes a $76.2 million charge primarily from revised loss estimates on the same contract.

                                                      Fiscal Years Ended
                                            2000             1999            1998
                                            ----             ----            ----
Capital Expenditures
--------------------
       DTS                                  $    2,392       $    2,519      $  1,129
       DI&ET                                     3,927            8,266         2,064
       DIS                                      12,231              872             -
       Corporate                                 2,410            2,221         1,604
                                            ----------       ----------      --------
                                            $   20,960       $   13,878      $  4,797
                                            ==========       ==========      ========


                                                      Fiscal Years Ended
                                            2000             1999            1998
                                            ----             ----            ----
                                         (Revised -        (Revised -
                                          See Note 2)     See Note 2)
Depreciation and Amortization
-----------------------------
       DTS                                  $   1,345        $   2,132        $  1,349
       DI&ET                                    4,600            6,641           5,651
       DIS                                     14,087              849               -
       Corporate                                6,862            3,939           1,825
                                            $  26,894        $  13,561        $  8,825


The equity in net income of investees accounted for by the equity method included in operating profit and the amount of investment in equity method investees included in identifiable assets for each segment is presented below:

                                                      Fiscal Years Ended
                                            2000             1999            1998
                                            ----             ----            ----
Equity Investees' Earnings
--------------------------
       DTS                                  $    2,366       $    2,114      $    1,563

                                                      Fiscal Years Ended
                                            2000             1999            1998
                                            ----             ----            ----
Investment in Equity Investees
------------------------------
       DTS                                  $  3,695          $ 2,490       $   4,136
       DI&ET                                      25                -               -
                                            --------          -------       ---------
                                            $  3,720          $ 2,490       $   4,136


(21)  Quarterly Financial Data (Unaudited)

A summary of quarterly financial data for 2000 and 1999 is as follows:

                                                       2000 Quarters (a)
                                                 (Unaudited and As Revised
                                                        See Note 2)

                                          First Quarter          Second Quarter        Third Quarter           Fourth Quarter
                                          -------------          --------------        -------------           --------------
                                         As          As         As          As         As          As          As         As
                                      Reported    Revised    Reported   Revised    Reported    Revised     Reported    Revised
                                      --------    -------    --------   -------    --------    -------     --------    -------
Revenues                              $428,500    $428,500   $445,302   $445,302   $467,673    $467,673    $467,634    $467,634
Gross profit (loss) (a)                 21,150      19,650     25,024     25,024     26,878     (48,191)     30,800      30,801
Earnings (loss) from continuing
  operations before income
  taxes and minority interest            1,397         (54)     4,310      4,367      5,804     (69,199)      8,224       8,653
Minority interest                          577         577        635        635        625         625       1,678       1,678
Net (loss) earnings                        476        (318)     2,131      2,212      3,004     (45,107)      4,283       4,401
Common stockholders' share
  of net (loss) earnings per
  common share:
Basic (loss) earnings per share          $0.01      $(0.07)     $0.16      $0.17      $0.24      $(4.34)      $0.36       $0.36
Diluted (loss) earnings per share        $0.01      $(0.07)     $0.16      $0.17      $0.24      $(4.34)      $0.34       $0.36


                                                        1999 Quarters (b)
                                                      (Unaudited As Revised
                                                           See Note 2)

                                   First           Second           Third             Fourth
                                   -----           ------           -----             ------
                                                                                   As           As
                                                                                Reported      Revised
Revenues                           $311,886        $321,262         $334,635    $377,498      $377,498
Gross profit (loss) (a)              16,517          17,442           16,281      14,802        14,802
Earnings (loss) from continuing
  operations before income
  taxes and minority interest         7,588           5,490            6,532      (4,403)       (4,392)
Minority interest                     1,103             205              590       1,070         1,070
Net (loss) earnings                   3,891           3,312            3,636      (4,850)       (4,843)
Common stockholders' share
  of net (loss) earnings per
  common share:
  Basic (loss) earnings per share     $0.38           $0.33            $0.37      $(0.49)       $(0.49)
Diluted (loss) earnings per share     $0.38           $0.32            $0.36      $(0.49)       $(0.49)

(a) 2000 fourth quarter includes $1.1 million of closedown costs on an operation which supported the Department of Justice.
   2000 includes a full year of amortization of DIS goodwill and intangibles .
(b)   1999 Fourth Quarter includes:
         In-process   research   and   development  write-off  and  20  days  of
         amortization of DIS goodwill and other intangibles.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company, including presidents of principal business units, are:

Name                    Age   Position
----                    ---   --------
Dan R. Bannister        70    Director and Chairman of the Board
T. Eugene Blanchard     70    Director
Michael P. C. Carns     63    Director
Russell E. Dougherty    80    Director
Paul G. Kaminski        58    Director
Paul V. Lombardi        59    Director, President and Chief Executive Officer*
Dudley C. Mecum II      66    Director
David L. Reichardt      58    Director, Senior Vice President and General
                              Counsel*
H. Brian Thompson       62    Director
Herbert S. Winokur, Jr. 57    Director and Chairman of the Executive Committee
Stephen J. Cannon       46    President of principal business unit*
Joseph L. Cunningham    53    President of principal business unit*
John J. Fitzgerald      47    Vice President and Controller*
Patrick C. FitzPatrick  61    Senior Vice President and Chief Financial Officer*
Venkat R. Gopalan       39    Vice President, Management Information Systems
Paul T. Graham          34    Vice President and Treasurer*
H. Montgomery Hougen    65    Vice President and Secretary and Deputy General
                              Counsel
Marshall S. Mandell     58    Senior Vice President, Corporate Development*
James P. McCoy          57    President of principal business unit*
W. Ben Medley           54    President of principal business unit*
Ruth Morrel             46    Vice President, Law and Compliance
Charlene A. Wheeless    36    Vice President, Corporate Communications
Robert G. Wilson        59    Vice President and General Auditor

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

Michael P. C. Carns                             Director since November 2000

General Carns, age 63, was the President and Director of the Center for International Political Economy from 1995 to 2000. He is a retired General, United States Air Force, who served as Vice Chief of Staff, United States Air Force and as Director of the Joint Staff, Joint Chiefs of Staff. He is a member of the Defense Science Board and the Board of Advisors, National Security Agency. He is a director of Engineered Support Systems, Inc.His current term as a director expires in 2002.

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

Dudley C. Mecum II                                       Director since 1988

Mr. Mecum, age 66, is a Managing Director of Capricorn Holdings LLC (private investment company). He was a partner, G. L. Ohrstrom & Co. (investment firm) from 1989 to 1997. He served as Group Vice President and Director, Combustion Engineering, Inc. from 1985 to 1988, and previously as Vice Chairman, Peat, Marwick & Mitchell. He is a director of CCC Information Services Group, Inc.; Citigroup Inc.; Lyondell, Inc.; and Suburban Propane Partners LLP. His current term as a director expires in 2003.

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

                           Summary Compensation Table
------------------------------------------------------------------------------------------------------------------
                                                                           Long term compensation
                                    Annual compensation                           awards
------------------------------------------------------------------------------------------------------------------

                                                              Other
                                                              annual     Restricted     Securities
                                                            compensation  stock         underlying        All other
Name and principal                    Salary      Bonus       ($)(2)     award(s)     options/SARs       compensation
   position                  Year      ($)       ($) (1)       (e)          ($)            (#)             ($) (4)
           (a)               (b)       (c)         (d)                      (f)            (g)               (i)
--------------------------- ------- ----------- ----------- ----------- ------------ ----------------- ---------------
Paul V. Lombardi             2000      395,385     278,400      14,173   587,500(3)        30,000          12,496
     President & Chief       1999      370,400      78,800       5,386           --        70,000          11,893
   Executive Officer         1998      342,104     185,300          --           --            --          14,283
--------------------------- ------- ----------- ----------- ----------- ------------ ----------------- ---------------
--------------------------- ------- ----------- ----------- ----------- ------------ ----------------- ---------------
Patrick C. FitzPatrick       2000      283,154     165,300      11,501           --        10,000          13,527
     Senior Vice             1999      272,170      43,300       5,227           --        30,000          14,793
   President & Chief         1998      248,947     129,800          --           --            --          10,896
   Financial Officer
--------------------------- ------- ----------- ----------- ----------- ------------ ----------------- ---------------
--------------------------- ------- ----------- ----------- ----------- ------------ ----------------- ---------------
Marshall S. Mandell          2000      238,154     139,200      11,349           --        10,000           9,475
     Senior Vice             1999      224,446      36,200       4,471           --        30,000           9,144
   President, Business       1998      212,724      87,300          --           --        40,000          10,854
   Development
--------------------------- ------- ----------- ----------- ----------- ------------ ----------------- ---------------
--------------------------- ------- ----------- ----------- ----------- ------------ ----------------- ---------------
David L. Reichardt           2000      283,154     165,300      11,349           --        30,000          12,556
     Senior Vice             1999      272,170      43,300       5,371           --        30,000          14,144
   President & General       1998      248,947     204,800          --           --            --          16,706
   Counsel
--------------------------- ------- ----------- ----------- ----------- ------------ ----------------- ---------------
--------------------------- ------- ----------- ----------- ----------- ------------ ----------------- ---------------
Joseph L. Cunningham         2000      187,234     110,900      10,823           --        40,000           6,942
   President, DynCorp        1999      156,971      63,500      10,215           --        15,000           8,067
   Information &             1998       33,333          --          --           --            --           1,867
   Enterprise Technology,
   Inc.
--------------------------- ------- ----------- ----------- ----------- ------------ ----------------- ---------------

   (1) Column (d) reflects bonuses earned and expensed during year, whether paid during or after such year. Twenty percent of executive incentive plan bonuses is normally paid in the form of shares of common stock, valued at then-current market value.
   (2) Column (e) reflects payments in lieu of reimbursement of insurance costs.
   (3) Mr. Lombardi was awarded 25,000 shares of restricted stock, which will vest entirely and be distributable at such time as, but only in the event that, the price of common stock exceeds $40.00 per share by a date no later than December 31, 2002. No dividends will be paid on the restricted stock. The shares shown in column (f) constitute the only shares of restricted stock owned by Mr. Lombardi.
   (4) Column (i) includes respective individual's pro rata share of the Company's contribution to the former Employee Stock Ownership Plan
       ("ESOP"), Company-matching contributions to the Savings and Retirement Plan ("SARP"), and the imputed income for Company-paid premiums for supplemental executive retirement plan life and term life insurance. These amounts are:

----------------------- ------------------------------- ----------------------------- --------------------------------
                            ESOP contributions ($)         SARP contributions ($)           Imputed Income ($)
Name                      2000(1)      1999       1998      2000       1999     1998       2000       1999       1998
----------------------- ---------- --------- ---------- --------- ---------- -------- ---------- ---------- ----------
Mr. Lombardi                4,320     4,273      4,435     3,000      2,886    3,000      5,176      4,735      6,848
----------------------- ---------- --------- ---------- --------- ---------- -------- ---------- ---------- ----------
Mr. FitzPatrick             4,320     4,273      4,435     2,625      2,500    2,338      6,582      8,020      4,122
----------------------- ---------- --------- ---------- --------- ---------- -------- ---------- ---------- ----------
Mr. Mandell                 4,320     4,273      4,435     2,250      2,143    2,143      2,905      2,728      4,277
----------------------- ---------- --------- ---------- --------- ---------- -------- ---------- ---------- ----------
Mr. Reichardt               4,320     4,273      4,435     3,281      3,125    3,125      4,955      6,746      9,146
----------------------- ---------- --------- ---------- --------- ---------- -------- ---------- ---------- ----------
Mr. Cunningham              4,320     4,273        993        --         --       --      2,622      3,794        894
----------------------- ---------- --------- ---------- --------- ---------- -------- ---------- ---------- ----------

   (1)   Individual allocations of 2000 ESOP contributions have been estimated.


                      Option/SAR Grants in Last Fiscal Year

-------------------------------------------------------------------------------------------------------------------
                                                                                         Potential realizable value
                                                                                         at assumed annual rates of
                                                                                          stock price appreciation
                                                                                              for option term
                                         Individual Grants
-------------------------------------------------------------------------------------------------------------------
                         Number of       Percent of total
                         securities       options/ SARs     Exercise or
                         underlying         granted to       base price
                        options/SARs       employees in      ($/Share)     Expiration
        Name            granted (#)        fiscal year                        date         5% ($)         10% ($)
        (a)                 (b)                (c)              (d)           (e)            (f)            (g)
--------------------- ----------------- ------------------- ------------- ------------- -------------- --------------
Mr. Lombardi               30,000               7.0%           23.50       06/20/2010       1,148,445      1,828,770
--------------------- ----------------- ------------------- ------------- ------------- -------------- --------------
--------------------- ----------------- ------------------- ------------- ------------- -------------- --------------
Mr. FitzPatrick            10,000               2.3%           23.50       06/20/2010         382,815        609,590
--------------------- ----------------- ------------------- ------------- ------------- -------------- --------------
--------------------- ----------------- ------------------- ------------- ------------- -------------- --------------
Mr. Mandell                10,000               2.3%           23.50       06/20/2010         382,815        609,590
--------------------- ----------------- ------------------- ------------- ------------- -------------- --------------
--------------------- ----------------- ------------------- ------------- ------------- -------------- --------------
Mr. Reichardt              10,000               2.3%           23.50       06/20/2010         382,815        609,590
--------------------- ----------------- ------------------- ------------- ------------- -------------- --------------
--------------------- ----------------- ------------------- ------------- ------------- -------------- --------------
Mr. Cunningham             40,000               9.4%           23.50       06/20/2010       1,531,260      2,438,360
--------------------- ----------------- ------------------- ------------- ------------- -------------- --------------

              Aggregated Options/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values
----------------------------------------------------------------------------------------------------------------------
                                                              Number of securities
                                                             underlying unexercised          Value of unexercised
                                                             options/SARs at fiscal       in-the-money options/SARs
                                                                  year-end (#)              at fiscal year-end ($)
                        Shares acquired
                         on exercise(#)       Value               Exercisable/                   Exercisable/
         Name                 (b)          realized ($)           Unexercisable                 Unexercisable
         (a)                                   (c)                     (d)                           (e)
----------------------- ----------------- --------------- ------------------------------ -----------------------------
Mr. Lombardi                   --               --               112,000        143,000       1,392,000       687,000
----------------------- ----------------- --------------- --------------- -------------- --------------- -------------
Mr. FitzPatrick                --               --                60,000         80,000         570,000       570,000
----------------------- ----------------- --------------- --------------- -------------- --------------- -------------
Mr. Mandell                    --               --                56,500         66,000         582,250       389,000
----------------------- ----------------- --------------- --------------- -------------- --------------- -------------
Mr. Reichardt                  --               --                85,000         55,000       1,042,500       362,500
----------------------- ----------------- --------------- --------------- -------------- --------------- -------------
Mr. Cunningham                 --               --                 2,500         52,500          13,750       283,750
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


    --------------------------------------------------------------- ------------------------- --------------
                         Name and address of                           Amount & nature of      Percent of
                           beneficial owner                                ownership             shares
    --------------------------------------------------------------- ------------------------- --------------
    DynCorp Savings and Retirement Plan Trust                              6,541,752              62.6%
    c/o  DynCorp                                                           Direct (1)
         11710 Plaza America Drive
         Reston, Virginia  20190

    --------------------------------------------------------------- ------------------------- --------------
    DynCorp Capital Accumulation and Retirement Plan Trust                 1,997,630              19.1%
    c/o  DynCorp                                                           Direct (1)
         11710 Plaza America Drive
         Reston, Virginia  20190
    --------------------------------------------------------------- ------------------------- --------------

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


---------------------------------------- ------------------------------------------------------------- -------------
                                                         Amount & nature of ownership
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
                                           Outstanding     Obtainable within                            Percent of
Name and title of beneficial owner           shares           60 days (1)         Total                 shares (2)
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
D. R. Bannister                                  265,331              165,000      430,331  Direct        }4.2%
Chairman of the Board & Director                  43,221                            43,221  Indirect
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
T. E. Blanchard(3)                                37,812               83,000      120,812  Direct        }1.5%
Director                                          51,026                            51,026  Indirect
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
M. P. C. Carns                                        --                   --               Direct          *
Director
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
J. L. Cunningham                                     547               19,167       19,714  Direct          *
President, DynCorp Information &                     412                               412  Indirect
   Enterprise Technology, Inc.
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
R. E. Dougherty                                    4,864                   --        4,864  Direct          *
Director
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
P. C. FitzPatrick                                  2,080               93,333       95,413  Direct          *
Senior Vice President & Chief                      4,742                             4,742  Indirect
   Financial Officer
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
P. G. Kaminski                                        --               10,000       10,000  Direct          *
Director
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
P. V. Lombardi                                    28,137              186,667      214,804  Direct        }2.0%
President, Chief Executive Officer &               8,392                             8,392  Indirect
   Director
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
M. S. Mandell                                      8,653               86,833       95,487  Direct          *
Senior Vice President, Corporate                   3,848                             3,848  Indirect
   Development
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
D. C. Mecum II                                     2,825                5,000        7,825  Direct          *
Director
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
D. L. Reichardt                                   23,738              141,361      165,099  Direct          *
Senior Vice President, General Counsel             6,892                             6,892  Indirect
   & Director
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
H. B. Thompson                                        --                2,500        2,500
Director
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
H. S. Winokur, Jr.                                18,139                   --       18,139  Direct        }3.8%
Director                                         409,773                           409,773  Indirect
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------
All directors, officers, and                     439,666              941,253    1,380,919  Direct        }17.1%
   presidents of principal business              556,535                           556,535  Indirect
   units as a group
---------------------------------------- ---------------- -------------------- ------------ ---------- -------------


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

3.       Exhibits.

Exhibit         Description
-------         -----------
3.1             Certificate of Incorporation, as currently in effect, consisting of Amended and Restated Certification of Incorporation (incorporated by reference to Registrant's Form 10-K/A for 1995, File No. 1-3879)
3.2             Registrant's   By-laws  as  amended  to  date  (incorporated  by
                    reference  to  Registrant's  Form  10-K for  1999,  File No.
                    1-3879)
4.1             Indenture,  dated  March  17,  1997,  between the Registrant and
                    United States Trust Company of New York relating to the 9 1/2% Senior Subordinated Notes due 2007 (incorporated by reference to Registrant's Form S-4, File No. 333-25355)
4.2             Specimen  Common Stock Certificate (incorporated by reference to
                    Registrant's Form 10-K for 1988, File No. 1-3879)
4.3             Article  Fourth  of  the  Amended  and  Restated  Certificate of
                    Incorporation (incorporated by reference to Registrant's Form 10-K/A for 1995, File No. 1-3879)
4.4             Credit  Agreement  by  and  among  Citicorp  USA,  Inc., certain
                    Lenders, the Registrant and Dyn Funding Corporation, dated December 10, 1999 (incorporated by reference to Registrant's Form 8-K, File No. 1-3879)
4.5             Purchase Agreement dated as of December 10, 1999  among  certain
                    Purchasers and the Registrant relating to $40,000,000 Aggregate Principal Amount of 15% Senior Subordinated Notes due 2007 (incorporated by reference to Registrant's Form 8-K, filed December 27, 1999, File No. 1-3879)
4.6             Registration  Rights  Agreement, dated  as of December 10, 1999, among the Registrant, DB Capital Investors, L.P., The Northwestern Mutual Life Insurance Society, and Wachovia Capital Investors (incorporated by reference to Registrant's Form 8-K, filed December 27, 1999, File No. 1-3879)
10.1            Deferred   Compensation   Plan  (incorporated  by  reference  to
                    Registrant's Form 10-K for 1987, File No. 1-3879)
10.2            Management   Incentive   Plan   (incorporated  by  reference  to
                    Registrant's Form 10-K for 1999, File No. 1-3879)
10.3            Executive   Incentive   Plan   (incorporated   by  reference  to
                    Registrant's Form 10-K for 1999, File No. 1-3879)
10.4            Severance  Agreements (incorporated by reference to Exhibits (c)
                    (4) through (c)(12) to Schedule 14D-9 filed by Registrant January 25, 1988)

Exhibit         Description
-------         -----------
10.5            Amendment  to  Severance  Agreement  of  Paul  V. Lombardi, Vice
                    President, Government Services Group and currently President & Chief Executive Officer (incorporated by reference to Registrant's Form 10-K for 1993, File No. 1-3879)
10.6            Amendment  to  Severance  Agreement  of  Patrick C. FitzPatrick,
                    Senior Vice President and Chief Financial Officer (incorporated by reference to Registrant's Form 10-K for 1996, File No. 1-3879)
10.7            Amendment  to  Severance Agreement of David L. Reichardt, Senior
                    Vice President and General Counsel (incorporated by reference to Registrant's Form 10-K for 1996, File No. 1-3879)
10.8            Restricted Stock Plan (incorporated by reference to Registrant's
                    Form 10-K/A for 1995, File No. 1-3879)
10.9            1995 Stock Option Plan, as amended (previously filed)
10.10           1995  Long-Term  Incentive Stock Plan (incorporated by reference to Registrant's Form 10-K for 1999, File No. 1-3879)
10.11           Key  Executive  Share-Option  Compensation Plan (incorporated by reference  to  Registrant's  Form  10-K for  1999,  File No.
                    1-3879)
21              Subsidiaries of the Registrant (previously filed)
23              Consent of Independent Public Accountants (filed herewith)


(b)      Reports on Form 8-K

None filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DYNCORP

May 14, 2002                       By:/S/ P. C. FitzPatrick
                                      ---------------------
                                       P. C. FitzPatrick
                                       Senior Vice President -
                                       Chief Financial Officer

May 14, 2002                       By:/S/ J. J. Fitzgerald
                                      --------------------
                                       J. J. Fitzgerald
                                       Vice President
                                       and Controller

DynCorp and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the Fiscal Years Ended 2000, 1999, and 1998
(Dollars in thousands)



                                           Balance at  Charged to   Write-off of                 Balance
                                           Beginning    Costs and   Uncollectible               at End of
              Description                  of Period    Expenses      Accounts       Other        Period
              -----------                  ---------    --------      --------       -----        ------
Year Ended December 28, 2000
  Allowance for doubtful accounts           $ 3,156    $    220     $  (588)        $   16        $2,804

Year Ended December 30, 1999
  Allowance for doubtful accounts           $ 1,126    $  1,434     $  (130)        $  726        $3,156

Year Ended December 31, 1998
  Allowance for doubtful accounts           $   476    $    900     $  (234)        $  (16)       $1,126