Form 10-Q
period 2002-06-27
DYNCORP
filed 2002-08-19
CIK 30770

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2002      Commission file number 1-3879

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                 Outstanding as of August 12, 2002
      -----                                 ---------------------------------
 Common Stock, $0.10 par value                          10,575,692

                            DYNCORP AND SUBSIDIARIES
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 27, 2002

                                      INDEX


                                                                        Page


PART I.  FINANCIAL INFORMATION
-------------------------------

   Item 1.  Financial Statements (Unaudited)

     Consolidated Condensed Balance Sheets at
         June 27, 2002 and December 27, 2001 (Revised - See Note 2)     3-4

     Consolidated Condensed Statements of Operations for
         Three and Six Months Ended June 27, 2002 and
         June 28, 2001 (Revised - See Note 2)                           5

     Consolidated Condensed Statements of Cash Flows for
         Six Months Ended June 27, 2002  and
         June 28, 2001 (Revised - See Note 2)                           6

     Consolidated Statement of Stockholders' Equity for
          Six Months Ended June 27, 2002                                7

     Notes to Consolidated Condensed Financial Statements               8-17

   Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                          18-28

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk  28

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                            29-31

  Item 6.  Exhibits and Reports on Form 8-K                             31

Signatures                                                              32

                          PART I. FINANCIAL INFORMATION

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 27, 2002 AND DECEMBER 27, 2001
                                 (In thousands)
                                    UNAUDITED



                                                                                                               December 27,
                                                                                         June 27,                 2001
                                                                                           2002           (Revised - See Note 2)
                                                                                           ----            ---------------------
Assets
------
Current Assets:
 Cash and cash equivalents                                                              $   41,167                $   15,078
 Accounts receivable (net of allowance for doubtful accounts
        of $7,879 in 2002 and $6,637 in 2001)                                              351,878                   353,990
 Other current assets                                                                       50,047                    33,551
                                                                                         ---------                 ---------
     Total current assets                                                                  443,092                   402,619

Property and Equipment (net of accumulated depreciation
 and amortization of $27,127  in 2002 and $26,599 in 2001)                                  21,229                    20,959

Goodwill                                                                                   107,814                   103,185

Intangible Assets (net of accumulated amortization of
 $25,163 in 2002 and $24,454 in 2001)                                                       19,981                    27,240

Other Assets                                                                                29,487                    48,687
                                                                                         ---------                 ---------

Total Assets                                                                             $ 621,603                 $ 602,690
                                                                                         =========                 =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                         JUNE 27, 2002 AND DECEMBER 27, 2001
                      (In thousands, except share amounts)
                                    UNAUDITED


                                                                                                                December 27,
                                                                                          June 27,                 2001
                                                                                           2002            (Revised - See Note 2)
                                                                                           ----            ----------------------
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Notes payable and current portion of long-term debt                                     $  25,047                 $   20,123
 Accounts payable                                                                           29,827                     19,420
 Deferred revenue and customer advances                                                      5,531                      6,195
 Accrued liabilities                                                                       217,491                    206,718
                                                                                         ---------                -----------
     Total current liabilities                                                             277,896                    252,456

Long-Term Debt                                                                             249,099                    264,482

Other Liabilities and Deferred Credits                                                      49,210                     46,018

Contingencies and Litigation

Temporary Equity:
 Redeemable common stock at redemption value -
   ESOP shares, 7,077,838 and 7,142,510
     shares issued and outstanding in 2002 and 2001,
     respectively, subject to restrictions                                                 368,649                    326,368
   Other redeemable common stock, 286,217 shares issued
            and outstanding in 2002 and 2001                                                 7,944                      6,967

Stockholders' Equity:
 Common stock, par value ten cents per share, authorized 20,000,000 shares;
   issued 5,364,244 and 5,296,146 shares
   in 2002 and 2001, respectively                                                              536                        530
 Paid-in surplus                                                                           137,290                    138,052
 Accumulated other comprehensive loss                                                         (741)                    (1,081)
 Reclassification to temporary equity for redemption value
   greater than par value                                                                 (375,860)                  (332,596)
 Deficit                                                                                   (50,928)                   (55,438)
 Common stock held in treasury, at cost; 2,152,607 and
   2,196,853 shares in 2002 and 2001, respectively                                         (41,492)                   (43,068)
                                                                                         ---------                -----------

Total Liabilities and Stockholders' Equity                                               $ 621,603                 $  602,690
                                                                                         =========                ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                    UNAUDITED

                                                                  Three Months Ended               Six Months Ended
                                                                  ------------------               ----------------
                                                                              June 28,2001                    June 28, 2001
                                                               June 27,       (Revised -        June 27,     (Revised - See
                                                                 2002          See Note2)         2002           Note 2)
                                                                 ----          ----------         ----           -------
Revenues                                                        $595,011        $476,900        $1,139,790         $916,973

Costs and expenses:
   Costs of services                                             562,518         449,657         1,077,700          865,252
   Corporate general and administrative                            7,216           7,199            14,834           14,026
   Interest income                                                  (172)           (159)             (240)            (453)
   Interest expense                                                6,963           8,032            14,156           16,409
   Amortization of intangibles of acquired companies                 519           1,738             1,037            3,649
   Other expense (other income)                                   18,081               6            19,873              (51)
                                                                 --------        --------        ----------        ---------

                 Total costs and expenses                        595,125         466,473         1,127,360          898,832

(Loss) earnings before income taxes and minority interest           (114)         10,427            12,430           18,141

       (Benefit) provision for income taxes                          (38)          4,082             4,251            7,136
                                                                 --------        --------        ----------        ---------

(Loss) earnings before minority interest                             (76)          6,345             8,179           11,005
       Minority interest                                           1,429             934             2,692            1,545
                                                                 --------        --------        ----------        ---------


Net (loss) earnings                                              $(1,505)        $ 5,411          $  5,487          $ 9,460
                                                                =========        ========        ==========        =========
       Accretion of other redeemable common stock to
           redemption value                                          496             568               977            1,119

Common stockholders' share of net (loss) earnings                $(2,001)        $ 4,843          $  4,510          $ 8,341
                                                                =========        ========        ==========        =========

Basic (loss) earnings per share                                  $ (0.19)        $  0.46          $   0.42          $  0.79
                                                                =========        ========        ==========        =========

Diluted (loss) earnings per share                                $ (0.19)        $  0.44          $   0.39          $  0.75
                                                                =========        ========        ==========        =========

Weighted average number of shares
   outstanding for basic earnings per share                       10,662          10,559            10,654           10,552
Weighted average number of shares
   outstanding for diluted earnings per share                     10,662          11,106            11,566           11,061


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                          Six Months Ended
                                                                                          ----------------
                                                                                                       June 28,
                                                                                                         2001
                                                                                      June 27,        (Revised -
                                                                                        2002          See Note 2)
                                                                                        ----          -----------
Cash Flows from Operating Activities:
Common stockholders' share of net earnings                                             $ 4,510            $ 8,341
Adjustments to reconcile net earnings to net cash  provided by (used in)
operating activities:
    Depreciation and amortization                                                        7,757             10,325
    Accretion of other redeemable common stock to redemption value                         977              1,119
    Gain on sale of assets of DynServices.com                                            (130)                  -
    Deferred taxes                                                                      (4,819)                 -
    Non-cash net losses of unconsolidated affiliates                                     2,219                527
    Change in minority interest                                                          1,460                429
    Changes in pension asset and other postretirement benefit obligations                2,591              1,404
    Non-cash reserve of investment in unconsolidated
     affiliate                                                                          15,812                  -
    Other                                                                                (877)              (425)
Changes in current assets and liabilities, net of acquisitions and dispositions:
   (Increase) decrease in current assets and certain other assets except
     cash and cash equivalents                                                        (11,094)             10,388
   Increase (decrease) in current liabilities and certain other
     liabilities excluding  notes payable and current portion of                        21,713            (38,110)
     long-term debt                                                                  ---------           --------
         Cash provided by (used in) operating activities                                40,119             (6,002)
                                                                                     ---------           --------

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment                                               211              2,942
Purchases of property and equipment                                                    (4,009)            (3,348)
Proceeds from investments in unconsolidated affiliates                                     307                 29
Proceeds from the sale of assets of DynServices.com                                        400                  -
Capitalized software costs                                                               (267)                  -
Other                                                                                        -              (489)
                                                                                    ----------           --------
         Cash used in investing activities                                             (3,358)              (866)
                                                                                    ----------           --------

Cash Flows from Financing Activities:
Payments on indebtedness                                                               (73,622)          (159,250)
Proceeds from debt issuance                                                             62,950            159,250
Other                                                                                                         142
                                                                                    ----------           --------
Cash (used in) provided by financing activities                                        (10,672)               142
                                                                                    ----------           --------

Net Increase (Decrease) in Cash and Cash Equivalents                                    26,089             (6,726)
Cash and Cash Equivalents at Beginning of the Period                                    15,078             12,954
                                                                                    ----------           --------
Cash and Cash Equivalents at End of the Period                                         $41,167            $ 6,228
                                                                                    ==========           ========

Supplemental Cash Flow Information:
Cash paid for income taxes                                                             $ 9,563            $ 7,270
                                                                                    ==========           ========
Cash paid for interest                                                                $ 13,011           $ 17,618
                                                                                    ==========           ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED

                                                               Adjustment for
                                                              Redemption Value    Deficit                     Accumulated Other
                                        Common      Paid-in   Greater than Par  (Revised -   Treasury           Comprehensive
                                         Stock      Surplus         Value       See Note 2)   Stock                  Loss
                                        ------      -------         -----       -----------   -----                  ----

Balance, December 27, 2001               $ 530     $138,052       $(332,596)    $(55,438)    $(43,068)             $(1,081)

Employee compensation plans
   (option exercises, restricted
    stock plan, incentive bonus)                    (1,739)                                     1,576
Reclassification to redeemable
   common stock                             6                       (42,287)
Accretion of other redeemable
   common stock to redemption value                    977             (977)       (977)
Adjustment to fair value of
   derivative financial instrument                                                                                    337
Translation adjustment and other                                                                                        3
Net earnings                                                                       5,487
                                         -----     --------        ----------   ----------   ---------              ------
Balance, June 27, 2002                   $ 536     $137,290        $(375,860)   $ (50,928)   $(41,492)              $(741)
                                         =====     ========        ==========   ==========   =========              ======



The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 27, 2002
                (Dollars in thousands, except per share amounts)
                                    UNAUDITED

Note 1.  Basis of Presentation and Significant Accounting Policies

     The Company has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A. See Note 2 "Revision of Financial Statements" for further comments on the Form 10-K/A. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain amounts presented for prior periods have been reclassified to conform to the 2002 presentation.

     Contract Accounting

     Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including a pro-rata share of the contractual fees. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed price production contracts, units-of-delivery is generally used as the measurement basis for revenue recognition. Revenue from other long-term fixed price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Because the Company assumes the risk of performing a fixed price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Anticipated losses on contracts are recognized when identified. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Because there are estimates and judgments involved, the actual results could be different from those estimates.

     Investment Recoverability

     The Company periodically evaluates the recoverability of its equity investments, in accordance with Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of excess investment cost. The Company's recoverability analysis is based on the projected undiscounted cash flows of the investments, which is the lowest level of cash flow information available. During the second quarter of 2002, the Company recorded a write-off of approximately $15.8 million, which represented the net balance of a certain investment, which was stated in excess of its net realizable value. The total charge was included in Other Expense (Other Income) on the Consolidated Condensed Statement of Operations at June 27, 2002.

Note 2.  Revision of Financial Statements

     The Company has revised certain information in the Consolidated Condensed Financial Statements for the three and six months ended June 28, 2001 following discussions with the staff of the SEC regarding accounting principles articulated in Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" ("SFAS No. 38") and Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") as they relate to the Company's acquisition of DIS from GTE Corporation in December 1999 and also regarding its method of accounting for long-term service contracts and the related applicability of percentage of completion method to service contracts with the Federal Government.

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

     According to SFAS No. 38, the allocation period for purchase accounting adjustments ends when the acquiring enterprise is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable at the acquisition date. Items identified during the initial purchase period as "preacquisition contingencies" shall be included in the allocation of the purchase price based on the fair value of the contingency. The Company previously believed that the allocation period related to these preacquisition contingencies was still open during those periods. Although the Company stated in its 1999 Form 10-K that the purchase price allocation was preliminary, after discussions with the SEC's staff, the Company has determined that the allocation period for these preacquisition contingencies was no longer open in 2000 and 2001, and therefore the adjustments made should have been accounted for directly through the statement of operations, rather than as a resolution of the identified preacquisition contingencies, with a corresponding adjustment to the original purchase accounting. As a result, the financial statements of the Company for the years ended December 28, 2000, and December 27, 2001 have been revised to reflect the adjustments directly in the statements of operations. In addition, the 1999 financial statements have been revised for the allocation of the DIS purchase price with respect to the valuation of an acquired contract in progress. The Company has filed its December 28, 2000 and December 27, 2001 Forms 10-K/A to reflect these changes. The second quarter and six months ended June 28, 2001 common stockholders' share of net earnings and diluted share effects are included in the table below as "As Revised."

     In 2002, the Company also changed its method of accounting for long-term service contracts. Previously, the Company followed the historical industry-wide practice of recording income from long-term service contracts using the percentage of completion method, in accordance with the AICPA "Audit and Accounting Guide, Audits of Federal Government Contractors," which incorporates as an appendix AICPA Statement of Position No. 81-1 "Accounting for Performance of Construction Type and Certain Production-Type Contracts." Under this method, income is recognized ratably over the period of performance based on the estimated profit margin at the completion of the contract. Such a method has resulted in deferral of costs or profits on certain contracts. Following discussions with its new accountants and the SEC's staff, it has been determined that percentage-of-completion accounting should not be utilized and costs or profits should not be deferred in order to recognize a consistent profit margin on these long-
     term contracts. Profit on a given long-term service contract, therefore, could fluctuate from one accounting period to another due to fluctuations in the revenue earned and costs incurred in a given accounting period. As a result,the financial statements of the Company for the three and six months ended June 28, 2001 and for the three months ended March 28, 2002 have been revised to eliminate the deferral of such costs or profits on service contracts. The Company has decided to apply this change retroactive to January 2000 and to the acquistion of DIS. The Company also intends to amend its previously filed 2001 Form 10-K/A to revise the financial state-ments for each of the fiscal years 2001, 2000 and 1999, as well as its Form 10-Q for the three months ended March 28, 2002. The change did not have any effect on the Company's cash flows or revenues in 2002, 2001, 2000 or 1999.

     As a result of the revisions described above, reported common stockholders' share of net earnings increased by $1.0 million, from $3.8 million to $4.8 million for the three months ended June 28, 2001 and by $1.9 million, from $6.5 million to $8.3 million for the six months ended June 28, 2001.
     Reported common stockholders' share of net earnings per diluted share increased from $0.34 to $0.44 for the three-month period ended June 28, 2001 and from $0.59 to $0.75 for the six-month period ended June 28, 2001.

     The impacts on the June 28, 2001 Statement of Operations data for the revisions discussed above are presented in the table below:


                                                    Three Months Ended (Unaudited)    Six Months Ended (Unaudited)
                                                    ------------------------------    ----------------------------
                                                      June 28,         June 28,         June 28,         June 28,
                                                        2001             2001             2001             2001
Statement of Operations Data:                        As Reported      As Revised       As Reported      As Revised
-----------------------------                        -----------      ----------       -----------      ----------
Revenues                                              $476,900         $476,900         $916,973          $916,973
Cost of services                                       451,064          449,657          867,731           865,252
Earnings before income taxes
and minority interest                                    8,630           10,427           14,882            18,141
Common stockholders' share of
net earnings                                             3,819            4,843            6,483             8,341
Common stockholders' share of net earnings
per common share:
Basic earnings per share                             $    0.36         $   0.46         $   0.61          $   0.79
Diluted earnings per share                           $    0.34         $   0.44         $   0.59          $   0.75


     The impact of the revisions discussed above on the 2001 quarterly financial data and first quarter 2002 is presented in the tables below:

                                                                        2001 Quarters
                                                                         (Unaudited)
                                                                         -----------
                                       First Quarter        Second Quarter               Third Quarter          Fourth Quarter
                                       -------------        --------------               -------------          --------------
Statement of Operations Data:      As           As           As           As           As          As          As           As
-----------------------------   Reported     Revised      Reported     Revised      Reported    Revised     Reported      Revised
                                --------     -------      --------     -------      --------    -------     --------      -------
Revenues                       $440,073     $440,073     $476,900     $476,900     $504,113    $504,113    $539,289      $539,289
Cost of Services                416,667      415,595      451,064      449,657      471,675     429,000     516,881       516,359
Earnings before
income taxes and
minority interest                 6,252        7,714        8,630       10,427       16,402      59,467      24,330        24,812

Common
stockholders' share               2,665        3,498        3,819        4,843        9,058      36,678      15,066        15,548
of  net earnings
Common stockholders'
share of  net
earnings per common share:
Basic earnings per share       $   0.25      $  0.33      $  0.36      $  0.46      $  0.86     $  3.47     $  1.42       $  1.47
Diluted earnings per share     $   0.24      $  0.31      $  0.34      $  0.44      $  0.82     $  3.30     $  1.35       $  1.40
Balance Sheet Data:
-------------------
Accounts receivable, net of
allowance for doubtful
accounts                       $313,558     $314,825     $321,643     $322,910     $315,386    $316,653    $353,990      $353,990
Other current assets             40,788       33,019       37,356       31,070       40,542      33,259      39,436        33,551
Intangible assets, net
of accumulated                  178,390      132,346      175,548      129,893      150,270     129,030     126,107       130,425
amortization
Other assets                     49,925       48,178       46,804       45,212       38,205      37,388      49,330        48,687
Total assets                    618,588      564,295      612,232      559,966      583,411     555,337     604,900       602,690
Accrued liabilities             156,342      154,834      159,807      159,033      163,428     162,058     209,269       206,718
Other liabilities
and deferred credits             88,038       85,590       88,897       86,719       46,300      38,782      45,251        46,018
Deficit                         (62,170)    (112,508)     (58,352)    (107,667)     (49,292)    (68,477)    (55,012)      (55,438)


                                   (Unaudited)
                       First Quarter Ended March 28, 2002
                       ----------------------------------
                                                          As             As
Statement of Operations Data:                          Reported        Revised
-----------------------------                          --------        -------
Revenues                                               $544,779        $544,779
Cost of Services                                        514,341         515,182
Earnings before income taxes and minority
interest                                                 13,385          12,544
Common stockholders' share of net earnings                7,035           6,511
Common  stockholders' share of  net earnings
per common share:
Basic earnings per share                                $ 0.66          $ 0.61
Diluted earnings per share                              $ 0.61          $ 0.57
Balance Sheet Data:
-------------------
Other current assets                                   $ 56,199         $49,357
Goodwill                                                103,496         107,814
Intangible assets, net of
accumulated amortization                                 20,835          20,835
Other assets                                             48,448          47,950
Total assets                                            617,007         613,985
Accrued liabilities                                     202,758         199,919
Deficit                                                 (47,977)        (48,927)

     The Form 10-K/A for 2001 as previously filed, reflects the revision for issues related to SAB 38 and APB 16, but does not reflect the percentage of completion issue. The table below reflects the impacts for the percentage of completion issue on fiscal years 2001 and 2000. The Company intends to amend its Form 10-K/A for fiscal year 2001, which will include amended financial information for each affected quarter in 2001 and 2000. Because the Company's prior independent accountants, Arthur Andersen LLP, are no longer servicing the marketplace, the revisions will require the Company to engage new independent accountants to audit the Company's financial statements for fiscal years 2001, 2000 and 1999; thus, the Company may not be in a position to make the amended filings for several months.

                                                                              (Unaudited)
                                                                              -----------

                                                   2001 As              2001 As              2000 As              2000 As
                                                  Reported              Revised             Reported              Revised
Statement of Operations Data:                 in the Form 10-K/A                        in the Form 10-K/A
-----------------------------                 ------------------        -------         ------------------        -------
Revenues                                        $1,960,375           $1,960,375           $1,809,109           $1,809,109
Cost of Services                                 1,813,991            1,810,611            1,781,825            1,784,285
Earnings (loss) before income taxes (benefit)
and minority interest                               99,200              102,421             (56,233)             (58,853)
Common stockholders' share of  net earnings
(loss)                                              58,522               60,567             (40,654)             (42,357)
Common stockholders' share of  net earnings
(loss) per common share:
Basic earnings (loss) per share                 $     5.54           $     5.74           $   (3.88)           $   (4.04)
Diluted earnings (loss) per share               $     5.27           $     5.45           $   (3.88)           $   (4.04)
Balance Sheet Data:
-------------------
Accounts receivable, net of allowance for
doubtful accounts                               $  353,990           $  353,990           $  335,621           $3  36,813
Prepaid income taxes                                 2,126                1,887                1,139                1,139
Other current assets                                37,310               31,664               34,707               25,234
Intangible assets, net of accumulated
amortization                                       126,107              130,425              130,766              135,244
Other assets                                        49,330               48,687               40,203               38,942
Total assets                                       604,900              602,690              593,495              588,431
Accrued income taxes                                   603                  603                6,474                6,474
Accrued liabilities                                208,666              206,115              200,006              197,413
Deferred income taxes                                8,648                9,415                    -                    -
Other liabilities and deferred credits              36,603               36,603               87,566               87,566
Deficit                                            (55,012)             (55,438)            (113,534)            (116,006)


Note 3.  Other Current Assets

     Other current assets as of June 27, 2002 and December 27, 2001 included $20.8 million and $8.7 million of inventories on long-term contracts, respectively.

Note 4.  Accrued Liabilities

     Accrued liabilities as of June 27, 2002 and December 27, 2001 included $119.3 million and $106.1 million of accrued salaries, respectively.

Note 5.  Redeemable Common Stock

     Effective January 1, 2001, the Company established two new plans: the Savings and Retirement Plan and the Capital Accumulation and Retirement Plan (collectively, the "Savings Plans"). At the same time, the Employee Stock Ownership Plan ("ESOP") was merged into the two plans. The Company stock accounts of participants in the ESOP were transferred to one or the other of the Savings Plans, and the Savings Plans participants have the same distribution and put rights for these ESOP shares as they had in the ESOP. All rights and obligations of the ESOP re-main intact in the new plans. In accordance with the Employee Retire-ment Income Security Act regulations and the Savings Plans' documents, the Company is obligated, unless the Savings Plans' Trust purchases the shares, to purchase certain distributed common stock shares, transferred from the former ESOP, from former participants in the ESOP on retirement or termination at fair value as long as the Company's common stock is not publicly traded. However, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase.

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

     Common stock which is redeemable has been reflected as Temporary Equity at the redemption value at each balance sheet date and consists of the following:

                                                           Balance at                                    Balance at
                                        Redeemable          June 27,                      Redeemable    December 27,
                            Shares        Value               2002           Shares         Value           2001
                            ------        -----               ----           ------         -----          -----
      ESOP Shares        2,954,885       $53.25            $157,348        2,995,783         $47.00     $140,802
                         4,122,953       $51.25             211,301        4,146,727         $44.75      185,566
                         ---------                         --------        ---------                    --------

                         7,077,838                         $368,649        7,142,510                    $326,368
                         =========                         ========        =========                    ========

      Other Shares         286,217       $27.76            $  7,944          286,217         $24.34     $  6,967
                         =========                         ========        =========                    ========


Note 6.  Income Taxes

     The provisions for income taxes in 2002 and 2001 are based upon estimated effective tax rates. These rates include the impact of permanent differences between the book bases of assets and liabilities recognized for financial reporting purposes and the bases recognized for tax purposes.

Note 7.  Earnings Per Share ("EPS")

     The following table sets forth (in thousands) the reconciliation of shares for basic EPS to shares for diluted EPS. Basic EPS is computed by dividing common stockholders' share of net earnings by the weighted average number of common shares outstanding and contingently issuable shares. The weighted average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated Savings' Plans shares. Shares earned and vested but unissued under the Restricted Stock Plan are contingently issuable shares whose conditions for issuance have been satisfied and as such have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted average number of stock options outstanding, assuming the treasury stock method. The diluted loss per share for the three months ended June 27, 2002 was computed in the same manner as the basic loss per share, since adjustments related to the dilutive effects of stock options would have been antidilutive.


                                                                 Three Months Ended      Six Months Ended
                                                                 ------------------      ----------------
                                                           June 27,      June 28,      June 27,        June 28,
                                                             2002          2001          2002           2001
                                                             ----          ----          ----           ----
Weighted average shares outstanding for basic EPS             10,662        10,559       10,654          10,552
   Effect of dilutive securities:
      Stock options                                               -            547          912             509
                                                              ------        ------       ------          ------
Weighted average shares outstanding for diluted EPS           10,662        11,106       11,566          11,061
                                                              ======        ======       ======          ======

Note 8.  Goodwill and Other Intangible Assets - Adoption of Statement 142

     The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets," beginning December 28, 2001, the first day of fiscal 2002. The provisions of SFAS No. 142 eliminate amortization of goodwill and require an impairment assessment at least annually by applying a fair-value based test. Accordingly, the Company has eliminated amortization in 2002 for goodwill, which includes assembled workforce of $4.6 million as of June 27, 2002 and December 27, 2001 previously classified as an intangible asset. The total carrying amount for goodwill is $107.8 million and $103.2 million as of June 27, 2002 and December 27, 2001, respectively. The Company has identified the reporting units to be tested for the goodwill impairment test, which will be measured as of the beginning of the fiscal year. The Company has completed the first step of the transitional impairment test in accordance with the provisions of SFAS No. 142. The Company has concluded that there has been no impairment of such assets as of the beginning of fiscal year 2002.

     The Company's contract backlog, patent, and core development intangible assets are still subject to amortization under SFAS No. 142. Amortization for the first half of 2002 for these intangible assets totaled $1.0 million. Estimated aggregate amortization expense for these intangible assets for the next five years totals: $2.1 million in each of 2002 and 2003, $2.0 million in 2004, and $0.5 million in 2005 and 2006, respectively. The following table presents these intangible assets, net of accumulated amortization, as of June 27, 2002 that are required to continue to be amortized under SFAS No. 142:

Intangible Assets, Net of                                 Gross                     Accumulated
  Accumulated Amortization                           Carrying Amount                Amortization
  ------------------------                           ---------------                ------------
Contracts acquired                                       $ 1,703                      $ 1,543
Patent                                                     7,100                        1,845
Core and developed technology                              7,700                        3,955
                                                           -----                        -----
                                                         $16,503                      $ 7,343
                                                         =======                      =======

     The table above excludes capitalized software that is not covered by SFAS No. 142. Capitalized software, net of accumulated amortization totals $10.8 million and $12.4 million as of June 27, 2002 and December 2001, respectively. The following table presents adjusted net income and earnings per share for the three and six months ended June 28, 2001, in comparison to the results for the three and six months ended June 27, 2002, to show what the impact would have been if SFAS No. 142 had been adopted at the beginning of fiscal 2001. The adjusted results presented below are net of taxes.

                                                               Three Months Ended                   Six Months Ended
                                                               ------------------                   ----------------
                                                                              June 28, 2001                      June 28, 2001
                                                               June 27,         (Revised -           June 27,     (Revised -
                                                                 2002          See Note 2)              2002      See Note 2)
                                                                 ----          -----------              -----     -----------
Common stockholders' share of net (loss) earnings              $  (2,001)           $ 4,843           $ 4,510          $ 8,341
Add back: Goodwill amortization                                        -                564                 -            1,089
Add back: Assembled workforce amortization                             -                133                 -              267
                                                               ---------            --------          -------          -------
Adjusted  common  stockholders'  share of net  (loss)
earnings                                                       $  (2,001)           $ 5,540           $ 4,510          $ 9,697
                                                               ==========           =======           =======          =======

Basic earnings per share:
Common stockholders' share of net (loss) earnings              $   (0.19)          $   0.46        $     0.42        $    0.79
Goodwill amortization                                                  -               0.05                 -             0.10
Assembled workforce amortization                                       -               0.01                 -             0.03
                                                               ---------          ---------        ----------        ---------
Adjusted  common  stockholders'  share of net  (loss)
earnings                                                       $   (0.19)          $   0.52        $     0.42        $    0.92
                                                               ==========          ========        ==========        =========

Diluted earnings per share:
Common stockholders' share of net (loss) earnings              $   (0.19)          $   0.44        $     0.39        $    0.75
Goodwill amortization                                                  -               0.05                 -             0.10
Assembled workforce amortization                                       -               0.01                 -             0.03
                                                               ---------           --------        ----------        ---------
Adjusted  common  stockholders'  share of net  (loss)
earnings                                                       $   (0.19)          $   0.50        $     0.39        $    0.88
                                                               ==========          ========        ==========        =========


Note 9.  Recently Issued Accounting Pronouncements

     In April 2002,the Financial Accounting Standards Board ("FASB")issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item if material. SFAS No.
     145 requires that gains and losses from extinguishment of debt be classified as extraordinary only if they meet criteria in Accounting Principles Board Opinion No. 30, thus distinguishing transactions that are part of recurring operations from those that are unusual or infrequent, or that meet the criteria for classification as an extraordinary item. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which are not currently applicable to the Company. The provisions of SFAS No. 145 as they relate to the rescission of SFAS No. 4 shall be applied in fiscal year 2003. Certain provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Management does not expect SFAS No. 145 to have a material impact on the Company's results of operations or financial condition.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not expect SFAS No. 146 to have a material impact on the Company's results of operations or financial condition.

Note 10.  Business Segments

     Effective January 2002, the Company realigned its five strategic business segments into four segments. DynCorp Information and Enterprise Technology ("DI&ET") and DynCorp Information Systems LLC ("DIS") were combined into one strategic business segment, DynCorp Systems and Solutions ("DSS"), in order to structure one business segment providing integrated information technology and business functional outsourcing to the federal government. The business segment information for 2001 has been restated to give effect to this change. DSS provides a wide range of information technology services and other professional services including network and communications engineering, government operational outsourcing, security and intelligence programs. DynCorp International LLC ("DI") operates the Company's overseas business, including information technology solutions, technical services, and worldwide maintenance support to U.S. military aircraft. DynCorp Technical Services ("DTS") provides a wide variety of specialized technical services including aviation services, range technical services, base operations, and logistics support. AdvanceMed ("ADVMED") is structured as a business-to-business, eHealth decision support solution organization and provides an integrated set of decision support tools to meet the needs of healthcare payers and providers.

     Revenues, operating profit and identifiable assets for the Company's four business segments for 2002 and the comparable periods for 2001 are presented below:

                                                                   Three Months Ended                   Six Months Ended
                                                                   ------------------                   ----------------
                                                                             June 28, 2001                      June 28, 2001
                                                           June 27,         (Revised - See          June 27,   (Revised - See
                                                             2002             Note 2) (c)             2002        Note 2) (c)
                                                             ----             -----------             ----        -----------
Revenues
--------
   DSS                                                     $242,076             $201,426             $ 467,672        $390,948
   DI                                                       178,620              131,316               343,008         249,884
   DTS                                                      161,309              128,097               301,964         245,191
   ADVMED                                                    13,006               16,061                27,146          30,950
                                                            -------               ------            ----------        --------
                                                           $595,011             $476,900            $1,139,790        $916,973
                                                           ========             ========            ==========        ========
Operating Profit (Loss) (a)
-----------------------
   DSS                                                     $ 17,142             $ 12,171             $  33,128        $ 22,914
   DI                                                        10,741                8,424                17,889          16,862
   DTS                                                        6,157                4,281                12,267           8,667
   ADVMED                                                       114                1,399                 (619)           1,696
                                                            -------               ------                ------        --------
                                                             34,154               26,275                62,665          50,139

 Corporate general and administrative                         7,216                7,199                14,834          14,026
 Interest income                                               (172)                (159)                 (240)          (453)
 Interest expense                                             6,963                8,032                14,156          16,409
 Goodwill amortization                                            -                  959                     -           1,850
 Amortization of other intangibles of acquired companies        519                  779                 1,037           1,799
 Minority interest included in operating profit              (1,429)                (934)               (2,692)        (1,545)
 Other miscellaneous (b)                                     21,171                  (28)               23,140            (88)
                                                            -------                ------             --------         -------
 (Loss) earnings before income taxes and minority interest   $ (114)            $ 10,427              $ 12,430         $18,141
                                                            =======             ========              ========         =======



                                                                                    December 27,
                                                                  June 27,
                                                                    2002              2001 (c)
                                                                    ----              --------
  Identifiable Assets
  -------------------
     DSS                                                          $277,172            $290,398
     DI                                                             96,802              94,241
     DTS                                                           139,149             109,763
     ADVMED                                                         23,370              26,880
     Corporate                                                      85,110              81,408
                                                                 ---------           ---------
                                                                  $621,603           $ 602,690
                                                                 =========           =========


     (a) Defined as the excess of revenues over operating expenses and certain non-operating expenses.
     (b) Other miscellaneous includes $15.8 million for the reserve of an investment in an unconsolidated affiliate in the second quarter of 2002 (see Note 1).
     (c) Data has been revised to give recognition to the current reportable segment structure.


Note 11.  Contingencies and Litigation

          The Company is a guarantor on a fixed price services contract for non-emergency transportation brokerage services. Management perceives the exposure of financial losses on this guarantee could possibly be in the range of $4.0 million to $12.5 million over the next twelve months. At this time, management does not believe a reserve is required because no claim has been asserted and one is not considered probable.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General
-------
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of DynCorp and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the interim condensed consolidated financial statements and notes thereto and the Company's annual report on Form 10-K/A for the year ended December 27, 2001.

Results of Operations
---------------------
The  Company  provides  diversified  management,   technical,   engineering  and
professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the U.S. Departments of Defense, Energy, State, Justice, and Treasury, the National Aeronautics and Space Administration, and various other U.S. state and local government agencies, commercial clients, and foreign governments. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed price, time-and-material or cost reimbursement contracts depending on the work requirements and other individual circumstances. The following discusses the Company's results of operations and financial condition for the three and six months ended June 27, 2002 and the comparable periods for 2001.

Revision of Financial Statements
--------------------------------
The Company has revised certain information in the Consolidated Condensed Financial Statements for the three and six months ended June 28, 2001 following discussions with the staff of the SEC regarding accounting principles articulated in Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" ("SFAS No. 38") and Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16") as they relate to the Company's acquisition of DIS from GTE Corporation in December 1999 and also regarding its method of accounting for long-term service contracts and the related applicability of percentage of completion method to service contracts with the Federal Government.

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

According to SFAS No. 38, the allocation period for purchase accounting adjustments ends when the acquiring enterprise is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable at the acquisition date. Items identified during the initial purchase period as "preacquisition contingencies" shall be included in the allocation of the purchase price based on the fair value of the contingency. The Company previously believed that the allocation period related to these preacquisition contingencies was still open during those periods. Although the Company stated in its 1999 Form 10-K that the purchase price allocation was preliminary, after discussions with the SEC's staff, the Company has determined that the allocation period for these preacquisition contingencies was no longer open in 2000 and 2001, and therefore the adjustments made should have been accounted for directly through the statement of operations, rather than as a resolution of the identified preacquisition contingencies, with a corresponding adjustment to the original purchase accounting. As a result, the financial statements of the Company for the years ended December 28, 2000, and December 27, 2001 have been revised to reflect the adjustments directly in the statements of operations. In addition, the 1999 financial statements have been revised for the allocation of the DIS purchase price with respect to the valuation of an acquired contract in progress. The Company has filed its December 28, 2000 and December 27, 2001 Forms 10-K/A to reflect these changes.

In 2002, the Company also changed its method of accounting for long-term service contracts. Previously, the Company followed the historical industry-wide practice of recording income from long-term service contracts using the percentage of completion method, in accordance with the AICPA "Audit and Accounting Guide, Audits of Federal Government Contractors," which incorporates as an appendix AICPA Statement of Position No. 81-1 "Accounting for Performance of Construction Type and Certain Production-Type Contracts." Under this method, income is recognized ratably over the period of performance based on the estimated profit margin at the completion of the contract. Such a method has resulted in deferral of costs or profits on certain contracts. Following discussions with its new accountants and the SEC's staff, it has been determined that percentage of completion accounting should not be utilized and costs or profits should not be deferred in order to recognize a consistent profit margin on these long-term contracts. Profit on a given long-term service contract, therefore, could fluctuate from one accounting period to another due to fluctuations in the revenue earned and costs incurred in a given accounting period. As a result, the financial statements of the Company for the three and six months ended June 28, 2001 and for the three months ended March 28, 2002 have been revised to eliminate the deferral of such costs or profits on service contracts. The Company has decided to apply this change retroactive to January 2000 and to the acquisition of DIS. The Company also intends to amend its previously filed 2001 Form 10-K/A to revise the financial statements for each of the fiscal years 2001, 2000 and 1999, as well as its Form 10-Q for the three months ended March 28, 2002. The change did not have any effect on the Company's cash flows or revenues in 2002, 2001, 2000 or 1999.

As a result of the revisions described above, reported common stockholders' share of net earnings increased by $1.0 million, from $3.8 million to $4.8 million for the three months ended June 28, 2001 and by $1.9 million, from $6.5 million to $8.3 million for the six months ended June 28, 2001. Reported common stockholders' share of net earnings per diluted share increased from $0.34 to $0.44 for the three-month period ended June 28, 2001 and from $0.59 to $0.75 for the six-month period ended June 28, 2001.

The impacts on the June 28, 2001 statement of operations data, 2001 quarterly financial data and the March 28, 2002 financial data for the revisions discussed above are presented in Note 2 to these Consolidated Condensed Financial Statements.

The Form 10-K/A for 2001, as previously filed, reflects the revision for issues related to SAB 38 and APB 16, but does not reflect the percentage of completion issue. See table that reflects the impacts for the percentage of completion issue on fiscal years 2001 and 2000 in Note 2 to these Consolidated Condensed Financial Statements. The Company intends to amend its Form 10-K/A for fiscal year 2001, which will include amended financial information for each affected quarter in 2001 and 2000. Because the Company's prior independent accountants, Arthur Andersen LLP, are no longer servicing the marketplace, the revisions will require the Company to engage new independent accountants to audit the Company's financial statements for fiscal years 2001, 2000 and 1999; thus, the Company may not be in a position to make the amended filings for several months.

Effective January 2002, the Company realigned its five strategic business segments into four segments. DynCorp Information and Enterprise Technology ("DI&ET") and DynCorp Information Systems LLC ("DIS") were combined into one strategic business segment, DynCorp Systems and Solutions ("DSS"), in order to structure one business segment providing integrated information technology and business functional outsourcing to the federal government (see Note 10 to the Consolidated Condensed Financial Statements) and therefore the DIS results of operations and financial position have been included in the DSS financial information.

Revenues and Operating Profit
-----------------------------
Revenues for the three months ended June 27, 2002 increased by $118.1 million, or 24.8%, to $595.0 million as compared to $476.9 million for the same period in 2001. Revenues for the six months ended June 27, 2002 increased by $222.8 million, or 24.3%, to $1.1 billion as compared to $917.0 million for the same period in 2001. Operating profit was $34.2 million and $62.7 million for the three and six months ended June 27, 2002, increases of $7.9 million, or 30.0%, and $12.5 million, or 25.0%, respectively from the same periods in 2001. Operating profit is defined as the excess of revenues over cost of services and certain non-operating income and expenses, which are included in Other Expense (Other Income) on the Consolidated Condensed Statements of Operations. See the "Revision of Financial Statements" discussion above and in Note 2 to the Consolidated Condensed Financial Statements for the impacts on operating profit from revised loss estimates on a contract acquired with the purchase of DIS in December 1999 and from the percentage of completion accounting issue. The increase in both revenues and operating profit was attributable primarily to several new contract wins and increased tasking on existing contracts. Operating profits grew faster than revenues due to losses on several contracts in the first half of 2001 that did not continue in the first half of 2002 and increased profit due to additional revenue in the first half of 2002 for contract costs that were recognized in a prior period.

DynCorp Systems and Solutions ("DSS") had revenues of $242.1 million and $467.7 million in the three and six months ended June 27, 2002, compared to revenues of $201.4 million and $390.9 million in the same periods in 2001. The increases in revenue in the second quarter and first half of 2002 of $40.7 million, or 20.2%, and $76.7 million, or 19.6%, respectively resulted primarily from the start-up of two new contracts and increased tasking on existing contracts. The two new contracts consisted of one which started in the third quarter of 2001 for updated office automation, including desktop computers, servers, and networks, for the Federal Bureau of Investigation ("FBI") and which provided the majority of the increase in revenues, and the other to manage and operate the infrastructure facilities, hardware, software and systems relating to non-EDGAR systems to the SEC. These two contracts provided combined revenues of $42.0 million and $90.4 million in the three and six months ended June 27, 2002. Also, contributing to the revenue growth was expansion of a Department of Defense ("DoD") program for vaccine production, growth in a contract that provides battlefield simulation and virtual training system support services and maintenance for the U.S. Army, and growth in a DoD contract that provides security background investigations that was awarded in the second quarter of 2000. Partially offsetting these increases in revenue was the completion of a subcontract providing operations management to the Department of Energy ("DoE") in September 2001. Revenues for the three and six months ended June 28, 2001 for this subcontract were $23.5 million and $48.3 million, respectively. Also offsetting these increases in revenues for DSS was the divesture of DynCorp Management Resources, Inc. ("DMR") in December 2001, which provided $7.3 million and $14.4 million for the three and six months ended June 28, 2001.

For the second quarter and six months ended June 27, 2002, operating profit for DSS increased by $5.0 million, or 40.8%, and $10.2 million, or 44.6%, respectively, to $17.1 million and $33.1 million, respectively. The operating profit increases for DSS resulted primarily from the new FBI contract and, to a lesser extent, the new SEC contract discussed above. These two contracts provided combined operating profits of $3.1 million and $4.9 million for the three and six months ended June 27, 2002. In addition, operating profit increased due to increased tasking and a larger award fee pool on the vaccine production, battlefield simulation, and the security background investigations contracts that are all noted above. Also contributing to the increase in operating profits were the losses on the DMR contracts in the three and six months ended June 28, 2001 that did not continue in 2002. Partially offsetting these increases to operating profit was the completion of the DoE subcontract in the third quarter of 2001, which is noted above. Operating profit on this DoE subcontract for the three and six months ended June 28, 2001 was $0.4 million and $1.4 million, respectively.

DynCorp International's ("DI") second quarter and six-month 2002 revenues grew by 36.0% and 37.3% to $178.6 million and $343.0 million, respectively, as compared to the same prior year periods of $131.3 million and $249.9 million, respectively. The increase in revenues resulted primarily from growth in a contract that provides maintenance, storage, and security support of war reserve materials to the United States Central Command Air Forces, growth on a contract with the U.S. Armed Forces that started up in the second half of 2001 that provides maintenance and parts to military aircraft, increased tasking on a contract with the Department of State ("DoS") in support of the government's drug eradication program, primarily in South America, and increased tasking on a contract which provides combat service support augmentation and Force Provided Training Modules primarily to the U.S. Army. DI also commenced performance on a new commercial subcontract in Saudi Arabia involving repair and maintenance of Saudi military aircraft, which was awarded in the fourth quarter of 2001 and became fully operational in 2002. This contract provided revenues of $5.7 million and $12.1 million in the three and six months ended June 27, 2002. In addition, DI was also awarded a new contract with the U.S. Air Force in March 2002 supporting aerial counter-drug surveillance missions in central South America and the Caribbean and including providing base operations support for personnel and aircraft. This contract provided $4.8 million in the first half of 2002. Partially offsetting the increases in revenues was the decreased manning requirements on the DoS international police task force contract in the second quarter of 2002.

DI's second quarter and six-month 2002 operating profits grew by 27.5% and 6.1% to $10.7 million and $17.9 million, respectively, as compared to the same prior year periods of $8.4 million and $16.9 million, respectively. The increases in operating profits resulted from the increased tasking on several contracts and the new contracts as mentioned above. DI's operating profit was also positively impacted due to additional revenue on contract costs that were recognized in a prior period. Partially offsetting the increases in operating profits was the decreased manning requirements on the DoS international police task force contract in the second quarter of 2002. The contract, which provides combat service support augmentation and Force Provided Training Modules primarily to the U.S. Army, is expected to be substantially complete by the end of 2002. This contract provided revenues of $16.1 million and $22.1 million and operating profits of $0.8 million and $1.1 million, respectively, in the three and six months ended June 27, 2001. Management expects that the new contracts discussed above will offset the lost revenue and operating profit.

DynCorp Technology Services' ("DTS") revenues for the three and six months ended June 27, 2002, grew 25.9% and 23.2%, respectively, to $161.3 million and $302.0 million, respectively, compared to $128.1 million and $245.2 million for the comparable periods in 2001. The increases in the DTS revenues resulted from new contracts and increased tasking on existing contracts. DTS was awarded a new contract in the second quarter of 2002 with the National Aeronautics and Space Administration ("NASA"), which provides base operations and maintenance support for the Johnson Space Center. This contract provided $8.3 million in revenues in the second quarter of 2002. DTS was also awarded a contract to provide repair and maintenance to the California Department of Forestry helicopters in the first quarter of 2002, which provided $4.9 million in revenues in the first half of 2002. In addition, revenues increased due to increased tasking on two U.S. Air Force contracts providing aircraft maintenance and base operations support. One of these contracts is at Andrews AFB and was awarded in the first quarter of 2001 and the other is at Vance AFB and was awarded in October 2000. Revenues also increased due to increased tasking on a U.S. Military Sealift Command contract, which manages, operates, and maintains non-combat oceangoing U.S. Navy ships and on a contract that provides range operations and maintenance support to the U.S. Navy. DTS reported revenue increases at Fort Rucker due to increased contract requirements that have resulted in additional personnel and the negotiation of a new collective bargaining agreement that resulted in a higher wage and fringe package for the employees. This contract provided $12.4 million and $16.7 million for the second quarter and six-month revenue increases in 2002. Management expects revenue growth on a U.S. Air Force contract that provides base operations and support services at Maxwell AFB, which will become fully operational in the second half of 2002.

DTS operating profits for the three and six months ended June 27, 2002, grew 43.8% and 41.5%, respectively, to $6.2 million and $12.3 million, respectively, compared to $4.3 million and $8.7 million for the comparable periods in 2001. DTS operating profits increased due to the new contracts and increased tasking on the contracts discussed above. Operating profits grew faster than revenues due to improved profit margins on some of DTS' base operations and aviation support services contracts.

AdvanceMed ("ADVMED") reported revenues of $13.0 million and $27.1 million in the three and six months ended June 27, 2002, respectively, as compared to $16.1 million and $31.0 million in the same prior year periods. ADVMED's operating profits (loss) were $0.1 million and $(0.6) million in the three and six months ended June 27, 2002, respectively, as compared to $1.4 million and $1.7 million in the comparable periods of 2001. The decrease in revenues resulted mostly from the reduction in work scope on a contract that provides external quality review to health care organizations in the State of Texas and the successful completion of two tasks that review Medicaid and Medicare claims data. These lost revenues will be replaced in part by two task awards, which will provide support services to Medicaid and Medicare, and will begin operations in the third quarter of 2002. The decrease in operating profit resulted from increased costs on a commercial product introduction and the addition of a sales team for this commercial product, which was not reflected in prior year costs. The commercial product provides performance measurement portfolios designed to improve the delivery of high-risk, high-cost healthcare services. ADVMED has strategies in place to grow new customers for this commercial contract and expects future revenue and operating profit increases from these strategies.

Cost of Services
----------------
Cost of services as a percentage of revenue remained consistent for the three and six months ended June 27, 2002, as compared to the same periods in 2001. Cost of services was 94.5% and 94.6% of revenue for the three and six months ended June 27, 2002, respectively, as compared to 94.3% and 94.4%, respectively, for the comparable periods in 2001. Cost of services was $562.5 million and $1.1 billion, respectively, compared to $449.7 million and $865.3 million for the comparable periods in 2001, increases of $112.9 million and $212.4 million, respectively. Cost of services as a percentage of revenue was higher in 2002 due to higher balances of deferred costs that were expensed in 2002 compared to 2001 due to the revisions for the change in accounting method as described above and in Note 2 to the Consolidated Condensed Financial Statements. Offsetting these increases in cost of services as a percentage of revenue as compared to 2001 were lower percentages due to DTS operating profits growing faster than revenues from improved profit margins on some of its base operations and aviation support services contracts. Cost of services for the Company includes mainly direct labor, direct overhead, and direct facility costs.

Corporate General and Administrative Expense
--------------------------------------------
Corporate general and administrative expense was relatively unchanged at $7.2 million for the second quarter of 2002 as compared to the same period in 2001 and increased slightly in the first six months of 2002 to $14.8 million as compared to $14.0 million in the same period in 2001. Corporate general and administrative expense as a percentage of revenue was 1.2% and 1.3% for the three and six months ended June 27, 2002 and 1.5% for the same periods in 2001. The slight increase in corporate general and administrative expense was due to costs associated with the management efforts to explore the potential sale of the Company to or its merger with a third party. In the first quarter of 2002, the Board of Directors authorized management to consider interests of third parties in a merger or sale of the Company. No formal agreement has been negotiated or executed at this time. The Company has notified its stockholders and participants in its Savings and Retirement Plan, Capital Accumulation and Retirement Plan, and former Employee Stock Ownership Plan of these circumstances.

Interest Expense
----------------
Interest expense was $7.0 million and $14.2 million, respectively, for the three and six months ended June 27, 2002, compared to $8.0 million and $16.4 million for the comparable periods in 2001. Interest expense as a percentage of revenue was 1.2% for the three and six months ended June 27, 2002, as compared to 1.7% and 1.8% for the comparable periods in 2001. The decrease in interest expense was attributable to lower average debt levels and lower average interest rates in the three and six months of 2002 as compared to the same periods in 2001. The average levels of indebtedness were approximately $280.5 million and $285.7 million in the six months ended June 27, 2002 and June 28, 2001, respectively.

Amortization of Intangibles of Acquired Companies
-------------------------------------------------
Amortization of intangibles of acquired companies was $0.5 million and $1.0 million for the second quarter and first six months of 2002, respectively, as compared to $1.7 million and $3.6 million for the comparable periods of 2001. The decrease resulted from the Company's adoption on December 28, 2001, the first day of fiscal year 2002, of the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The provisions of SFAS No. 142 eliminated amortization of goodwill, including assembled workforce which is now considered goodwill, and accordingly, the Company eliminated amortization of goodwill beginning December 28, 2001. The provisions also require an impairment assessment at least annually by applying a fair-value based test. See Note 8 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q to show what the impact would have been on the second quarter and first half of 2001 financial results if SFAS No. 142 had been adopted at the beginning of fiscal 2001.

Other Expense (Other Income)
----------------------------

Other expense (other income) was $18.1 million and $19.9 million for the three and six months ended June 27, 2002 and consists mostly of the Company's share of the estimated net losses of unconsolidated affiliates, and the write-off of an investment in an unconsolidated affiliate.

The Company periodically evaluates the recoverability of its equity investments, in accordance with Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of excess investment cost. The Company's recoverability analysis is based on the projected undiscounted cash flows of the investments, which is the lowest level of cash flow information available. During the second quarter of 2002, the Company recorded a non-recurring, write-off of approximately $15.8 million, which represented the net balance of a certain investment, which was stated in excess of its net realizable value. The total charge was included in Other Expense (Other Income) on the Consolidated Condensed Statement of Operations at June 27, 2002.

Income Taxes
------------

The provisions for income taxes in 2002 and 2001 are based upon estimated effective tax rates, including the impact of permanent differences between the book bases of assets and liabilities recognized for financial reporting purposes and the bases recognized for tax purposes. The provision for income taxes decreased by $4.1 million and $2.9 million for the three and six months ended June 27, 2002, respectively, from the comparable periods in 2001. The decreases were due to lower pretax income in both the three and six months ended June 27, 2002 and a lower effective tax rate in the second quarter of 2002, and partially offset by a slightly higher effective tax rate in the first six months of 2002, compared to the same periods in 2001. The Company's effective tax rate approximated 43.7% for the six months ended June 27, 2002, compared to 43.0% in the comparable period in 2001, after taking into account the effect of minority interests.

Backlog
-------

The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $7.2 billion at June 27, 2002 compared to $6.8 billion at December 27, 2001, a net increase of $0.4 billion. The backlog at June 27, 2002 consisted of $2.3 billion for DSS, $2.2 billion for DI, $2.6 billion for DTS, and $0.1 billion for ADVMED compared to December 27, 2001 backlog of $2.4 billion for DSS, $2.2 billion for DI, $2.0 billion for DTS, and $0.2 billion for ADVMED. A large part of the increase was attributable to the $0.5 billion win on a fifteen - year DTS contract with the U.S. Air Force in the second quarter of 2002. This cost plus contract begins in October 2002 and will provide support to the Air Force Command and Air Combat Command operations at the Nevada Test and Training Range.

Working Capital
---------------

Working capital, defined as current assets less current liabilities, was $165.2 million at June 27, 2002 compared to $150.2 million at December 27, 2001, an increase of $15.0 million, or 10.0%. The ratio of current assets to current liabilities at June 27, 2002 and December 27, 2001 was 1.6. The increase in working capital was primarily a result of strong customer collections, which resulted in a higher cash and cash equivalents balance at June 27, 2002 compared to December 27, 2001, and increases in the other current asset balance, which was due to increased inventory on a FBI contract. Partially offsetting these increases in cash and cash equivalents and other current assets was a larger current portion of the Senior Secured Credit Agreement Term A debt as of June 27, 2001 and increases in certain accrued expenses.

Cash Flows from Operating Activities
------------------------------------

Cash provided by operations was $40.1 million in the first six months of 2002, an increase of $46.1 million from the comparable period in 2001. The major components of the increase were higher collections of receivables, higher accounts payable, and higher operating profits, excluding non-cash net losses of unconsolidated affiliates of $2.2 million and a non-cash reserve of an investment in an unconsolidated affiliate of $15.8 million in the second quarter of 2002. In the first six months of 2001, $6.0 million was used in operations. The major components of the $6.0 million were a decrease in current liabilities and certain other liabilities of $38.0 million, offset by net earnings of $8.3 million, and a decrease in current assets and certain other assets of $10.4 million.

Cash Flows from Investing Activities
------------------------------------

Investing activities used funds of $3.4 million in the six months ended June 27, 2002, as compared to cash used by investing activities of $0.9 million in the six months ended June 28, 2001. The use of funds in the first half of 2002 resulted mostly from the purchase of property and equipment of $4.0 million, compared to the purchase of property and equipment in the same period of 2001 of $3.3 million.

Cash Flows from Financing Activities
------------------------------------

Financing activities used funds of $10.7 million during the six months ended June 27, 2002 and included several short-term borrowings and subsequent payments of a cumulated sum of $63.0 million under the Senior Secured Credit Agreement Revolving Credit Facility, maturing December 9, 2004. In the second quarter 2002, the Company made installment payments of $1.3 million and $6.3 million on the Senior Secured Credit Agreement Term A Loan, maturing December 9, 2004, in February and May respectively, and prepaid $3.2 million on the Senior Secured Credit Agreement Term B Loan, maturing December 9, 2006. During the first half of 2001, financing activities provided funds of $0.1 million and included several short-term borrowing and subsequent payments of a cumulated sum of $159.3 million under the Senior Secured Credit Agreement Revolving Credit Facility.

Earnings before Interest, Taxes, Depreciation, and Amortization
---------------------------------------------------------------

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as defined by management, consists of net earnings before income tax provision (benefit), net interest expense, and depreciation and amortization. EBITDA represents a measure of the Company's ability to generate cash flow and does not represent net income or cash flow from operating, investing and financing activities as defined by generally accepted accounting principles ("GAAP"). EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issue discount which are included in "interest expense" in the Consolidated Statements of Operations and included in "amortization and depreciation" in the Consolidated Statements of Cash Flows. EBITDA has not been adjusted to give affect to the depreciation and amortization attributable to minority interest shareholders. Readers are cautioned that the Company's definition of EBITDA may not necessarily be comparable to similarly titled captions used by other companies due to the potential inconsistencies in the method of calculation.

The following represents the Company's computation of EBITDA (in thousands):

                                                                   Three Months Ended             Six Months Emded
                                                                   ------------------             ----------------
                                                                               June 28,                        June 28,
                                                               June 27,     2001 (Revised      June 27,      2001 (Revised
                                                                 2002        - See Note 2)       2002        - See Note 2)
                                                                 ----        -------------       ----        -------------

Net (loss) earnings                                               $(1,505)          $ 5,411       $ 5,487            $ 9,460
   Depreciation and amortization                                     2,874            5,536         7,757             10,325
   Interest expense, net                                             6,791            7,873        13,916             15,956
   (Benefit) provision for income taxes                               (38)            4,082         4,251              7,136
   Amortization of deferred debt expense                             (525)            (887)       (1,047)            (1,359)
   Debt issue discount                                               (135)             (12)         (291)               (23)
                                                                   -------         --------      --------            --------
EBITDA                                                             $ 7,462         $ 22,003      $ 30,073            $41,495
                                                                   =======         ========      ========            =======


EBITDA (as defined above) decreased by $14.5 million, or 66.1%, to $7.5 million for the second quarter of 2002 as compared to the comparable period in 2001. For the first six months of 2002, EBITDA decreased by $11.4 million, or 27.4%, to $30.1 million as compared to the first six months of 2001. The decreases in EBITDA in the three and six month periods in 2002, as compared to the similar periods in 2001, are primarily attributable to the non-recurring write-off of the investment in an unconsolidated affiliate of $15.8 million in the second quarter of 2002 and offset partially by the higher operating profits, as discussed above.

Recent Developments
-------------------

The Board of Directors authorized management in the fourth quarter of 2001 to consider interests of third parties in a merger or sale of the Company. There is the potential for a merger or sale of the Company in the short-term future, but no formal agreement has been negotiated or executed at this time. The Company has notified its stockholders and participants in its Savings and Retirement Plan, Capital Accumulation and Retirement Plan, and former Employee Stock Ownership Plan of this potential change in owners of the Company and merger or sale of the Company.

Liquidity and Capital Resources
-------------------------------

The carrying amounts reflected in the Consolidated Condensed Balance Sheets of cash and cash equivalents, accounts receivable and contracts in process, and accounts payable approximate fair value at June 27, 2002 due to the short maturities of these instruments.

As of June 27, 2002 the Company's total debt was $274.1 million, a decrease of $10.5 million from $284.6 million as of December 27, 2001, primarily due to the February and May 2002 payments of $1.3 million and $6.3 million, respectively, made on the Term A Loan and the April 2002 prepayment of $3.2 million on the Term B Loan. These payments were partially offset by the amortization of the discounts on the Subordinated Notes and the 9 1/2% Senior Subordinated Notes discussed below.

The Company has a Senior Secured Credit Agreement (the "Credit Agreement") with a group of financial institutions. Under the Credit Agreement, the Company has outstanding borrowings of $62.5 million under Term A Loans maturing December 9, 2004, $73.7 million under Term B Loans maturing December 9, 2006, and has a $90.0 million revolving line of credit, which, at June 27, 2002, had no borrowings. Installment payments of $1.3 million and $6.3 million were paid on the Term A Loans in February and May 2002, respectively. The Term A Loans are to be repaid in eleven quarterly installments of $6.3 million, which began in May 2002. A prepayment of $3.2 million was paid on the Term B Loan in April 2002.

The Term B Loans are scheduled to be repaid in an installment of $5.7 million in May 2005 and then six quarterly installments of $11.9 million beginning in August 2005. The Company is charged a commitment fee of 0.5% per annum on unused commitments under the revolving line of credit. Letters of credit outstanding were $11.0 million and $11.1 million at June 27, 2002 and December 27, 2001, respectively, under the line of credit. The amount available was $79.0 million and $78.9 million, respectively, as of June 27, 2002 and December 27, 2001.

The Company has $99.7 million of 9 1/2% Senior Subordinated Notes ("Senior Subordinated Notes") outstanding with a scheduled maturity in 2007. Interest is payable semi-annually, in arrears, on March 1 and September 1 of each year. The Company has outstanding $40.0 million face value of the Company's subordinated pay-in-kind notes due 2007, with an estimated fair value of $38.2 million ("Subordinated Notes"). The Subordinated Notes bear interest at 15.0% per annum, payable semi-annually. The Company may, at its option, prior to December 15, 2004, pay the interest in cash or in additional Subordinated Notes.

The Company is a guarantor on a fixed price services contract for non-emergency transportation brokerage services. Management perceives the exposure of financial losses on this guarantee could possibly be in the range of $4.0 million to $12.5 million over the next twelve months. At this time, management does not believe a reserve is required because no claim has been asserted and one is not considered probable.


Chart Outlining Future Financial Commitments
--------------------------------------------

The following table sets forth the Company's total contractual cash obligations for the remaining six months of 2002 and over the next four years and thereafter (in thousands):


                                                                       Cash Obligations Due by Year
                                                                       ----------------------------

                                               July -
Contractual                                   December
Cash Obligation                  Total          2002           2003         2004          2005         2006       Thereafter
---------------                  -----          ----           ----         ----          ----         ----       ----------
Long-term Debt                $274,146      $12,547        $ 25,002      $28,083      $26,228       $47,500      $134,786
Operating Leases               227,468       24,649          42,968       36,790       27,600        25,643        69,818
Maximum Liability to
 Repurchase ESOP
 Shares                        368,649       18,697          27,802       30,032       27,674        23,842       240,602
Liability to Repurchase
 Other Redeemable
 Common Stock                    7,944            -           7,944            -            -             -             -
                              --------      -------        --------      -------     --------       -------      --------

Total Contractual Cash
 Obligations                  $878,207      $55,893        $103,716      $94,905      $81,502       $96,985      $445,206
                              ========      =======        ========      =======      =======       =======      ========

The Company has contractual cash obligations under several of its long-term debt provisions, as discussed above.

The Company has several significant operating leases for facilities, furniture and equipment. Minimum lease payments over the next 11 years are estimated to be $227.5 million, including $24.6 million for the remaining six months of 2002. Of the $24.6 million 2002 minimum lease payments, $7.3 million related to DIS leases, $5.2 million related to a U.S. Postal Service contract, and $3.5 million related to the new corporate headquarters building.

The Company is obligated to repurchase certain of its former Employee Stock Ownership Plan ("ESOP") vested common stock shares (under a "put option") from former ESOP participants upon death, disability, retirement and termination at the fair value (as determined by an independent appraiser) until such time as the Company's common stock is publicly traded. Under the Subscription Agreement dated September 9, 1988, the Company is permitted to defer put options if, under

Delaware law, the capital of the Company would be impaired as a result of such repurchase. The Company's total contractual cash obligation to repurchase former ESOP shares will fluctuate in the future as the independently determined fair value fluctuates. The total obligation to repurchase former ESOP shares is $368.6 million as of June 27, 2002, based on the independently determined fair value as of May 24, 2002.

Under a registration rights agreement, the holders of the other redeemable common stock will have a put right to the Company commencing on December 10, 2003, at a price of $40.53 per share, unless one of the following events has occurred prior to such date or the exercise of the put right: (1) an initial public offering of the Company's common stock has been consummated; (2) all the Company's common stock has been sold; (3) all the Company's assets have been sold in such a manner that the holders have received cash payments; or (4) the Company's common stock has been listed on a national securities exchange or authorized for quotation on the NASDAQ National Market System for which there is a public market of at least $100 million for the Company's common stock. The total obligation to repurchase other redeemable shares of the Company's stock is $7.9 million as of June 27, 2002.

Critical Accounting Policies
----------------------------

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

Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including a pro-rata share of the contractual fees. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed price production contracts, units-of-delivery is generally used as the measurement basis for revenue recognition. Revenue from other long-term fixed price contracts is recognized ratably over the contract period or other appropriate methods to measure services provided. Because the Company assumes the risk of performing a fixed price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Anticipated losses on contracts are recognized when identified. Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes, whether claims or unapproved change orders in the process of negotiation, are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Because there are estimates and judgments involved, the actual results could be different from those estimates.

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

Interest Rate Risk

The Company has minimal exposure due to fluctuations in market interest rates. Had market interest rates been 10% higher in the first half of 2002, the Company's net earnings would have been approximately $119.1 thousand lower, or a change of 2.2%. This is derived from a historical model that recalculates the interest expense incurred by the Company assuming that the market interest rates to which the Company's interest payments are indexed were, in all cases, 10.0% higher, taking into consideration the effect of such higher interest rates on the interest rate swap as noted below.

From time to time, the Company may enter into various derivative financial instruments, including interest rate forwards, options and interest rate swaps, to manage the exposure of portions of the Company's total debt portfolio and related cash flows to fluctuations in market interest rates. In December 2000, the Company entered into a two year and 28-day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis beginning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability on designated portions of the Company's Senior Secured Credit Agreement Term A and Term B loans, which have a floating-rate, that may be caused by fluctuations in market interest rates. The adjustments to fair value of this derivative instrument during the six months ended June 27, 2002 resulted in additional increases in accumulated other comprehensive income of $0.3 million. This swap is perfectly effective at its objective, and accordingly, there are no existing gains or losses as of June 27, 2002 that are expected to be reclassified into earnings within the next twelve months. The Company also managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its Senior Secured Credit Agreement Term A and Term B loans until February 2002.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortuous conduct. The Company is also potentially liable for certain personal injury, tax, environmental, and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury, and contract and dispute claims. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny, liability, and in some cases have offsetting claims against the plaintiffs, third parties, or insurance carriers. The total amount of damages currently claimed by the plaintiffs in these cases is estimated to be approximately $8.7 million (including compensatory punitive damages and penalties). The Company believes that the amount that will actually be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance, the Company believes it is adequately reserved with respect to the potential liability for such claims. The estimates set forth above do not reflect claims that may have been incurred but have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

In September, 2000, the Company became aware of significant errors in preacquisition estimates of the cost to complete a major ten-year federal government telephone installation and operation contract that was undertaken in 1998 by a predecessor of GTE Information Systems, LLC, now known as DynCorp Information Systems LLC, a wholly-owned subsidiary of the Company ("DIS"). The Company acquired GTE Information Systems LLC from Contel Federal Systems, Inc., a subsidiary of GTE Corporation, in December 1999. See Note 2 for a discussion of revisions concerning the accounting for such preacquisition estimates and the impact of those revisions on the financial statements. Effective August 1, 2001, DIS and the federal government customer entered into a bilateral modification of the contract as a consequence of which the Company reduced the previously recorded loss reserve by $42.7 million effective in the third quarter 2001. This reduction resulted from the government's elimination of certain future liabilities from the contract, an increase in future billing rates for calls, and a decrease in future call revenue shared with the government agency. On August 10, 2001, the Company instituted suit against GTE Corporation claiming breaches of the acquisition agreement representations and warranties and for other relief.

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

Regarding environmental issues, neither the Company, nor any of its subsidiaries, is named a Potentially Responsible Party (as defined in the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA")) at any site. The Company, however, did undertake, as part of the 1988 divestiture of a petrochemical engineering subsidiary, an obligation to install and operate a soil and water remediation system at a subsidiary research facility site in New Jersey and also is required to pay the costs of continued operation of the remediation system. In addition, the Company, pursuant to the 1995 sale of its commercial aviation business, is responsible for the costs of clean-up of environmental conditions at certain designated sites. Such costs may include the removal and subsequent replacement of contaminated soil, concrete, and underground storage tanks that existed prior to the sale of the commercial aviation business. The resolution of these matters is not expected to have a material impact on the Company's results of operations or financial condition. The Company believes it has adequate accruals for any liability it may incur arising from the designated sites.

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

The Company is a party to other civil and contractual lawsuits that have arisen in the normal course of business for which potential liability, including costs of defense, constitutes the remainder of the $8.7 million discussed above. The estimated probable liability (included in Other Liabilities and Deferred Credits on the Consolidated Condensed Balance Sheet) for these issues is approximately $5.8 million and is substantially covered by insurance at June 27, 2002. All of the insured claims are within policy limits and have been tendered to and accepted by the applicable carriers. The Company has recorded an offsetting asset (included in Other Assets on the Consolidated Condensed Balance Sheet) of $5.2 million at June 27, 2002 for these items.

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

The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors if the payments exceed allowable costs. A majority of the audits have been completed on the Company's incurred contract costs through 1999. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based on its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by various investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at June 27, 2002 that will have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 Amendment on May 1, 2002 of Patrick C. FitzPatrick's November 1, 2001 Employment Agreement.
99.1 Certification by Chief Executive Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Chief Financial Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

Form 8-K/A was filed on April 22, 2002 to amend the Company's Form 8-K filed on December 27, 1999, to add as an Exhibit the unaudited financial statements of Information Systems Division as of September 30, 1999.

Form 8-K was filed on May 31, 2002 to note the decision made on May 30, 2002, by the Company's Board of Directors, upon the recommendation of its Audit Committee, not to engage Arthur Andersen LLP as the Company's independent public accountants for 2002 and authorized the engagement of Ernst & Young LLP to serve as the Company's independent public accountants for the fiscal year ending December 26, 2002. Form 8-K/A was filed on June 3, 2002 to amend the May 31, 2002 Form 8-K changing the date through which there were no disagreements between the Company and Arthur Andersen LLP to May 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DYNCORP




Date:  August 19, 2002                               /S/ Patrick C. FitzPatrick
                                                     __________________________
                                                     Patrick C. FitzPatrick
                                                     Senior Vice President
                                                     and Chief Financial Officer



Date:  August 19, 2002                               /S/ John J. Fitzgerald
                                                     ______________________
                                                     John J. Fitzgerald
                                                     Vice President and
                                                     Corporate Controller