Form 10-K/A
period 2001-12-27
DYNCORP
filed 2002-11-01
CIK 30770

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-K/A-Amendment No. 2
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

This Amendment No. 2 for Form 10-K/A is being filed to give effect to the revision of the Company's financial statements, as discussed in Note 2 to the Consolidated Financial Statements included in Item 8. This document does not reflect any significant updates other than as related to the revision of financial statements and related re-audit. The Company suggests reading its Securities and Exchange Commission filings for subsequent periods including Form 10-Q for updated information.

                                TABLE OF CONTENTS
                                      2001
                          FORM 10-K/A - Amendment No. 2

          Item                                                          Page
--------------------------------------------------------------------------------

       Part I

1. Business                                                              1-4
2. Properties                                                            4-5
3. Legal Proceedings                                                     5
4. Submission of Matters to a Vote of Security Holders                   5


       Part II

5. Market for the Registrant's Common Stock and Related Stockholder
    Matters                                                              6-7
6. Selected Financial Data                                               8-9
7. Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                  10-27
7A.Quantitative and Qualitative Disclosures about Market Risk            27
8. Financial Statements and Supplementary Data                           28
   Report of Independent Public Accountants                              29
   Financial Statements
     Consolidated Balance Sheets
       Assets                                                            30
       Liabilities and Stockholders' Equity                              31
     Consolidated Statements of Operations                               32
     Consolidated Statements of Cash Flows                               33
     Consolidated Statements of Stockholders' Equity                     34
     Notes to Consolidated Financial Statements                          35-66
9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures                            67


       Part III

10.Directors and Executive Officers of the Registrant                    67
11.Executive Compensation                                                67
12.Security Ownership of Certain Beneficial Owners and Management        67
13.Certain Relationships and Related Transactions                        67


       Part IV

14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K      67-69

Signatures                                                               70
Certification of the Chief Executive Officer                             71
Certification of the Chief Financial Officer                             72
Schedule II-Valuation and Qualifying Accounts                            73

ITEM 1. BUSINESS

General Information

DynCorp and subsidiaries (collectively the "Company") provide diversified management, technical, engineering and professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the U.S. Departments of Defense, Energy, State, and Justice, the Drug Enforcement Agency, the National Institutes of Health, the Defense Information Systems Agency, the National Aeronautics and Space Administration and various other U.S., state and local government agencies, commercial clients and foreign governments. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed-price, time-and-material or cost reimbursement contracts depending on the work requirements and other individual circumstances. These services cover the following areas:

     DynCorp Information and Enterprise Technology ("DI&ET"), based in Reston, Virginia, designs, develops, supports and integrates software and hardware systems to provide customers with comprehensive solutions for information management and engineering needs. DI&ET provides a wide range of information technology ("IT") solutions including IT lifecycle support, government operational outsourcing, network and communications engineering, seat management, metrology engineering, and security and intelligence programs. DI&ET revenues for fiscal years ended 2001, 2000, and 1999 were $588.0 million, $606.7 million, and $581.9 million, respectively. These services are provided primarily to U.S. Government customers throughout the United States. DI&ET includes DynCorp Management Resources, Inc. ("DMR") which provides IT and business process outsourcing solutions to state and local government agencies. On December 27, 2001, DynCorp disposed of DMR by merging it with TekInsight.com, Inc., in exchange for a 40.0% ownership of the new company. See "DynCorp Management Resources, Inc. ("DMR") Merger with DynTek, Inc." below for further discussion.

     DynCorp Technical Services ("DTS"), based in Fort Worth, Texas, delivers a wide variety of specialized technical services including engineering, aviation services, base operations, range technical services, contingency services, space and re-entry system services, logistics support services, and marine services. These services are provided mainly to U.S. Government customers in the United States. Revenues for fiscal years ended 2001, 2000, and 1999 were $514.5 million, $446.2 million, and $361.9 million, respectively.

     DynCorp International ("DI"), based in Fort Worth, Texas, primarily services the Company's international business, including personal and physical security services, and base maintenance and operations worldwide to support U.S. military aircraft engineering and IT solutions. These services are provided to the U.S. Government and foreign organizations at various locations throughout the world depending on the customers' requirements. Revenues for fiscal years ended 2001, 2000, and 1999 were $545.8 million, $459.1 million, and $333.6 million, respectively.

     DynCorp Information Systems LLC ("DIS"), based in Chantilly, Virginia, provides a broad range of integrated telecommunications services and IT solutions in the areas of professional services, business systems integration, information infrastructure solutions and IT operations and support. DIS is DynCorp's full-service voice/data integrator and has an established business base in the U.S. federal defense and civil markets. DIS was acquired on December 10, 1999 from GTE Corporation. Revenues for the fiscal years ended 2001 and 2000 and the twenty days ended December 30, 1999, were $246.3 million, $228.5 million and $13.9 million, respectively. Full year revenues in 1999, which are not included in the Company's results of operations except for the portion representing the twenty days ended December 30, 1999, as noted above, were $221.6 million.

     AdvanceMed ("ADVMED"), based in Reston, Virginia, is a business-to-business, eHealth decision support solution organization and provides an integrated set of decision support tools to meet the needs of healthcare payers and providers. Revenues for fiscal years ended 2001, 2000, and 1999 were $61.3 million, $64.7 million, and $54.0 million, respectively.

The revenues, operating profits, and total assets of the above industry segments are incorporated herein by reference to Note 21 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A - Amendment No. 2.

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

The Company's business with the U.S. Government and other customers is generally performed under cost-reimbursement, time-and-materials, and fixed-price contracts. Under cost-reimbursement contracts, the customers reimburse the Company for its direct costs and allocable indirect costs, plus a fixed fee or incentive fee. Under time-and-materials contracts, the Company is paid for labor hours at negotiated, fixed hourly rates and reimbursed for other allowable direct costs at actual costs plus allocable indirect costs. Under fixed-priced contracts, the Company is required to provide services or stipulated products for a fixed price. Because the Company assumes the risk of performing a firm fixed-price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during the contract performance could result, and in some instances has resulted, in reduced profits or losses for particular contracts.

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

Revenues from foreign operations by location are as follows:
($ thousands)

      Locations
      ---------
                                           2001           2000
                                        Revised (a)    Revised (a)        1999
                                        -----------    -----------        ----

      Europe and North America           $121,512       $137,227       $107,143
      Latin America and the Caribbean      95,409        103,489         58,010
      Middle East                          82,207         54,510         41,979
      Asia/Pacific                         49,667         56,663         32,971
      Africa                                1,990          8,820         14,159
      Other                                 1,378         24,099          3,430
                                         --------       --------       --------
      Total Foreign Operations Revenue   $352,163       $384,808       $257,692
                                         ========       ========       ========


Assets outside the U.S. are $140 thousand and $545 thousand for December 27, 2001, and December 28, 2000, respectively.

(a) The Company has revised certain information in the Consolidated Financial Statements for the fiscal years ended December 30, 1999, December 28, 2000 and December 27, 2001 for a change in accounting method for certain long-term service contracts previously using percentage of completion accounting. See Note 2 to the Consolidated Financial Statements and "Change in Accounting Method and Revision of Financial Statements" discussion below.

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

ITEM 3. LEGAL PROCEEDINGS

Note 20 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A - Amendment No. 2 is incorporated herein by reference.

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

The following table sets forth the Formula Price for the common stock and the Market Factor as of the end of each quarter for the past two years (prior to the revisions as noted in the "Change in Accounting Method and Revision of Financial Statements" and "Prior Revision of Financial Statements" discussions below).

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

ITEM 6. SELECTED FINANCIAL DATA

The following table presents summary selected historical financial data derived from the audited Consolidated Financial Statements of the Company for each of the five years presented. During these periods, the Company paid no cash dividends on its Common Stock. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K/A - Amendment No. 2. (Dollars in thousands, except per share data.)


                                                        Dec 27        Dec 28         Dec 30
                                                       2001 (b)      2000 (c)       1999 (d)       Dec 31        Dec 31
                                                      Revised(a)    Revised(a)     Revised(a)     1998 (e)      1997 (f)
                                                      ----------    ----------     ----------     --------      --------
Statement of Operations Data:
-----------------------------
Revenues                                             $1,955,973    $1,805,155     $1,345,281    $1,233,707    $1,145,937
Cost of services                                     $1,810,273    $1,778,329     $1,280,239    $1,173,151    $1,096,246
Corporate general and administrative                 $   29,456    $   29,350      $  21,741     $  18,630     $  17,785
Interest expense                                     $   31,521    $   41,408      $  18,943     $  14,144     $  12,432
Earnings (loss) from continuing operations before
    extraordinary item, cumulative effect of
    change in accounting principle and certain
    other expenses (a) (g) (h)                       $   60,834    $ (38,498)     $   9,507     $  15,585     $  15,579
Earnings (loss) from continuing operations before
    extraordinary item and cumulative effect of
    change in accounting principle (a) (h)           $   60,834    $ (38,646)     $   7,610     $  15,055     $   7,422
Net earnings (loss) (a) (h)                          $   60,834    $ (43,416)     $   6,009     $  15,055     $   7,422
Common stockholders' share of net earnings
   (loss)(a) (h)                                     $   58,444    $ (45,258)     $   5,915     $  15,055     $   7,422
Common stockholders' share of earnings (loss) per
    share from continuing operations before
    extraordinary item and cumulative effect of
    change in accounting principle (a)
         Basic                                       $     5.53    $   (3.86)     $    0.75     $    1.47     $    0.83
         Diluted                                     $     5.26    $   (3.86)     $    0.74     $    1.43     $    0.70
Common stockholders' shares of net earnings
   (loss)(a)
         Basic                                       $     5.53    $   (4.32)     $    0.59     $    1.47     $    0.83
         Diluted                                     $     5.26    $   (4.32)     $    0.58     $    1.43     $    0.70

Balance Sheet Data:
-------------------
Total assets                                         $  598,440    $ 586,756      $ 628,934     $ 379,238     $ 390,122
Long-term debt excluding current maturities          $  264,482    $ 283,889      $ 334,944     $ 152,121     $ 152,239
Redeemable common stock                              $  333,335    $ 246,330      $ 189,116     $ 183,861     $ 154,840

Statement of Cash Flows Data:
-----------------------------
Cash flows provided by (used in) operating
    activities                                       $    8,109    $  59,051      $  13,835     $  (7,752)    $   9,937
Cash flows (used in) provided by investing
    activities                                       $   (3,796)   $   8,082      $(184,975)    $ (20,131)    $  (8,257)
Cash flows (used in) provided by financing
    activities                                       $   (2,189)   $ (59,836)     $ 172,709     $   7,369     $  (2,955)

Additional Data:
----------------
EBITDA (i)                                           $   144,101   $   5,175      $  42,112     $  45,226     $  29,274

(a) The Company has revised certain information in the Consolidated Financial Statements for the fiscal years ended December 30, 1999, December 28, 2000 and December 27, 2001 for a change in accounting method for certain long-term service contracts previously using percentage of completion accounting. See Note 2 to the Consolidated Financial Statements and "Change in Accounting Method and Revision of Financial Statements" discussion below. 2001 includes $44.7 million of income primarily from revised loss estimates due to contract modification in 2001 on a contract acquired with the purchase of DIS. 2000 includes charges totaling $76.2 million related primarily to revised loss estimates on the same contract acquired with the acquisition of DIS. See the "Prior Revision of Financial Statements" discussion below regarding revision of the 2000 and 1999 Consolidated Financial Statements.
(b) 2001 includes a $17,442 gain recognized on the disposition of DMR on December 27, 2001.
(c) 2000 includes $5,998 for the replacement of core systems, including DIS systems. Interest expense was higher in 2000 compared to 1999 as a result of the acquisition of DIS in December 1999, which the Company financed through additional borrowings of $167.5 million under higher cost debt instruments.
(d) 1999 includes reversal of $2,000 reserve for favorable resolution of contract compliance issues, $4,387 for the replacement of core systems, DIS in-process research and development write-off $6,400, settlement of a suit with a former electrical subcontractor $2,200, and write-off of cost in excess of net assets acquired of consolidated subsidiary $1,234.
(e) 1998 includes reversal of $670 reserve for asbestos litigation, $1,177 accrual for subcontractor suit, reversal of $2,500 reserve for contract compliance issues, and $2,159 expense for the replacement of core systems.
(f) 1997 includes $7,800 accrual of costs related to asbestos litigation, $2,488 reversal of income tax valuation allowance, and $2,055 reversal of accrued interest related to IRS examinations and potential disallowance of deductions.
(g) Certain other expenses include costs and expenses associated with divested businesses of $148 in 2000, $1,897 in 1999, $530 in 1998, and $8,157 in
     1997.
(h) The cumulative effect of change in accounting principle, net of income taxes, in 2000 of $4,770 resulted from the Company's change in accounting method for certain long-term service contracts previously using percentage of completion accounting. See Note 2 to the Consolidated Financial Statements for further details. The extraordinary loss, net of income taxes, in 1999 of $1,601 resulted from the early extinguishment of the $50.0 million of 7.486% Fixed Rate Contract Receivable Collateralized Notes due to refinancing of the Company's debt in order to complete the acquisition of DIS. The difference between Net Earnings (Loss) and Common Stockholders' Share of Net Earnings (Loss) is the accretion in the fair value of shares of the Company's stock which were issued as part of the December 1999 acquisition of DIS.
(i) Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA") represents a measure of the Company's ability to generate cash flow and does not represent net income or cash flow from operating, investing and financing activities as defined by U.S. generally accepted accounting principles ("GAAP"). EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issuance discount which are included in interest expense in the Consolidated Statements of Operations and included in depreciation and amortization in the Consolidated Statements of Cash Flows. Readers are cautioned that the Company's definition of EBITDA may not necessarily be comparable to similarly titled captions used by other companies due to the potential inconsistencies in the method of calculation.

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

Change in Accounting Method and Revision of Financial Statements

Subsequent to the issuance of the Company's financial statements for the year ended December 27, 2001 on April 11, 2002, the Company revised certain information in the Consolidated Financial Statements for the fiscal years ended December 30, 1999, December 28, 2000 and December 27, 2001 following discussions with the staff of the Securities and Exchange Commission ("SEC") regarding its method of accounting for certain long-term service contracts and the related applicability of the percentage of completion method to service contracts with the Federal Government. Previously, the Company followed the historical industry-wide practice of recording income from long-term service contracts using the percentage of completion method, in accordance with the American Institute of Certified Public Accountants' ("AICPA") "Audit and Accounting Guide, Audits of Federal Government Contractors," which incorporates as an appendix AICPA Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction Type and Certain Production-Type Contracts." Under this method, income is recognized at a consistent profit margin over the period of performance based on the estimated profit margin at the completion of the contract. Such a method has resulted in deferral of costs, including start-up costs, and deferral of profits on certain contracts. Under SOP No. 81-1, revenue can be recognized based on costs incurred as a measurement of progress towards completion, which can differ from other revenue recognition methods such as those outlined in SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements."
Following discussions with the SEC's staff it has been determined that percentage of completion accounting should be applied to long-term contracts which are specifically described in the scope section of AICPA SOP No. 81-1 and other appropriate accounting literature. All other long-term service contracts, even those with the Federal Government, should not apply the percentage of completion method. Accordingly, the Company changed its method for accounting on these long-term service contracts to be in accordance with SEC SAB No. 101 and other applicable generally accepted accounting principles. As a result of these changes, profit margins on a given long-term service contract could now fluctuate from one accounting period to another due to fluctuations in the revenue earned and costs incurred in a given accounting period.

In accordance with the SEC Staff's guidance, the Company has applied this change in accounting method retroactively to January 2000 (the effective date of SAB No. 101) and to the acquisition of DIS in December 1999. As a result, the financial statements of the Company for the fiscal years ended December 30, 1999, December 28, 2000, and December 27, 2001 have been revised to eliminate the deferral of such costs or profits on service contracts and to adjust revenue. Revenue was adjusted for certain fixed price service contracts and other service contracts, which had used cost incurred in relation to total estimated cost at completion as a measurement of progress towards completion under percentage of completion, in order to comply with SEC SAB No. 101, which prescribes recognizing revenue on a straight-line basis over the contract period or by other appropriate methods to measure services provided. The Company also intends to amend its previously filed Form 10-Q for the three months ended March 28, 2002. The cumulative effect of the change in accounting principle on prior years resulted in a one-time, non-cash reduction to net earnings of $4.8 million, net of taxes of $2.6 million, or $0.46 per diluted share, in 2000. The change in accounting method did not have any effect on the Company's cash flows in 2002, 2001, 2000, and 1999.

As a result of the revisions described above, reported common stockholders' share of net earnings decreased by $0.1 million, from $58.5 million to $58.4 million for the year ended December 27, 2001. Reported common stockholders' share of net loss increased by $4.6 million, from $(40.7) million to $(45.3) million for the year ended December 28, 2000. Reported common stockholders' share of net earnings slightly increased by $13.0 thousand, remaining at $5.9 million for the year ended December 30, 1999. Reported common stockholders' share of net earnings (loss) per diluted share decreased from $5.27 to $5.26 for the year ended December 27, 2001, increased from $(3.88) to $(4.32) for the year ended December 28, 2000, and increased from $0.57 to $0.58 for the year ended December 30, 1999.

The effects of the revisions for the change in accounting method on certain long-term service contracts on the 2001, 2000, and 1999 financial data, and on the 2001 and 2000 unaudited quarterly financial data are presented in Note 2 to the Consolidated Financial Statements. The "As Reported" numbers are taken from the previously filed 2001 Form 10-K/A and include the revisions to 2000 and 1999 results related to the "Prior Revision of Financial Statements" discussion below.

Prior Revision of Financial Statements

In the original 2001 Form 10-K/A filed on May 15, 2002, the Company had revised certain information in the Consolidated Financial Statements for the fiscal years ended December 30, 1999 and December 28, 2000 following discussions with the staff of the SEC regarding accounting principles articulated in Statement of Financial Accounting Standards ("SFAS") No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and Accounting Principles Board ("APB") No. 16, "Business Combinations" as they relate to the Company's acquisition of DIS from GTE Corporation in December 1999.

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

According to SFAS No. 38, the allocation period for purchase accounting adjustments ends when the acquiring enterprise is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable at the acquisition date. Items identified during the initial purchase period as "preacquisition contingencies" shall be included in the allocation of the purchase price based on the fair value of the contingency. The Company previously believed that the allocation period related to these preacquisition contingencies was still open during those periods. Although the Company stated in its 1999 Form 10-K that the purchase price allocation was preliminary, after discussions with the SEC's staff, the Company has determined that the allocation period for these preacquisition contingencies was no longer open in 2000 and 2001, and therefore the adjustments made should have been accounted for directly through the statement of operations, rather than as an adjustment to the original purchase accounting. As a result, the financial statements of the Company for the year ended December 28, 2000 and the nine months ended September 27, 2001 were revised to reflect the adjustments directly in the statements of operations. In addition, the 1999 financial statements were revised for the allocation of the DIS purchase price with respect to the valuation of an acquired contract in progress.

Revenue and Operating Profit

In 2001, revenue (as revised - see "Change in Accounting Method and Revision of Financial Statements" discussion above) increased by $150.8 million, or 8.4%, from 2000 compared to a $459.9 million, or 34.2%, increase in 2000 revenue over 1999. Revenues were $2.0 billion, $1.8 billion, and $1.3 billion in 2001, 2000 and 1999, respectively. Operating profit was $163.5 million, $24.4 million, and $63.1 million in 2001, 2000, and 1999, respectively. Operating profit for 2001 and 2000 includes $44.7 million and $(76.2) million, respectively, related primarily to revised loss estimates on a contract acquired with the purchase of DIS as described in the "Prior Revision of Financial Statements" discussion above). Operating profit is defined as the excess of revenues over cost of services and certain non-operating income and expense, which are included in Other Income, net of Other Miscellaneous Expenses on the Consolidated Statements of Operations. The growth in 2001 revenue and operating profit was due primarily to several new contract wins, increased tasking on existing contracts, and the gain on sale of DMR. The larger growth in 2000 as compared to 1999 in revenues and operating profits was due in part to reporting the full year of operations of DIS, which was acquired in December 1999. DIS accounted for 46.7% of the growth in revenues in 2000 and for 145.7% of the decrease in operating profits in 2000, as compared to 1999.

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

DI&ET's operating profit increased by $2.6 million, or 6.9%, to $39.7 million for the year ended December 27, 2001. The increase is due partially to the gain on the disposal of DMR in the amount of approximately $17.4 million, which was offset by a $13.4 million loss from DMR operations. The DMR operating loss was primarily due to losses of $9.4 million on the new contract that provides non-emergency medical transportation services in the Commonwealth of Virginia. Also contributing to the DMR operating loss were higher costs associated with a contract that provides non-emergency transportation to Medicaid patients in the State of Connecticut. Both of these contracts were divested on December 27, 2001 as part of DMR. The Company is obligated for the satisfactory performance on the contract with the Commonwealth of Virginia, but is entitled to contractual indemnification by TekInsight.com, Inc. for any post closing claims. In addition, operating profits were negatively impacted due to the completion of the subcontract for the Department of Commerce for the 2000 Census and the loss of the DoE Hanford location subcontract as noted above. These two contracts reported a combined decrease in operating profit in 2001 of $7.2 million. Operating profits for the DoE Hanford location subcontract totaled $2.1 million and $4.5 million in 2001 and 2000, respectively. Operating profits for the Census subcontract totaled $0.2 million and $5.0 million in 2001 and 2000, respectively.

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

In 2000, DI&ET's operating profit increased by $7.2 million to $37.2 million from $30.0 million in 1999, a 24.1% increase. The largest increase in operating profit resulted from the Department of Commerce 2000 Census subcontract, which provided $4.7 million of the increase. DI&ET experienced growth in operating profits on several General Services Administration IDIQ contracts and its joint venture for vaccine technology services for the Department of Defense. Also contributing to the increase in operating profit were operating losses in 1999 on certain contracts that did not continue in 2000. Offsetting the increase in operating profit was the loss of the Immigration and Naturalization Service contract in 1999, which had $3.8 million in operating profit in 1999.

DMR's revenues and operating profits are included in DI&ET's revenues and operating profits noted above. In 2001, 2000, and 1999, DMR reported revenues of $41.9 million, $27.0 million, and $24.5 million, respectively. Operating profits (losses) for DMR were $4.0 million, $0.1 million, and $(1.4) million in 2001, 2000, and 1999, respectively. DMR's 2001 operating profit includes the gain on disposition of $17.4 million, which was offset by $13.4 million loss from operations. See "DynCorp Management Resources, Inc. ("DMR") Merger with DynTek" below for further discussion.

DTS' 2001 revenues grew by $68.3 million, or 15.3%, in 2001 to $514.5 million. The increase in revenues over 2000 resulted from continued growth in its logistics support and aviation services businesses, primarily from new military aircraft maintenance and base operations support contracts at two domestic U.S. Air Force bases (Andrews AFB and Vance AFB). These two new U.S. Air Force base contracts (which both began operations in the first half of 2001) provided combined revenues of $62.5 million in the year ended December 27, 2001. An additional U.S. Air Force base contract that began in 2000 recorded increased revenues in 2001. This contract provided revenues of $30.8 million and $16.3 million for the years ended December 27, 2001 and December 28, 2000, respectively. Slightly offsetting the increases in revenue was the divestiture of certain aerospace research and development contracts in the third quarter of 2000. Revenues in 2000 for the aerospace contracts were $5.5 million. Management expects future revenue increases due to the phase-in of another new contract with the U.S. Air Force in March 2002 and the start up of a new contract with the National Aeronautics and Space Administration Johnson Space Center, which was awarded in early February of 2002.

DTS' operating profits for the year ended December 27, 2001 increased by $1.2 million, or 8.9%, in 2001 to $15.1 million. The increases in operating profits were due primarily to the increased revenues on the new U.S. Air Force base contracts that are noted above. Operating profits on the two new U.S. Air Force base contracts totaled $2.9 million for the year ended December 27, 2001. Slightly offsetting these increases in operating profit was the loss of operating profit from the divestiture of certain aerospace research and development contracts as noted above.

DTS revenues increased by $84.3 million, or 23.3%, to $446.2 million in 2000 as compared to $361.9 million in 1999. Operating profit increased by $1.7 million, or 13.9%, from $12.1 million in 1999 to $13.8 million in 2000. The increase in revenues in 2000 was primarily attributable to increases in the purchase of reimbursable materials for a U.S. Army contract. The increase in revenues on this contract in 2000 totaled $23.9 million. An additional U.S. Air Force base contract that began in 2000 recorded revenues of $16.3 million in 2000. Also contributing to the increase in revenues was the contract providing organizational and intermediate level maintenance for various aircraft at Holloman Air Force Base, which began in the latter part of 1999 and ramped up in 2000. This contract reported increases in 2000 over 1999 of $11.4 million. The increases in operating profits in 2000 over 1999 were primarily attributable to the increased revenues on the contracts noted above. These increases in operating profits were offset slightly by a decrease in profits on a DTS start-up venture.

DI's revenues showed continued growth in the year ended December 27, 2001. DI's 2001 revenues grew by 18.9% to $545.8 million, as compared to 2000 growth of 37.6% to $459.1 million. The increases in 2001 over 2000 were primarily attributable to the phase-in of two new contracts: one which was awarded in August 2000 and provides maintenance and logistical support to the U.S. Army and the other which was awarded in April 2000 and provides maintenance, storage, and security support to the United States Central Command Air Forces. These contracts reported combined revenues of $116.7 million and $30.2 million in 2001 and 2000, respectively. The growth in the U.S. Air Force contract was higher than expected for 2001 due to increased activities resulting from the war in Afghanistan. The war may have added as much as $20.0 million in revenue for the contract in 2001. Management is expecting smaller growth on these two contracts in 2002. Other increases in revenues resulted largely from increased services on a contract with the Department of State ("DoS") in support of the government's drug eradication program, primarily in South America, and to a smaller extent, from a new contract in 2001 that provides personnel services for U.S. embassies. This DoS contract provided revenues of $83.4 million and $57.9 million in 2001 and 2000, respectively. Offsetting these increases was decreased volume on an IDIQ contract that provides combat support, combat service support augmentation and force provided training modules to the U.S. Army and other military services. Other smaller decreases from prior year revenues were due to the completion of a contract providing logistics support to the United Nations in Sierra Leone, the loss of a contract that provided services in support of the United Nations mission in Kosovo, and the phasing down of an International Police Task Force contract with the DoS in Bosnia. The combined revenue reductions in 2001 compared to 2000 on these four contracts totaled $24.6 million. Management expects revenues to grow in 2002 due to the two new contracts noted above as well as new business awarded in early 2002. In February 2002, DI was awarded a five-year contract with the U.S. Air Force for work in Latin America.

DI's operating profit increased by $13.0 million, or 52.0%, to $38.1 million in 2001. DI's operating profit increases resulted from the higher revenue as noted above. Operating profits grew faster than revenues in 2001 due to improved profit margins in some of its service areas and lower indirect expenses. These improved profit margins resulted in part from contracts that started in the first part of 2000. In addition, operating profits increased from a modification to the DoS contract supporting the government's drug eradication programs noted above that added fees in 2001.

DI revenues increased $125.5 million, or 37.6%, to $459.1 million in 2000 over 1999 revenues of $333.6 million. DI's revenues increased primarily due to the start up of the two new contracts noted above: one which was awarded in August 2000 and provides maintenance and logistical support to the U.S. Army and the other which was awarded in April 2000 and provides maintenance, storage, and security support to the United States Central Command Air Forces. These two contracts provided revenues of $30.2 million in 2000. In addition, there was increased tasking on the International Police Task Force contract with the DoS in Bosnia; increased volume on an IDIQ contract that provides combat support, combat service support augmentation and force provided training modules to the U.S. Army and other military services; increased tasking on a contract providing aviation and related support of equipment maintenance to the armed forces; and increased services on the DoS contract supporting the government's drug eradication program. These four contracts provided revenues of $329.2 million and $258.0 million in 2000 and 1999, respectively. Slightly offsetting these increases in revenues were decreases in revenues resulting from the completion of a base operations contract for the United Nations in Angola and a base operations contract for the U.S. Army with a joint venture in Haiti in the first half of 2000. These two contracts reported combined decreases in revenues of $15.9 million in 2000 as compared to 1999.

DI operating profits increased by $5.7 million, or 29.3%, to $25.1 million in 2000 over 1999. These increases in operating profits resulted from the higher revenues as noted above. Combined operating profits for the two new contracts totaled $2.0 million in 2000. Offsetting these increases, were the decreases in operating results from the completion of the United Nations and U.S. Army contracts noted above. These two contracts reported combined decreases of $0.9 million in 2000 as compared to 1999.

DIS revenues were $246.3 million in 2001 as compared to $228.5 million in 2000, an increase of $17.8 million, or 7.8%. DIS' operating profit increased in 2001 over 2000 by $123.3 million, or 222.8%, to $67.9 million. Adjustments related primarily to revised loss estimates on an acquired contract increased operating profit by $44.7 million due to contract modification in 2001 and decreased operating profit by $76.2 million in 2000 (see the "Prior Revision of Financial Statements" discussed above). Excluding these adjustments, the increases in both revenues and operating profits were due primarily to the start up of a new contract in the third quarter of 2001 with the Federal Bureau of Investigation ("FBI") for updated office automation, which consists primarily of desk top computers, servers, and networks. Management is expecting further increases in revenues and operating profits for this contract in 2002, due to an accelerated schedule for completion of the contract. This contract's schedule was accelerated as part of the government's response to the terrorist attacks on September 11, 2001. Offsetting these increases were decreases that resulted from several programs that were winding down in 2001. DIS expects revenue growth in 2002 to be at a higher rate than in 2001, due primarily to the FBI contract noted above.

DIS, which was acquired on December 10, 1999 from GTE Corporation, had revenues of $228.5 million in 2000 and $13.9 million for the twenty-day period ended December 30, 1999. DIS operating results were $(55.3) million operating loss in 2000 (inclusive of the above-noted adjustment of $(76.2) million) and $1.0 million for the twenty-day period in 1999. 2000 operating profit excluding the one-time adjustment was $20.9 million. Full year revenue, which is not included in the Company's results of operations except for the portion representing the twenty days ended December 30, 1999, as noted above, was $221.6 million for 1999. A lack of new contract awards to DIS resulted in modest revenue growth in 2000.

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

Cost of Services

Cost of services (as revised - see "Change in Accounting Method and Revision of Financial Statements" discussion above) was 92.6%, 98.5%, and 95.2% of revenue in 2001, 2000, and 1999, respectively. Cost of services (as revised) was $1.8 billion, $1.8 billion, and $1.3 billion in 2001, 2000, and 1999, respectively. Cost of services includes a decrease in 2001 of $44.7 million and an increase of $76.2 million in 2000 related primarily to revised loss estimates on an acquired contract (as described in "Prior Revision of Financial Statements" discussion above). Cost of services as a percentage of revenue fluctuated primarily due to the one-time adjustments noted above. Cost of services increased by $31.9 million from 2000, or 1.8%, to $1.8 billion. The primary reasons for the change in cost of services in 2001 are the $13.4 million operating loss for DMR and lower profit margins for ADVMED due to higher indirect expenses, offset by the one-time adjustment noted above.

Cost of services increased by $498.1 million from 1999, or 38.9%, to $1.8 billion in 2000. Cost of services for DIS, which was purchased in December 1999, comprised $221.0, or 44.4%, of the increase from 1999.

The decrease in the cost of services (exclusive of the one-time adjustments noted above) as a percentage of revenue in 2000 as compared to 1999 was attributable to the higher margin DIS business acquired in 1999, partially offset by significant growth in the lower margin DTS business. DIS cost of services (exclusive of the one-time adjustments noted above) was 93.4% and 92.9% of revenue in 2000 and 1999, respectively. DTS cost of services was 96.1% and 95.5% of revenue in 2000 and 1999, respectively.

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

Amortization of Intangibles of Acquired Companies

Amortization of intangibles of acquired companies (as revised - see "Change in Accounting Method and Revision of Financial Statements" discussion above) decreased by $8.5 million to $6.4 million in 2001 compared to $14.9 million in 2000. The decreases from 2000 resulted from intangibles related to DIS contracts acquired, which became fully amortized early in the first quarter of 2001. Amortization for the intangibles related to DIS contracts acquired which became fully amortized in 2001 totaled $7.9 million in 2000 and only $0.2 million in 2001. Amortization costs related to all of the DIS intangibles in 2001 and 2000 totaled $4.3 million and $13.1 million, respectively.

Amortization of intangibles of acquired companies (as revised) increased by $3.5 million to $14.9 million in 2000 compared to $11.4 million in 1999. The increase in amortization of intangibles of acquired companies in 2000 resulted from the full year impact of the amortization of intangible assets that were recorded in connection with the December 1999 acquisition of DIS. Also in 1999, there was an in-process research and development write-off of $6.4 million associated with the acquisition of DIS and a write-off of $1.2 million of cost in excess of net assets acquired for a business that was divested in February 2000. Amortization costs related to the DIS intangibles in 1999 were $7.1 million (which includes the $6.4 million write-off).

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair value based test. Such testing requires a fair value based assessment by reporting unit (which is defined as an operating segment or component of an operating segment) to determine if goodwill is impaired at the reporting unit level. SFAS No. 141 includes guidance relating to identification of intangible assets that should be recognized apart from goodwill. The Company is in the process of defining the reporting units and performing the initial impairment testing. The Company is required to adopt SFAS No. 142 starting in fiscal year 2002. The Company anticipates an annual increase to common stockholders' share of net earnings of approximately $2.9 million (net of tax), or $0.26 per diluted share, from the elimination of goodwill and assembled workforce amortization. Management continues to estimate the impact on reported financial position and results of operations for the other provisions of the statements.

Income Taxes

The provision (benefit) for income taxes is based on reported earnings, adjusted to reflect the impact of permanent differences between the book value of assets and liabilities recognized for financial reporting purposes, and such amounts recognized for tax purposes. The provision (benefit) for income taxes (as revised - see "Change in Accounting Method and Revision of Financial Statements" discussion above) increased by $55.9 million from 2000. The increase was due to higher pretax income in 2001 resulting in large part from the one-time adjustments recorded in 2001 and 2000 related primarily to revised loss estimates on an acquired contract (see "Prior Revision of Financial Statements" discussion above), and to a lesser extent a slightly higher effective tax rate, as compared to 2000. The Company's effective tax rate (as revised - see "Change in Accounting Method and Revision of Financial Statements" discussion above) approximated 36.6% in 2001, 32.4% in 2000, and 43.6% in 1999, after taking into account the effect of minority interest, extraordinary items, and cumulative effect of change in accounting principle. In 1999 and 2001, the Company reversed state income taxes provided in prior years related to the favorable resolution of state tax audit issues. Based on current projections, management estimates income tax payments, net of tax refunds, of $25.1 million in 2002.

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

The $17.4 million gain on the disposal of DMR was partially offset by DMR's $13.4 million operating loss as noted above. Since the Company has a 40% interest in DynTek, Inc. and does not have control, it will account for its investment on the equity basis of accounting going forward. The Company has the right to appoint persons to three of the seven director positions on the board of DynTek, Inc.

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

Working Capital

Working capital (as revised - see "Change in Accounting Method and Revision of Financial Statements" discussion above), defined as current assets less current liabilities, was $144.7 million at December 27, 2001 compared to $134.2 million at December 28, 2000, an increase of $10.4 million. The ratio of current assets to current liabilities at December 27, 2001 and December 28, 2000 was 1.6. The increase in working capital is primarily the result of higher accounts receivable balances that resulted from higher revenues in 2001 versus 2000 and a higher other current asset balance, which was due to prepaid expenses on a FBI contract. Partially offsetting these increases in accounts receivable and other current assets was a larger current portion of the Term A debt as of December 27, 2001.

Cash Flows from Operating Activities

For the year ended December 27, 2001, the Company's net cash provided by operations was $8.1 million, decreasing $50.9 million from $59.1 million cash provided by operations in 2000. The decrease in operating cash flows resulted primarily from increases in accounts receivable due to higher revenues in 2001, increases in other current assets due to prepaid expenses on a FBI contract, and decreases in accounts payable and certain accrued expenses. Offsetting these decreases in operating cash flow was an increase in operating cash flow due to an increase in deferred taxes that resulted from differences between book and tax income. In 2000, the increases in cash flows from operations over 1999 of $45.2 million resulted primarily from higher customer collections, partially offset by payments on accounts payable.



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

Cash Flows from Financing Activities

Financing   activities  used  funds  of  $2.2  million  during  2001.  Financing activities included several short-term borrowings and subsequent payments of a cumulated sum of $274.1 million under the Senior Secured Credit Agreement Revolving Credit Facility maturing December 9, 2004. The Company also contributed $2.2 million to the Savings and Retirement Plan and the Capital Accumulation and Retirement Plan ("Savings Plans") in 2001. These contributions were used to retire the put obligation on certain Savings Plans' shares.

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

The following represents the Company's computation of EBITDA (in thousands):

                                                                        For Fiscal Years Ended
                                                                        ----------------------
                                                                   2001           2000              1999
                                                                (Revised -      (Revised -       (Revised-
                                                                See Note 2)     See Note 2)      See Note 2)
                                                               ------------     --------------   -----------
Net earnings (loss)                                            $  60,834        $ (43,416)       $  6,009
   Depreciation and amortization                                  19,910           27,054          13,561
   Interest expense, net                                          30,864           39,937          17,550
   Income tax provision (benefit)                                 35,060          (20,827)          4,640
   Extraordinary item, net of tax                                      -                -           1,601
   Cumulative effect of change in accounting principle,
    net of tax                                                         -            4,770               -
   Amortization of deferred debt expense                          (1,966)          (2,300)         (1,210)
   Debt issue discount                                              (601)             (43)            (39)
                                                               ----------       ----------       ---------
EBITDA                                                         $ 144,101        $   5,175        $ 42,112
                                                               ==========       ==========       =========


In 2001, EBITDA (as revised - see "Change in Accounting Method and Revision of Financial Statements" above) increased by $138.9 million, or 2,684.6%, to $144.1 million as compared to 2000. In 2000, EBITDA decreased by $36.9 million, or 87.7%, as compared to 1999. The increases in EBITDA (exclusive of the one-time adjustments related primarily to revised loss estimates on a contract acquired with the purchase of DIS described in "Prior Revision of Financial Statements" above) are primarily attributable to the higher operating profits for DI&ET, DTS, DI, and DIS. The DI&ET increase includes the gain on the disposition of DMR of $17.4 million partially offset by DMR's operating losses of $13.4 million. The above net earnings (loss) amounts include DIS transition expenses of $5.5 million and $0.1 million in 2000 and 1999, respectively, and none in 2001. These expenses relate to administrative and accounting support provided by the former parent corporation and affiliates of DIS and ended in the first quarter of 2001. Also included in these expenses are costs related to transitioning these services to the Company. See Working Capital and Cash Flows discussion above for information on the Company's cash flow data.

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

Chart Outlining Future Financial Commitments

The following table sets forth the Company's total contractual cash obligations over the next five years and thereafter (in thousands):

                                                            Cash Obligations Due by Year

Contractual
Cash Obligation                   Total        2002        2003         2004        2005        2006      Thereafter
---------------                   -----        ----        ----         ----        ----        ----      ----------
Long-term Debt                  $284,605     $20,123     $ 25,005     $28,083     $29,400     $47,500     $134,494
Operating Leases                 249,782      46,963       42,968      36,790      27,600      25,643       69,818
Maximum Liability to
 Repurchase ESOP
 Shares                          326,368      19,996       24,340      26,292      24,228      20,873      210,639
Liability to Repurchase
 Other Redeemable
 Common Stock                     11,600           -       11,600           -           -           -            -
DynTek, Inc. Payments              2,600       2,600            -           -           -           -            -
                                --------     -------     --------     -------     -------     -------     --------
Total Contractual Cash
 Obligations                    $874,955     $89,682     $103,913     $91,165     $81,228     $94,016     $414,951
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

On December 10, 1999, the Company entered into an agreement with various financial institutions for the sale of 426,217 shares of the Company's stock and Subordinated Notes (see Note 5 to the Consolidated Financial Statements). Under a contemporaneous registration rights agreement, the holders of these shares of stock will have a put right to the Company commencing on December 10, 2003, at a price of $40.53 per share, unless one of the following events has occurred prior to such date or the exercise of the put right: (1) an initial public offering of the Company's common stock has been consummated; (2) all the Company's common stock has been sold; (3) all the Company's assets have been sold in such a manner that the holders have received cash payments; or (4) the Company's common stock has been listed on a national securities exchange or authorized for quotation on the NASDAQ National Market System for which there is a public market of at least $100 million for the Company's common stock. If, at the time of the holders' exercise of the put right the Company is unable to pay the put price because of financial covenants in loan agreements or other provisions of law, the Company will not honor the put at that time, and the put price will escalate for a period of up to four years, at which time the put must be honored. The escalation rate increases during such period until the put is honored, and the rate varies from an annualized factor of 22.0% for the first quarter after the put is not honored up to 52.0% during the sixteenth quarter. The total obligation to repurchase these shares of the Company's stock is $11.6 million as of December 27, 2001. On December 26, 2001, two of the holders sold 140,000 of these shares on the Company's internal market and those shares are no longer subject to the put right.

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

The Company also participates as a minority owner in several other limited liability companies, joint ventures and corporations but does not guarantee any of their operations, except for DynTek, Inc. (see "DynCorp Management Resources, Inc. ("DMR") Merger with DynTek, Inc." discussion noted above).

The following table* sets forth the Company's investments (in thousands) in limited liability companies, joint ventures, and corporations that are not consolidated into the Company's financial statements as of December 27, 2001. The other investors are not considered related parties, as defined by SFAS No. 57, "Related Party Disclosures." Related parties include affiliates, management, directors, and entities owned or controlled by management or directors.

Name of Entity                          Ownership                               Ownership %     Investment
  (nature of business)                                                                        Balance as of
                                                                                            December 27, 2001
-------------------------------------------------------------------------------------------------------------
Composite Technology Inc.               DynCorp Advanced Repair Technology Inc.    25.0%        $  786
boron patch technology                  Others                                     75.0%

-------------------------------------------------------------------------------------------------------------
Aerospace Center Support                DynCorp                                    35.0%           333
services at Arnold Engineering Support  Others                                     65.0%
center

-------------------------------------------------------------------------------------------------------------
DynCorp TechServ LLC                    DynCorp                                    49.5%            11
services                                Others                                     50.5%

-------------------------------------------------------------------------------------------------------------
DynTek, Inc.                            DynCorp                                    40.0%        19,289
state and local outsourcing             Public                                     60.0%

-------------------------------------------------------------------------------------------------------------
ES-KO (UK)/DynCorp Joint                DynCorp                                    40.0%           935
Venture                                 Others                                     60.0%
government outsourcing services
-------------------------------------------------------------------------------------------------------------
ITS Medical Systems LLC                 DynCorp                                    40.0%           567
hazardous biomedical substance          Others                                     60.0%
training
-------------------------------------------------------------------------------------------------------------
New Mexico Technology Group, LLC        DynCorp                                    47.0%           343
government outsourcing services         Other                                      53.0%

-------------------------------------------------------------------------------------------------------------
*Excludes investments of less than 20% ownership and inactive investments

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

Critical Accounting Policies (Revised)

Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including a pro-rata share of the contractual fees. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed price production contracts, revenue is recognized at a rate per unit as the units are delivered. Revenue from other long-term fixed price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, which are specifically described in the scope section of AICPA SOP No. 81-1, "Accounting for Performance of Construction Type and Certain Production-Type Contracts," or other appropriate accounting literature the Company applies the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs including start-up costs, or the deferral of profit on these contracts. Because the Company assumes the risk of performing a fixed price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified.

Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Because there are estimates and judgments involved, the actual results could be different from those estimates. Accounts receivable balances related to such disputed items were immaterial at December 27, 2001, December 28, 2000, and December 30, 1999.

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


Foreign  Currency  Risk
-----------------------

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
   DynCorp:

We have audited the accompanying consolidated balance sheets of DynCorp (a Delaware corporation) and subsidiaries (the "Company"), as of December 27, 2001 and December 28, 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years ended December 27, 2001, December 28, 2000, and December 30, 1999. Our audits also included the financial statement schedule referred to in the Index at Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2001 and December 28, 2000, and the results of its operations and its cash flows for the years ended December 27, 2001, December 28, 2000, and December 30, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the accompanying financial statements have been revised.


Deloitte & Touche LLP

McLean, Virginia
October 11, 2002


                            DynCorp and Subsidiaries
                           Consolidated Balance Sheets
                          As of the Fiscal Years Ended
                                 (In thousands)

                                                                          December 27,       December 28,
                                                                        2001 (Revised -     2000 (Revised -
                                                                          See Note 2)        See Note 2)
                                                                          -----------        -----------
Assets
------
Current Assets:
   Cash and cash equivalents                                                 $ 15,078        $ 12,954
   Accounts receivable and contracts in process, net                          345,358         332,583
   Prepaid income taxes                                                         2,158           1,153
   Other current assets                                                        35,775          28,101
                                                                             --------        --------
      Total Current Assets                                                    398,369         374,791

Property and Equipment, at cost:
   Land                                                                             0              22
   Buildings and leasehold improvements                                        11,436          13,805
   Machinery and equipment                                                     36,122          37,772
                                                                             --------        --------
                                                                               47,558          51,599
   Accumulated depreciation and amortization                                  (26,599)        (23,833)
                                                                             --------        --------
      Net Property and Equipment                                               20,959          27,766

Intangible Assets, net                                                        130,425         135,244

Deferred Income Taxes                                                               -          10,013

Other Assets                                                                   48,687          38,942
                                                                             --------        --------

Total Assets                                                                 $598,440        $586,756
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


                            DynCorp and Subsidiaries
                           Consolidated Balance Sheets
                          As of the Fiscal Years Ended
                      (In thousands, except share amounts)

                                                                            December 27,         December 28,
                                                                          2001 (Revised -      2000 (Revised -
                                                                            See Note 2)          See Note 2)
                                                                            -----------          -----------
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
   Notes payable and current portion of long-term debt                       $ 20,123             $    124
   Accounts payable                                                            19,420               27,574
   Deferred revenue and customer advances                                       6,195                7,631
   Accrued income taxes                                                           932                6,895
   Accrued expenses                                                           207,029              198,330
                                                                             --------             --------
      Total Current Liabilities                                               253,699              240,554

Long-term Debt                                                                264,482              283,889

Deferred Income Taxes                                                          10,134                    -

Other Liabilities and Deferred Credits                                         34,634               86,673

Contingencies and Litigation (Note 20)                                              -                    -

Temporary Equity:
 Redeemable common stock at redemption value
  ESOP shares, 7,142,510 and 7,504,653 shares issued
    and outstanding in 2001 and 2000, respectively,
    subject to restrictions                                                   326,368              238,346
  Other redeemable common stock, 286,217 and 426,217
    shares issued and outstanding in 2001 and 2000                              6,967                7,984

Stockholders' Equity:
  Common stock, par value ten cents per share, authorized
    20,000,000 shares; issued 5,296,146
     and 4,758,897 shares in 2001 and 2000, respectively                          530                  476
 Paid-in surplus                                                              138,052              134,638
 Accumulated other comprehensive (loss) income                                 (1,081)                   3
 Reclassification to temporary equity for redemption value
     greater than par value                                                  (332,596)            (245,540)
 Deficit                                                                      (59,681)            (118,125)
 Common stock held in treasury, at cost; 2,196,853
    and 2,264,625 shares in 2001 and 2000, respectively                       (43,068)             (42,142)
                                                                             ---------            ---------
Total Liabilities and Stockholders' Equity                                   $598,440             $586,756
                                                                             ========             =========


The accompanying notes are an integral part of these consolidated financial statements.


                            DynCorp and Subsidiaries
                      Consolidated Statements of Operations
                           For the Fiscal Years Ended
                    (In thousands, except per share amounts)
                                                                                 December 27,      December 28,       December 30,
                                                                               2001 (Revised -   2000 (Revised -    1999 (Revised -
                                                                                 See Note 2)       See Note 2)        See Note 2)
                                                                                 -----------       -----------        -----------
Revenues                                                                         $1,955,973        $1,805,155         $1,345,281
                                                                                 ----------        ----------         ----------
Costs and expenses:
      Cost of services                                                            1,810,273         1,778,329          1,280,239
      Corporate general and administrative                                           29,456            29,350             21,741
      Interest expense                                                               31,521            41,408             18,943
      Interest income                                                                  (657)           (1,471)            (1,393)
      Amortization of intangibles of acquired companies                               6,394            14,922             11,408
      Other income, net of miscellaneous other expenses                             (19,370)             (532)              (875)
                                                                                  ----------        ----------         ----------
       Total costs and expenses                                                   1,857,617         1,862,006          1,330,063
                                                                                  ----------        ----------         ----------

Earnings (loss) from continuing operations before income taxes, minority interest, extraordinary item, and cumulative effect
  of change in accounting principle                                                  98,356           (56,851)            15,218
   Provision (benefit) for income taxes                                              35,060           (20,827)             4,640
                                                                                  ----------        ----------         ----------

Earnings (loss) from continuing operations before minority interest,
  extraordinary item, and cumulative effect of change in accounting principle        63,296           (36,024)            10,578
   Minority interest                                                                  2,462             2,622              2,968
                                                                                  ----------        ----------         ----------

Earnings (loss) from continuing operations before extraordinary item and
 cumulative effect of change in accounting principle                                 60,834           (38,646)             7,610
 Extraordinary loss from early extinguishment of debt, net of income taxes of $862        -                 -              1,601
                                                                                  ----------        ----------         ----------

Earnings (loss) from continuing operations before cumulative effect of change in
 accounting principle                                                                60,834           (38,646)             6,009
 Cumulative effect of change in accounting principle, net of income taxes of $2,568        -            4,770                   -
                                                                                  ----------        ----------         ----------

Net earnings (loss)                                                              $   60,834        $  (43,416)        $    6,009
                                                                                  ==========        ==========         ==========

 Accretion of other redeemable common stock to redemption value                       2,390             1,842                 94
                                                                                  ----------        ----------         ----------

Common stockholders' share of net earnings (loss)                                $   58,444        $  (45,258)        $    5,915
                                                                                  ==========        ==========         ==========
Common stockholders' share of net earnings (loss) per common share:
Basic earnings (loss) per share:
  Common stockholders' share of earnings from continuing operations              $     5.53        $    (3.86)        $     0.75
  Extraordinary loss                                                                      -                 -              (0.16)
  Cumulative effect of change in accounting principle                                     -              0.46                  -
                                                                                  ----------        ----------         ----------
  Common stockholders' share of net earnings - basic                             $     5.53        $    (4.32)        $     0.59
                                                                                  ==========        ==========         ==========

Diluted earnings (loss) per share:
    Common stockholders' share of earnings from continuing operations            $     5.26        $    (3.86)        $     0.74
    Extraordinary loss                                                                    -                 -              (0.16)
    Cumulative effect of change in accounting principle                                   -              0.46                  -
                                                                                  ----------        ----------         ----------
    Common stockholders' share of net earnings - diluted                         $     5.26        $    (4.32)        $     0.58
                                                                                  ==========        ==========         ==========
 Weighted-average number of shares
       outstanding for basic earnings per share                                      10,559            10,477             10,044
 Weighted-average number of shares
     outstanding for diluted earnings per share                                      11,113            10,477             10,273

The accompanying notes are an integral part of these consolidated financial statements.


                            DynCorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                           For the Fiscal Years Ended
                                 (In thousands)
                                                                                 December 27,      December 28,     December 30,
                                                                               2001 (Revised -   2000 (Revised -   1999 (Revised -
                                                                                 See Note 2)       See Note 2)      See Note 2)
                                                                                 -----------       -----------      -----------
Cash Flows from Operating Activities:
Common stockholders' share of net earnings (loss)                                $  58,444          $  (45,258)      $  5,915
Adjustments to reconcile common stockholders' share of net
 earnings (loss) to net cash provided by operating activities:
Depreciation and amortization                                                       19,910              27,054         13,561
Accretion of other redeemable common stock to redemption value                       2,390               1,842             94
Cumulative effect of change in accounting principle                                      -               4,770              -
Subordinated Notes issued in fulfillment of pay-in-kind interest                         -               3,397              -
Gain on divested business                                                          (17,442)                  -              -
Purchased in-process research and development                                            -                   -          6,400
Deferred income taxes                                                               29,434             (35,279)         2,298
Changes in reserves for divested business  - other                                    (164)                  -         (2,000)
Capitalized costs incurred on existing contracts                                         -                   -         (2,473)
(Reversal) establishment of preacquisition contingency reserves                    (42,744)             76,166              -
Changes in pension asset and other postretirement benefit obligations                1,775               2,688              -
Other                                                                                2,591              (1,774)         1,687
 Change in current assets and liabilities, net of acquisitions and dispositions:
  (Increase) decrease in accounts receivable and contracts in process              (22,656)             25,523        (37,919)
  (Increase) decrease in other current assets                                      (19,302)             (1,670)          (340)
  Increase in current liabilities except notes payable and current portion of
     long-term debt and reclassification from long-term liabilities                 (4,127)              1,592         26,612
                                                                                 ----------         -----------      ---------
        Cash provided by operating activities                                        8,109              59,051         13,835
                                                                                 ----------         -----------      ---------
Cash Flows from Investing Activities:
    Sale of property and equipment                                                   5,203              30,685            610
    Purchase of property and equipment                                              (7,070)            (20,960)       (13,878)
    Capitalized cost of new financial and human resource systems                         -                   -         (5,969)
    Capitalized cost of software                                                    (3,243)                  -              -
    Deferred income taxes from "safe harbor" leases                                      -                (597)          (481)
    Increase (decrease) in investment in unconsolidated subsidiaries                   500              (1,230)         1,363
    Assets and liabilities of acquired business                                          -              (1,620)      (167,504)
    Proceeds from business divestiture                                                   -               2,300              -
    Other                                                                              814                (496)           884
                                                                                 ----------         -----------      ---------
         Cash (used in) provided by investing activities                            (3,796)              8,082       (184,975)
                                                                                 ----------         -----------      ---------
Cash Flows from Financing Activities:
    Treasury stock purchased                                                        (2,182)                  -         (7,208)
    Payments on indebtedness                                                      (274,057)           (406,618)      (253,491)
    Proceeds from debt issuance                                                    274,050             344,005        428,552
    Proceeds from issuance of redeemable common stock                                    -                   -          6,048
    Payments received on ESOT loans                                                      -               2,958         10,577
    Loans to ESOT                                                                        -                (300)       (11,082)
    Other                                                                                -                 119           (687)
                                                                                 ----------         -----------      ---------
         Cash (used in) provided by financing activities                            (2,189)            (59,836)       172,709
                                                                                 ----------         -----------      ---------
Net Increase in Cash and Cash Equivalents                                            2,124               7,297          1,569
Cash and Cash Equivalents at Beginning of the Fiscal Year                           12,954               5,657          4,088
                                                                                 ----------         -----------      ---------
Cash and Cash Equivalents at End of the Fiscal Year                              $  15,078          $   12,954       $  5,657
                                                                                 ==========         ===========      =========

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


                            DynCorp and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                           For the Fiscal Years Ended
                                 (In thousands)



                                                              Reclassification                                 Accumulated
                                                               of Redemption   Deficit              Unearned       Other
                                         Common      Paid-in   Value Greater   (Revised-  Treasury    ESOP     Comprehensive
                                          Stock      Surplus   than Par Value  See Note 2)  Stock    Shares    (Loss) Income
                                       --------------------------------------------------------------------------------------
Balance, December 31, 1998               $498        $127,216    $(183,140)     $(78,782)   $(35,640)   $(2,153)       $(10)
Employee compensation plans (option
 exercises, restricted stock plan,
 incentive bonus)                           7              22            -             -        (214)         -           -
Stock issued under mezzanine financing     43           6,006            -             -           -          -           -
Treasury stock purchased                    -               -            -             -      (7,208)         -           -
Payment received on ESOT note               -               -            -             -           -     10,577           -
Loans to ESOT                               -               -            -             -           -    (11,082)          -
Reclassification to redeemable common
 stock                                    (57)              -       (5,105)            -           -          -           -
Accretion of other redeemable common
     stock to redemption value              -              94          (94)          (94)          -          -           -
  Translation adjustment                    -               -            -             -           -          -           1
  Net earnings (Revised-See Note 2)         -               -            -         6,009           -          -           -
                                         ----        --------    ----------     ---------   ---------   --------    --------
Balance, December 30, 1999 (Revised-
See Note 2)                               491         133,338     (188,339)      (72,867)    (43,062)    (2,658)         (9)
Employee compensation plans (option
 exercises,  restricted stock plan,
 incentive bonus)                           -            (542)           -             -         920          -           -
Payment received on ESOT note               -               -            -             -           -      2,958           -
Loans to ESOT                               -               -            -             -           -       (300)          -
Reclassification to redeemable common
 stock                                    (15)              -      (55,359)            -           -          -           -
Accretion of other redeemable common
 stock to redemption value                  -           1,842       (1,842)       (1,842)          -          -           -
Translation adjustment and other            -               -            -             -           -          -          12
 Net loss (Revised-See
  Note 2)                                   -               -            -       (43,416)          -          -           -
                                         ----        --------    ----------     ---------   ---------   --------    --------
Balance, December 28, 2000 (Revised-
See Note 2)                               476         134,638     (245,540)     (118,125)    (42,142)         -           3
Employee compensation plans (option
  exercises,  restricted stock plan,
  incentive bonus, Savings' Plans
  contributions)                            1           1,024            -             -        (926)         -           -
Reclassification to redeemable common
  stock                                    53               -      (84,666)            -           -          -           -
Accretion of other redeemable common
  stock to redemption value                 -           2,390       (2,390)       (2,390)          -          -           -
Adjustment to fair value of derivative
  financial instrument                      -               -            -             -           -          -        (918)
Cumulative effect of change in
  accounting principle - (See Note 7)       -               -            -             -           -          -        (100)
Translation adjustment and other            -               -            -             -           -          -         (66)
Net earnings (Revised - See Note 2)         -               -            -        60,834           -          -           -
                                         ----        --------    ----------     ---------   ---------   --------    --------
Balance, December 27, 2001 (Revised-
  See Note 2)                            $530        $138,052    $(332,596)     $(59,681)   $(43,068)   $     -     $(1,081)
                                         ====        ========    ==========     =========   =========   ========    ========

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

Contract Accounting (Revised - See Note 2):

Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including a pro-rata share of the contractual fees. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed price production contracts, revenue is recognized at a rate per unit as the units are delivered. Revenue from other long-term fixed price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts which are specifically described in the scope section of American
Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction Type and Certain Production-Type Contracts," or other appropriate accounting literature the Company applies the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs, including start-up costs, or the deferral of profit on these contracts. Because the Company assumes the risk of performing a fixed price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified.

Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Because there are estimates and judgments involved, the actual results could be different from those estimates. Accounts receivable balances related to such disputed items were immaterial at December 27, 2001, December 28, 2000, and December 30, 1999.

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

Intangible Assets:

The major classes of intangible assets, net of accumulated amortization as of December 27, 2001 and December 28, 2000 are summarized below (in millions):


                                                                       2001              2000
                                            Amortization         (Revised - See     (Revised - See
                                               Period                 Note 2)           Note 2)
                                               ------                 -------           -------
Goodwill                                   10 to 40 years             $103.2            $108.0
Capitalized software                           8 years                  12.4               9.0
Core and developed technology                  5 years                   4.5               6.1
Contracts acquired                         up to 10 years                0.2               0.6
Assembled workforce                            7 years                   4.6               5.6
Patent                                        17 years                   5.5               5.9
                                                                     -------            ------
Total net intangibles                                                 $130.4            $135.2

Intangible assets are being amortized using the straight-line method for the periods noted above. Intangible asset amortization expense was $8,363, $16,524, and $12,586 in 2001, 2000, and 1999, respectively. Intangible asset amortization expense for 1999 includes $1.2 million acceleration of goodwill amortization due to impairment.

Intangible asset accumulated amortization of $65,055 and $65,742 has been recorded through December 27, 2001 and December 28, 2000, respectively.

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

The Company will adopt the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," beginning on December 28, 2001, as required. The provisions of SFAS No. 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value based test.

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

Recently Issued Accounting Standards:

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The provisions of SFAS No. 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives and require an impairment assessment at least annually by applying a fair-value based test. Such testing requires a fair-value based assessment by reporting unit (which is defined as an operating segment or component of an operating segment) to determine if goodwill is impaired at the reporting unit level. SFAS No. 141 includes guidance relating to identification of intangible assets that should be recognized apart from goodwill. The Company is required to adopt SFAS No. 142 for fiscal year 2002 (the beginning of the fiscal year after December 15, 2001). The Company anticipates an annual increase to common stockholders' share of net earnings of approximately $2.9 million (net of tax), or $0.26 per diluted share, from the elimination of goodwill and assembled workforce amortization. The Company has completed the first step of the transitional impairment test in accordance with the provisions of SFAS No. 142 and has concluded that there has been no impairment of such assets as of the beginning of fiscal year 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. In August 2001, the FASB issued No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and Accounting Principles Board ("APB") No. 30 by establishing a single accounting model for long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management does not expect SFAS No. 143 or SFAS No. 144 to have a material impact on the Company's results of operations or financial condition.

Consolidated Statements of Cash Flows:

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

Investing and financing activities include the following:

                                     2001              2000             1999
                                     ----              ----             ----
Acquisitions of businesses:
  Assets acquired                   $   -            $ 4,403          $ 212,642
  Liabilities assumed                   -             (2,783)           (45,138)
  Cash acquired                         -                  -                 36
                                    -----            --------         ----------
  Net cash                          $   -            $ 1,620          $ 167,540
                                    =====            ========         ==========

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

Comprehensive Income:

Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires the presentation and disclosure of comprehensive income. For the year ended December 27, 2001, total comprehensive income was $59.8 million and includes, in addition to net income, translation adjustment and other of $0.07 million, an adjustment to fair value of the derivative financial instruments of $0.9 million, and the cumulative effect of a change in accounting principle of $0.1 million for the adoption of SFAS No. 133 (see Note 7). Translation adjustment and other of $(0.01) million is the only component of comprehensive income for the year ended December 28, 2000, other than net income.

Reclassifications:

Certain prior year information has been reclassified to conform to the current year presentation.

(2) Change in Accounting Method and Revision of Financial Statements

Subsequent to the issuance of the Company's financial statements for the year ended December 27, 2001 on April 11, 2002, the Company revised certain information in the Consolidated Financial Statements for the fiscal years ended December 30, 1999, December 28, 2000 and December 27, 2001 following discussions with the staff of the Securities and Exchange Commission ("SEC") regarding its method of accounting for certain long-term service contracts and the related applicability of the percentage of completion method to service contracts with the Federal Government. Previously, the Company followed the historical industry-wide practice of recording income from long-term service contracts using the percentage of completion method, in accordance with the AICPA "Audit and Accounting Guide, Audits of Federal Government Contractors," which incorporates as an appendix AICPA SOP No. 81-1, "Accounting for Performance of Construction Type and Certain Production-Type Contracts." Under this method, income is recognized at a consistent profit margin over the period of performance based on the estimated profit margin at the completion of the contract. Such a method has resulted in deferral of costs, including start-up costs, and deferral of profits on certain contracts. Under SOP No. 81-1, revenue can be recognized based on costs incurred as a measurement of progress towards completion, which can differ from other revenue recognition methods such as those outlined in SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue
Recognition in Financial Statements." Following discussions with the SEC's staff, it has been determined that percentage of completion accounting should be applied to long-term contracts which are specifically described in the scope section of AICPA SOP No. 81-1 and other appropriate accounting literature. All other long-term service contracts, even those with the Federal Government, should not apply the percentage of completion method. Accordingly, the Company changed its method for accounting on these long-term service contracts to be in accordance with SEC SAB No. 101 and other applicable generally accepted accounting principles. As a result of these changes, profit margins on a given long-term service contract could now fluctuate from one accounting period to another due to fluctuations in the revenue earned and costs incurred in a given accounting period.

In accordance with the SEC Staff's guidance, the Company has applied this change in accounting method retroactively to January 2000 (the effective date of SAB No. 101) and to the acquisition of DIS in December 1999. As a result, the financial statements of the Company for the fiscal years ended December 30, 1999, December 28, 2000, and December 27, 2001 have been revised to eliminate the deferral of such costs or profits on service contracts and to adjust revenue. Revenue was adjusted for certain fixed price service contracts and other service contracts, which had used cost incurred in relation to total estimated cost at completion as a measurement of progress towards completion under percentage of completion, in order to comply with SEC SAB No. 101, which prescribes recognizing revenue on a straight-line basis over the contract period or by other appropriate methods to measure services provided. The Company also intends to amend its previously filed Form 10-Q for the three months ended March 28, 2002. The cumulative effect of the change in accounting principle on prior years resulted in a one-time, non-cash reduction to net earnings of $4.8 million, net of taxes of $2.6 million, or $0.46 per diluted share, in 2000. The change in accounting method did not have any effect on the Company's cash flows in 2002, 2001, 2000, and 1999.

In the original 2001 Form 10-K/A filed on May 15, 2002, the Company had revised certain information in the Consolidated Financial Statements for the fiscal years ended December 30, 1999 and December 28, 2000 following discussions with the staff of the SEC regarding accounting principles articulated in SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and APB No. 16, "Business Combinations" as they related to the Company's acquisition of DIS from GTE Corporation in December 1999.

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

According to SFAS No. 38, the allocation period for purchase accounting adjustments ends when the acquiring enterprise is no longer waiting for information that it has arranged to obtain and that is known to be available or obtainable at the acquisition date. Items identified during the initial purchase period as "preacquisition contingencies" shall be included in the allocation of the purchase price based on the fair value of the contingency. The Company previously believed that the allocation period related to these preacquisition contingencies was still open during those periods. Although the Company stated in its 1999 Form 10-K that the purchase price allocation was preliminary, after discussions with the SEC's staff, the Company has determined that the allocation period for these preacquisition contingencies was no longer open in 2000 and 2001, and therefore the adjustments made should have been accounted for directly through the statement of operations, rather than as an adjustment to the original purchase accounting. As a result, the financial statements of the Company for the year ended December 28, 2000 and the nine months ended September 27, 2001 were revised to reflect the adjustments directly in the statements of operations. In addition, the 1999 financial statements were revised for the allocation of the DIS purchase price with respect to the valuation of an acquired contract in progress.

The effects of the revisions for the change in accounting method on long-term service contracts on the 2001, 2000, and 1999 financial data, and on the 2001 and 2000 unaudited quarterly financial data are presented in the tables below. The "As Reported" numbers are taken from the previously filed 2001 Form 10-K/A and include the revisions to 2000 and 1999 results related to the acquisition of DIS as previously disclosed.




Statement of Operations Data:                2001          2001          2000          2000          1999          1999
-----------------------------                 As            As            As            As            As            As
                                              --            --            --            --            --            --
                                           Reported       Revised      Reported       Revised      Reported       Revised
                                           --------       -------      --------       -------      --------       -------
Revenues                                 $1,960,375    $1,955,973    $1,809,109    $1,805,155    $1,345,281    $1,345,281
Cost of services                          1,813,991     1,810,273     1,781,825     1,778,329     1,280,239     1,280,239
Amortization of intangibles of
  acquired companies                          6,234         6,394        14,762        14,922        11,408        11,408
Earnings (loss) from continuing
  operations before income taxes,
  minority interest, extraordinary
  item, and cumulative effect  of
  change in accounting principle             99,200        98,356       (56,233)      (56,851)       15,218        15,218
Provision (benefit) for income taxes         34,750        35,060       (20,936)      (20,827)        4,653         4,640
Minority Interest                             3,538         2,462         3,515         2,622         2,968         2,968
Net earnings (loss)                          60,912        60,834       (38,812)      (43,416)        5,996         6,009
Common stockholders' share of net
  earnings (loss)                            58,522        58,444       (40,654)      (45,258)        5,902         5,915
Common   stockholders' share  of  net
earnings (loss) per common share:
Basic earnings (loss) per share               $5.54         $5.53        $(3.88)       $(4.32)        $0.59         $0.59
Diluted earnings (loss) per share             $5.27         $5.26        $(3.88)       $(4.32)        $0.57         $0.58
Balance Sheet Data:
-------------------
Accounts receivable, net of
  allowance for doubtful accounts          $353,990      $345,358       $335,621     $332,583      $355,020      $358,811
Prepaid income taxes                          2,126         2,158          1,139        1,153         6,558         6,572
Other current assets                         37,310        35,775         34,707       28,101        26,348        17,684
Intangible assets, net of
  accumulated amortization                  126,107       130,425        130,766      135,244       143,266       147,904
Deferred income tax asset                         -             -         10,339       10,013             -             -
Other Assets                                 49,330        48,687         40,203       38,942        51,511        51,511
Total assets                                604,900       598,440        593,495      586,756       629,155       628,934
Accrued income taxes                            603           932          6,474        6,895         2,100         2,100
Accrued expenses                            208,666       207,029        200,006      198,330       131,274       130,989
Deferred income tax liability                 8,648        10,134              -            -         6,784         6,835
Other liabilities and deferred credits       36,603        34,634         87,566       86,673        38,409        38,409
Deficit                                     (55,012)      (59,681)      (113,534)    (118,125)      (72,880)      (72,867)


                                                                        2001 Quarters
                                                                 (Unaudited and As Revised)
                                                                 --------------------------
                                           First Quarter           Second Quarter         Third Quarter          Fourth Quarter
                                           -------------           --------------         -------------          --------------
                                         As          As          As         As          As          As          As           As
                                      Reported     Revised    Reported    Revised     Reported    Revised     Reported    Revised
                                      --------     -------    --------    -------     --------    -------     --------    -------
Statement of Operations Data:
-----------------------------
Revenues                              $440,073     $438,979   $476,900    $476,611    $504,113    $502,856    $539,289    $537,527
Gross profit                            23,257       23,721     25,687      26,954      75,032      73,856      22,408      21,169
Earnings from continuing
  operations before income taxes and
  minority interest                      6,533        6,957      8,911      10,138      59,426      58,210      24,330      23,051
Provision for income taxes               2,546        2,787      3,430       4,086      21,221      20,060       7,553       8,127
Minority interest                          611          476        934         635         925         532       1,068         819
Net earnings                             3,376        3,694      4,547       5,417      37,280      37,618      15,709      14,105
Common stockholders' share
   of net earnings                       2,825        3,143      3,979       4,849      36,652      36,990      15,066      13,462
Common stockholders' share of net
  earnings per common share:
Basic earnings per share                 $0.27        $0.30      $0.38       $0.46       $3.47       $3.50       $1.42       $1.27
Diluted earnings per share               $0.26        $0.29      $0.36       $0.44       $3.30       $3.33       $1.35       $1.20

Balance Sheet Data:
-------------------
Accounts receivable, net of allowance
   for doubtful accounts              $314,825     $309,501   $322,910    $317,297    $316,653    $309,783    $353,990    $345,358
Other current assets                    40,280       36,237     36,900      34,288      39,134      36,477      39,436      37,933
Intangible assets, net of accumulated
   amortization                        127,908      132,346    125,495     129,893     124,672     129,030     126,107     130,425
Other assets                            49,284       47,852     46,163      44,886      38,184      37,062      49,330      48,687
Total assets                           568,224      561,863    562,349     557,245     557,650     551,360     604,900     598,440
Accrued expenses                       156,965      155,904    160,482     160,107     163,463     161,956     209,269     207,961
Other liabilities and deferred credits  85,590       84,562     86,719      85,392      38,782      39,571      45,251      44,768
Deficit                               (110,710)    (114,982)  (106,733)   (110,135)    (67,569)    (73,142)    (55,012)    (59,681)


                                                                                2000 Quarters (a)
                                                                          (Unaudited and As Revised)
                                                                          --------------------------
                                          First Quarter          Second Quarter           Third Quarter       Fourth Quarter
                                           As        As          As           As        As           As        As         As
                                        Reported   Revised     Reported    Revised   Reported     Revised   Reported    Revised
                                        --------   -------     --------    -------   --------     -------   --------    -------
Statement of Operations Data:
-----------------------------
Revenues                                $428,500   $428,311    $445,302    $446,498  $467,673     $468,760  $467,634    $461,586
Gross profit (loss)                       19,650     15,217      25,024      24,374   (48,191)     (49,487)   30,801      36,722
Earnings (loss) from continuing
  operations before income taxes,
  minority interest, and cumulative
  effect of change in accounting
  principle                                  (54)    (4,527)      4,367       3,677   (69,199)     (70,535)    8,653      14,534
Provision (benefit) for income taxes        (313)    (1,786)      1,520       1,020   (24,717)     (24,794)    2,574       4,733
Minority interest                            577        577         635         764       625          304     1,678         977
Net earnings (loss)                         (318)    (8,088)      2,212       1,893   (45,107)     (46,045)    4,401       8,824
Common stockholders' share
  of net earnings (loss)                    (742)    (8,512)      1,775       1,456   (45,590)     (46,528)    3,903       8,326
Common stockholders' share of net
  earnings (loss) per common share:
Basic earnings (loss) per share           $(0.07)    $(0.82)      $0.17       $0.14    $(4.34)      $(4.43)    $0.36       $0.79
 Diluted earnings (loss) per share        $(0.07)    $(0.82)      $0.17       $0.14    $(4.34)      $(4.43)    $0.36       $0.79

Balance Sheet Data:
-------------------
Accounts receivable, net of allowance
    for doubtful accounts               $331,910   $332,637    $337,726    $339,649  $335,588     $338,598  $335,621    $332,583
Other current assets                      36,813     20,018      39,746      21,057    32,876       11,736    35,846      29,254
Intangible assets, net of accumulated
    Amortization                         138,723    143,321     136,038     140,596   135,043      139,561   130,766     135,244
Other assets                              52,987     51,206      44,704      43,096    61,560       60,125    50,542      48,955
Total assets                             606,537    593,286     604,550     590,735   623,996      608,949   593,495     586,756
Accrued expenses                         141,457    135,830     148,480     142,396   163,499      157,361   206,480     205,225
Other liabilities and deferred credits    46,015     46,066      35,809      35,989    82,377       82,236    87,566      86,673
Deficit                                  (73,591)   (81,266)    (71,969)    (79,881) (117,716)    (126,484) (113,534)   (118,125)

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

(4) Accounts   Receivable   and   Contracts  in Process, Net

The components of accounts receivable and contracts in process were as follows for the years ending December 27, 2001 and December 28, 2000:


                                                      2001 (Revised -         2000 (Revised -
                                                        See Note 2)             See Note 2)
                                                        -----------             -----------
U.S. Government:
  Billed and billable                                   $282,266                 $254,731
  Recoverable costs and accrued profit on
   progress completed but not billed                      17,026                   22,763
  Retainage due upon completion of contract                1,048                    2,006
                                                        --------                 --------
                                                         300,340                  279,500
                                                        --------                 --------
Other Customers (primarily subcontracts
  from U.S. Government prime contracts and
  contracts with state, local and quasi-
  government agencies):
  Billed and billable (less allowance for
   doubtful accounts of $6,637 in 2001 and
    $2,804 in 2000)                                       37,315                   49,157
Recoverable costs and accrued profit on
   progress completed but not billed                       7,703                    3,926
                                                        --------                 --------
                                                          45,018                   53,083
                                                        --------                 --------
                                                        $345,358                 $332,583
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

(6) Accrued Expenses

At December 27, 2001 and December 28, 2000, accrued expenses consisted of the following:


                                                           2001 (Revised -            2000 (Revised -
                                                            See Note 2)                See Note 2)
                                                            -----------                -----------
Salaries and wages                                          $ 96,348                  $  79,216
Insurance reserve                                             30,511                     25,298
Interest                                                       4,541                      7,279
Payroll and miscellaneous taxes                                9,726                     19,925
Accrued contingent liabilities and operating reserves         12,598                     16,734
Other accrued expenses                                        53,305                     49,878
                                                            --------                  ---------
                                                            $207,029                   $198,330
                                                            ========                  =========

(7) Derivative Financial Instruments

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," on December 29, 2000. SFAS No. 133 requires the transition adjustment, net of the tax effect, resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the guidelines stipulated in SFAS No. 133. The adoption of the standard did not have a material impact on the Company's results of operations, financial condition or cash flows, but did reduce accumulated other comprehensive income by $0.1 million, or $0.01 per diluted share, for the cumulative effect of a change in accounting principle. The adjustments to fair value of the derivative instruments during 2001 resulted in additional decreases in accumulated other comprehensive income of $0.9 million.

The Company has managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its LIBOR indexed debt until February 2002. This option had no value at the transition date of SFAS No. 133. In December 2000, the Company entered into a two year and 28-day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis beginning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability on designated portions of the Company's Senior Secured Credit Agreement Term A and Term B loans, which have a floating-rate, that may be caused by fluctuations in market interest rates. The adjustments to fair value of this derivative instrument during 2001 resulted in additional decreases in accumulated other comprehensive income of $0.9 million. This swap is perfectly effective at its objective, and accordingly, there are no existing gains or losses as of December 27, 2001 that are expected to be reclassified into earnings within the next twelve months.

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

(9) Redeemable Common Stock

Common stock which is redeemable has been reflected as Temporary Equity at the redemption value at each balance sheet date and consists of the following:


                                                         Balance at                                     Balance at
                                         Redemption      December 27,                  Redemption      December 28,
                           Shares          Value            2001           Shares         Value            2000
                           ------          -----            ----           ------         -----            ----
ESOP Shares             2,995,783           $47.00         $140,802      3,313,729        $35.25         $116,809
                        4,146,727           $44.75          185,566      4,190,924        $29.00          121,537
                        ---------                           -------      ---------                        -------
                        7,142,510                          $326,368      7,504,653                       $238,346
                        =========                           =======      =========                       ========
Other Redeemable
  Common Stock            286,217           $24.34         $  6,967        426,217        $18.73         $  7,984
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

Following are the changes in Redeemable Common Stock for the three years ended December 27, 2001:


                                                                        Redeemable Common Stock
                                                            Other                  ESOP                 Total
                                                            -----                  ----                 -----
Balance, December 31, 1998                                 $ 3,049               $180,812              $183,861
  Exercise of put option                                    (3,049)                     -                (3,049)
  Shares purchased by the Company                                -                 (1,899)               (1,899)
  Shares purchased by the ESOP                                   -                  6,466                 6,466
  Shares purchased on the Internal Market                        -                  2,319                 2,319
  Shares released from collateral                                -                 10,577                10,577
  Shares pledged as collateral                                   -                (11,082)              (11,082)
  ESOP diversification (a)                                       -                   (753)                 (753)
  Issuance of common stock with put rights                   6,048                      -                 6,048
  Adjustment of shares to fair value                            94                 (3,466)               (3,372)
                                                             -----                --------              --------
Balance, December 30, 1999                                   6,142                182,974               189,116
  Shares purchased by the ESOP                                   -                    568                   568
  Shares purchased on the Internal Market                        -                    612                   612
  Shares released from collateral                                -                  2,958                 2,958
  Shares pledged as collateral                                   -                   (300)                 (300)
  Adjustment of shares to fair market value                  1,842                 51,534                53,376
                                                             -----                -------               --------
Balance, December 28, 2000                                   7,984                238,346               246,330
  Shares purchased by/contributed to the
    Savings Plans                                                -                (11,569)              (11,569)
  Shares sold on the Internal Market                        (3,407)                (2,420)               (5,827)
  Shares purchased on the Internal Market                        -                  1,598                 1,598
  ESOP diversification (a)                                       -                 (1,046)               (1,046)
  Adjustment of shares to fair market value                  2,390                101,459               103,849
                                                             -----                -------               -------
Balance, December 27, 2001                                  $6,967               $326,368              $333,335
                                                             =====                =======               ========

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

The $17.4 million gain on the disposal of DMR is partially offset by DMR's $13.4 million operating loss. Since the Company has a 40% interest in DynTek, Inc. and does not have control, it will account for its investment on the equity basis of accounting going forward. The Company has the right to appoint people to three of the seven director positions on the board of DynTek, Inc.

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

                                                      1999
                                            (Unaudited and Revised -
                                                   See Note2)
                                                   ----------
Revenue                                            $1,560,971
Net earnings                                       $    4,164
Basic earnings per share                           $     0.42
Diluted earnings per share                         $     0.41

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

Earnings (loss) from continuing operations before income taxes, minority interest, extraordinary item (see Note 5), and cumulative effect of change in accounting principle (see Note 2) were derived from the following:

                                         Fiscal Years Ended
                         2001 (Revised -    2000 (Revised -    1999 (Revised -
                          See Note 2)        See Note 2)        See Note 2)
                          -----------        -----------        -----------
Domestic operations       $ 96,895           $ (57,248)          $ 14,489
Foreign operations           1,461                 397                729
                          --------           ----------          --------
                          $ 98,356           $ (56,851)          $ 15,218
                          ========           ==========          ========

The provision (benefit) for income taxes consisted of the following:

                                                  Fiscal Years Ended
                   2001 (Revised -        2000 (Revised -        1999 (Revised -
                    See Note 2)            See Note 2)            See Note 2)
                    -----------            -----------            -----------
Current:
  Federal            $ 5,017             $ 11,525                $ 1,564
  Foreign                546                1,700                    120
  State                  437                  471                    636
                      -------             --------                ------
                       6,000               13,696                  2,320
                      -------             --------                ------
Deferred:
  Federal             29,060              (34,793)                 4,465
  Foreign                  -                    -                      -
  State                  374                 (486)                (2,167)
                      -------             --------                -------
                      29,434              (35,279)                 2,298
                      -------             --------                -------
Valuation Allowance:
  Federal                  -                    -                      -
  State                 (374)                 756                     22
                      -------             --------                -------
                        (374)                 756                     22
                      -------             --------                -------
Total                $35,060             $(20,827)               $ 4,640
                      =======             ========                =======

The components of deferred taxes are as follows:


                                                           December 27, 2001           December 28, 2000
                                                         (Revised - See Note 2)      (Revised - See Note 2)
                                                         ----------------------      ----------------------
Deferred tax liabilities:
  Employee benefits                                             $  (450)                     $ (901)
  Contract revenue recognition                                  (15,094)                     (8,154)
  Other, net                                                     (6,693)                       (847)
                                                                --------                     --------
Total deferred tax liabilities                                  (22,237)                     (9,902)
                                                                --------                     --------

Deferred tax assets:
  Deferred compensation                                           1,029                       1,085
  Operating reserves and other accruals                          19,880                      35,372
  Depreciation and amortization                                     443                       1,620
  Benefit of state tax on temporary differences
   and state net operating loss carryforwards                     5,140                       5,514
                                                                --------                    ---------
  Total deferred tax assets                                      26,492                      43,591
                                                                --------                    ---------

  Total temporary differences before valuation
    allowances                                                    4,255                      33,689

Valuation Allowances:
  State                                                          (5,140)                     (5,514)
                                                                --------                    ---------

  Total temporary differences affecting tax
    provision                                                      (885)                     28,175
  "Safe harbor" leases                                           (3,903)                     (4,035)
  Acquired postretirement benefit plan liability                  3,056                       4,055
                                                                --------                    ---------

Net deferred tax (liability) asset                              $(1,732)                    $28,195
                                                                ========                    =========

No valuation allowance was required for the Company's federal deferred tax assets at December 27, 2001 and December 28, 2000. State valuation allowances represent reserves for income tax benefits, which are not recognized due to uncertainty regarding future earnings in the applicable states. The net deferred tax asset includes current deferred tax assets of $8,402 and $18,182 as of December 27, 2001 and December 28, 2000, respectively, which are included in Other Current Assets on the Consolidated Balance Sheets.

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

The tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. federal income tax rate to the earnings from continuing operations before minority interest. The differences are reconciled as follows:



                                                                  Fiscal Years Ended
                                               2001 (Revised -       2000 (Revised -      1999 (Revised -
                                                 See Note 2)           See Note 2)          See Note 2)
                                                 -----------           -----------          -----------
Expected   federal   income  tax  provision
(benefit)                                         $  34,425            $ (19,898)            $ 5,326
Minority interest not included in tax
  provision                                            (405)                (519)               (446)
State and local income taxes, net of
  federal income tax benefit (provision)                284                  482              (1,637)
Nondeductible amortization of in-
  tangibles and other costs                             601                  590               1,160
Foreign income tax provision                            546                1,700                 120
Foreign and fuel tax credits                           (592)              (2,614)                (54)
Other, net                                              201                 (568)                171
                                                   ---------            ---------             --------
Tax provision (benefit)                            $ 35,060             $(20,827)            $ 4,640
                                                   =========            =========             ========


The Company has state net operating loss carryforwards available to offset future taxable income. Following are the net operating losses by year of expiration:

       Year of Expiration              State Net Operating Losses
       ------------------              --------------------------
        2001                                 $    607
        2002                                      727
        2003                                    1,079
        2004                                    5,290
        2005                                      956
        Through 2020                           62,181
                                               ------
                                             $ 70,840
                                               ======

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

The following is a reconciliation of the benefit obligations, plan assets, and funded status of the Company's Defined Benefit Pension and Union Pension Plans and Postretirement Benefit Plan:



Change in Benefit Obligation:                              Pension Benefits              Postretirement Benefits
                                                           ----------------              -----------------------
                                                         2001           2000             2001              2000
                                                         ----           ----             ----              ----
Benefit obligation at beginning of year                  $37,455        $ 44,448         $22,632        $21,608
Service cost                                               3,148           2,943              78            188
Interest cost                                              3,302           3,633           1,552          1,631
Actuarial loss (gain)                                      6,722         (3,761)            (913)           779
Participant contributions                                      -              -              102             96
ISEP benefits paid                                       (2,228)           (563)               -              -
Other benefits paid                                      (6,348)         (9,245)          (1,327)        (1,670)
                                                         -------         -------         --------        -------
Benefit obligation at end of year                        $42,051         $37,455         $22,124        $22,632
                                                         -------         -------         --------        -------

Change in Plan Assets:                                     Pension Benefits              Postretirement Benefits
                                                           ----------------              -----------------------
                                                          2001             2000          2001               2000
                                                          ----             ----          ----               ----
Fair value of assets at beginning of year                $50,540          $57,604         $ 7,021          $12,090
Actual return on plan assets                             (1,962)            2,744         (2,996)                -
Employer contributions                                         -                -           1,226          (3,495)
Employee contributions                                         -                -             102               96
ISEP benefits paid                                       (2,228)            (563)               -                -
Other benefits paid                                      (6,348)          (9,245)         (1,327)          (1,670)
                                                         -------          -------         -------          -------
Fair value of assets at end of year                      $40,002          $50,540         $ 4,026          $ 7,021
                                                         -------          -------         -------          -------

Funded Status Reconciliation:                              Pension Benefits              Postretirement Benefits
                                                           ----------------              -----------------------
                                                        2001             2000           2001               2000
                                                        ----             ----           ----               ----
Funded status                                           $(2,049)          $13,085       $(18,098)          $(15,611)
Unrecognized prior service cost                               2                 -               -                  -
Unrecognized net actuarial (gain) loss                   11,615           (1,564)           4,102              1,545
                                                        --------          -------       ---------          ---------
Net prepaid (unfunded) benefit cost                      $9,568          $11,521        $(13,996)          $(14,066)
                                                        ========          =======       =========          =========


Assumptions:                                               Pension Benefits              Postretirement Benefits
                                                           ----------------              ------------------------
                                                        2001             2000            2001               2000
                                                        ----             ----            ----               ----
Discount rate                                           7.3%             7.5%            7.3%               7.5%
Varying rates of increase in
     compensation levels based on age                   4.8%             5.0%             N/A                N/A
Expected weighted-average long-term
     rate of return on assets                           9.0%             9.0%            6.8%               6.8%
Assumed health care cost trend rate:
     Post-65 claim group                                 N/A              N/A            6.3%               6.5%
     Pre-65 claim group                                  N/A              N/A            6.3%               6.5%

Net periodic pension cost and postretirement benefit costs included the following:

                                                            Pension Benefits              Postretirement Benefits
                                                            ----------------              -----------------------
                                                          2001           2000             2001               2000
                                                          ----           ----             ----               ----
Service cost                                             $ 3,146        $ 2,943          $   78             $  188
Interest cost                                              3,302          3,633           1,552              1,631
Expected return on plan assets                           (4,496)        (4,942)           (474)              (765)
                                                         -------        -------          ------             ------
Net periodic pension cost                                $ 1,952        $ 1,634          $1,156             $1,054
                                                         =======        =======          ======             ======

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

                                    1-Percentage-Point        1-Percentage-Point
                                          Increase                  Decrease
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

The Company has several types of deferred compensation plans for certain executives. In 1998 the Company established the Key Executive Share-Option Compensation Plan, which offers certain executives and key management employees the opportunity to defer any selected portion of annual salary and bonuses. The Company has recorded an asset and a liability at the fair market value of the investments made with the deferrals in the amount of $1.5 million and $1.0 million as of December 27, 2001 and December 28, 2000, respectively. The related investment asset is treated as a trading security under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and therefore the related fluctuations in the fair market value are charged to Corporate General and Administrative Expenses and Cost of Services.

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

In 1980, the Company began allowing certain executives to defer any amount of their base salary in excess of the Social Security wage base until retirement or any set date more than five years in the future. These balances are to be paid out in either lump sums or over a certain number of years up to ten years as agreed to in the original deferred compensation agreements with each executive. The deferred balances earn interest based on a rate equal to the average interest rates of interest paid for one-year certificates of deposit. There have not been any additional deferrals since 1988. The Company has recorded a liability in the amount of $0.2 million as of December 27, 2001 and December 28, 2000, which includes all future pay-outs and accrued interest.

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

Stock option activity was as follows:

                                                                2001                  2000              1999
-------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                             1,625,000             1,603,150          1,238,600
Granted                                                      339,200               447,000            468,750
Exercised                                                    (42,764)              (95,813)            (5,400)
Canceled or terminated                                       (56,586)             (329,337)           (98,800)
-------------------------------------------------------------------------------------------------------------
Outstanding, December 27, 28, and 30                       1,864,850             1,625,000          1,603,150
Exercisable                                                  973,535               698,450            590,200

Average price
     Outstanding, beginning of year                           $20.82                $20.29            $18.69
     Granted                                                   29.78                 23.50             24.38
     Exercised                                                 20.05                 17.04             17.26
     Canceled or terminated                                    23.77                 22.95             19.82
     Outstanding, end of year                                  22.38                 20.82             20.29

Weighted-average grant date fair value of options was $6.51, $6.25, and $6.10 for 2001, 2000, and 1999, respectively.

The following table summarizes information about stock options outstanding at December 27, 2001:

                                                                                            Weighted-Average
Range of                                        Number         Weighted-Average                    Remaining
Prices                                     Outstanding           Exercise Price             Contractual Life
-------------------------------------------------------------------------------------------------------------
$14.90 - 19.00                                 598,700                   $16.85                         1.15
 20.00 - 23.25                                 316,500                    21.65                         6.07
 23.50 - 24.50                                 672,650                    23.89                         8.07
 31.00 - 31.50                                 277,000                    31.49                         9.57

The following table summarizes information about stock options exercisable at December 27, 2001:

Range of                                                          Number                    Weighted-Average
Prices                                                       Exercisable                      Exercise Price
-------------------------------------------------------------------------------------------------------------
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

                                                  2001 (Revised -     2000 (Revised - See   1999 (Revised -
Fiscal Years Ended                                  See Note 2)             Note 2)           See Note 2)
-------------------------------------------------------------------------------------------------------------
Common stockholders' share of
net earnings (loss)
     As reported                                             $58,444             $(45,258)           $ 5,915
     Pro forma                                               $56,840             $(46,863)           $ 4,141
Basic earnings (loss) per share
     As reported                                             $  5.53             $  (4.32)           $  0.59
     Pro forma                                               $  5.38             $  (4.47)           $  0.41
Diluted earnings (loss) per share
     As reported                                             $  5.26             $  (4.32)           $  0.58
     Pro forma                                               $  5.11             $  (4.47)           $  0.40


The minimum value is estimated on the date of grant assuming a five year expected life of the options, a volatility factor of zero, a dividend yield of zero, and risk-free interest rates of 5.01%, 6.28%, and 5.78% for 2001, 2000, and 1999, respectively.

(19)   Leases

Future minimum lease payments required under operating leases that have remaining noncancellable lease terms in excess of one year at December 27, 2001 are summarized below:

Fiscal Years Ending
-------------------
2002                                              $ 46,963
2003                                                42,968
2004                                                36,790
2005                                                27,600
2006                                                25,643
Thereafter                                          69,818
                                                  --------
Total minimum lease payments                      $249,782
                                                  ========

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

Regarding environmental issues, neither the Company, nor any of its subsidiaries, is named a Potentially Responsible Party (as defined in the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA")) at any site. The Company, however, did undertake, as part of the 1988 divestiture of a petrochemical engineering subsidiary, an obligation to install and operate a soil and water remediation system at a subsidiary research facility site in New Jersey and also is required to pay the costs of continued operation of the remediation system. In addition, the Company, pursuant to the 1995 sale of its commercial aviation business, is responsible for the costs of the clean up of environmental conditions at certain designated sites. Such costs may include the removal and subsequent replacement of contaminated soil, concrete, and underground storage tanks, that existed prior to the sale of the commercial aviation business. The resolution of these matters is not expected to have a material impact on the Company's results of operations or financial condition. The Company believes it has adequate accruals for any liability it may incur arising from the designated sites.

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

Revenue, operating profit, identifiable assets, capital expenditures, and depreciation and amortization by segment are presented below:


                                                                Fiscal Years Ended

                                                           2001            2000(e)
                                                       (Revised -        (Revised -
                                                       See Note 2)       See Note 2)         1999(e)
                                                       -----------       -----------         -------
Revenue
-------
DI&ET                                                   $  588,014        $  606,715       $  581,904
DTS                                                        514,497           446,210          361,880
DI                                                         545,836           459,085          333,619
DIS                                                        246,308           228,480           13,901
ADVMED                                                      61,318            64,665           53,977
                                                        ----------        ----------       ----------
                                                        $1,955,973        $1,805,155       $1,345,281
                                                        ==========        ==========       ==========

Operating Profit (Loss)
-----------------------
DI&ET (a)                                               $   39,746        $   37,174       $   29,954
DTS                                                         15,058            13,825           12,140
DI                                                          38,094            25,068           19,383
DIS (b)                                                     67,932           (55,340)             989
ADVMED                                                       2,652             3,692              621
                                                        ----------        ----------       ----------
                                                           163,482            24,419           63,087

Corporate general and administrative                        29,456            29,350           21,741
Interest expense                                            31,521            41,408           18,943
Interest income                                               (657)           (1,471)          (1,393)
Goodwill amortization (c)                                    3,089             4,167            2,947
Amortization of other intangibles of
   acquired companies (d)                                    3,305            10,755            8,461
Costs associated with divested
   businesses                                                    -               148              286
Minority interest included in operating
   profit (loss)                                            (2,462)           (2,622)          (2,968)
Other miscellaneous                                            874              (465)            (148)
                                                        ----------        -----------      -----------
Earnings (loss) from continuing operations
before income taxes, minority interest,
   extraordinary  item,  and  cumulative  effect of
       change in accounting principle                   $   98,356        $  (56,851)      $   15,218
                                                        ==========        ===========      ===========

(a)      2001 includes a $17.4 million gain on disposition of DMR (see Note 12).
(b) 2001 includes $44.7 million of income primarily from revised loss estimates due to contract modifications in 2001 on a contract acquired with the purchase of DIS. 2000 includes a $76.2 million charge primarily from revised loss estimates on the same contract.
(c) 1999 includes a write-off of the unamortized goodwill balance of an impaired investment.
(d)      1999 includes write-off of in-process research and development.

                     Fiscal Years Ended

                                  2001            2000(e)
                               (Revised -       (Revised -
                               See Note 2)      See Note 2)
                               -----------      -----------
Identifiable Assets
-------------------
DI&ET                           $131,780          $138,809
DTS                               97,468           104,878
DI                                94,464            83,588
DIS                              162,058           153,123
ADVMED                            26,880            26,815
Corporate                         85,790            79,543
                                --------          --------
                                $598,440          $586,756
                                ========          ========


                                                Fiscal Years Ended
                                         2001            2000(e)           1999(e)
                                         ----            -------           -------
Capital Expenditures
--------------------
DI&ET                                   $ 2,785          $ 3,084           $  8,173
DTS                                         461            2,141              2,223
DI                                          387              251                296
DIS                                       1,636           12,231                872
ADVMED                                      227              843                 93
Corporate                                 1,574            2,410              2,221
                                        -------          --------          --------
                                        $ 7,070          $20,960           $ 13,878
                                        =======          ========          ========

                                         2001            2000(e)
                                      (Revised -       (Revised -
Depreciation and Amortization         See Note 2)      See Note 2)         1999(e)
-----------------------------         -----------      -----------         -------
DI&ET                                  $  3,480         $  4,041          $  5,692
DTS                                       1,211            1,105             1,950
DI                                          749              240               182
DIS                                       5,791           14,247               849
ADVMED                                    1,264              559               949
Corporate                                 7,415            6,862             3,939
                                       --------         --------          --------
                                       $ 19,910         $ 27,054          $ 13,561
                                       ========         ========          ========

(e) Data has been revised to give recognition to the current reportable segment structure.

DMR's results of operations and financial position have been included in all of the DI&ET segment balances noted above. DMR reported revenues of $41.9 million, $27.0 million and $24.5 million in 2001, 2000, and 1999, respectively. DMR's operating results were $4.0 million, $0.1 million, and $(1.4) million in 2001, 2000, and 1999, respectively. DMR's 2001 operating results include the gain on disposition of $17.4 million, which is offset by $13.4 million loss from operations. Capital expenditures for DMR were $1.2 million, $0.2 million, and $0.1 million in 2001, 2000, and 1999, respectively. Depreciation and amortization for DMR totaled $0.4 million, $0.2 million, $0.1 million in 2001, 2000, and 1999, respectively. DMR's identifiable assets were $0.0 million, $5.2 million, and $6.8 million in 2001, 2000, and 1999, respectively.

The equity in net income of investees accounted for by the equity method included in operating profit and the amount of investment in equity method investees included in identifiable assets for each segment is presented below:



                                                  Fiscal Years Ended
                                        2001             2000            1999
                                        ----             ----            ----
Equity in Investees' Earnings
-----------------------------
DTS                                   $2,396            $2,366         $2,114
DI                                       935                 -              -
                                      ------            ------         ------
                                      $3,331            $2,366         $2,114
                                      ======            ======         ======
Investment in Equity Investees
------------------------------
DTS                                   $1,462            $3,695         $2,490
DI                                       935                 -              -
DI&ET                                      -                25              -
                                      ------            ------         -------
                                      $2,397            $3,720         $2,490
                                      ======            ======         =======

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

Revenue from foreign operations by segment was as follows:

                                                 Fiscal Years Ended
                                      2001              2000
                                   (Revised -        (Revised -
                                   See Note 2)       See Note 2)        1999
                                   -----------       -----------        ----
Foreign Operations Revenue
--------------------------
DI&ET                              $  10,232         $   4,552      $   4,304
DTS                                   15,471            15,967         14,794
DI                                   304,616           344,529        234,787
DIS                                   21,844            18,805          1,352
ADVMED                                     -               955          2,455
                                    --------         ---------        -------
                                   $ 352,163         $ 384,808      $ 257,692
                                   =========         =========      =========

(22)  Quarterly Financial Data (Unaudited)

A summary of quarterly financial data for 2001 and 2000 is as follows:


                                         2001 Quarters                                       2000 Quarters (a)
                                   (Unaudited and Revised                                 (Unaudited and Revised
                                        - See Note 2)                                          - See Note 2)
                                        -------------                                          -------------
                                    First    Second     Third     Fourth       First      Second       Third        Fourth
                                    -----    ------     -----     ------       -----      ------       -----        ------
Revenues                          $438,979    $476,611  $502,856   $537,527   $428,311     $446,498   $468,760      $461,586
Gross profit (loss)(a)              23,721      26,954    73,856     21,169     15,217       24,374    (49,487)       36,722
Earnings(loss)from continuing
  operations before income
  taxes, minority interest,
  and cumulative effect
  of change in
  accounting principle               6,957      10,138    58,210     23,051     (4,527)       3,677    (70,535)       14,534
Minority interest                      476         635       532        819        577          764        304           977
Cumulative effect of change in
accounting principle                     -           -         -          -      4,770            -          -             -
Net earnings (loss)                  3,694       5,417    37,618     14,105     (8,088)       1,893    (46,045)        8,824
Common stockholders' share
  of net earnings (loss) per
  common share:
Basic earnings (loss) per share      $0.30       $0.46     $3.50      $1.27     $(0.82)       $0.14     $(4.43)      $0.79
Diluted earnings (loss) per share    $0.29       $0.44     $3.33      $1.20     $(0.82)       $0.14     $(4.43)      $0.79

(a) 2000 fourth quarter includes $1.1 million of closedown costs on an operation which supported the Department of Justice.

DMR's quarterly revenue and operating results were the following:
($ thousands)

                                    2001 Quarters (a)(b)                               2000 Quarters
                                         (unaudited)                                    (unaudited)
                                         -----------                                    -----------
                     First      Second     Third      Fourth         First     Second     Third     Fourth
                     -----      ------     -----      ------         -----     ------     -----     ------
Revenue             $7,134      $7,270    $13,925      $13,601        $6,555    $7,127     $6,107    $7,194
Gross  (loss)
profit              $ (40)      $(524)    $   577     $(13,369)       $  486    $  211     $(737)    $  116

(a) 2001 fourth quarter includes a $9.4 million loss on a DMR contract providing non-emergency medical transportation services in the Commonwealth of Virginia.

(b) 2001 fourth quarter gross loss does not include the gain on disposition of DMR of $17.4 million (see Note 12).

(23) Subsequent Events

During the second quarter of 2002, the Company recorded a $15.8 million loss on an investment due to an other than temporary decline in its value. Also regarding that same investment, in the third quarter of 2002 the Company entered into an agreement with the investee pursuant to which the Company and its investee agreed to settle all disputes between them. As part of the agreement, the Company agreed to loan $5.0 million to the investee which was fully reserved for in the third quarter of 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As disclosed in the Current reports, during the two most recent fiscal years of the Company ended December 27, 2001 and December 28, 2000, and the subsequent interim period through May 30, 2002, there were no disagreements between the Company and its former accountant, Arthur Andersen LLP ("Andersen"), on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports, and, during the interim period between its engagement on May 30, 2002 and September 18, 2002, there were no disagreements between the Company and Ernst & Young LLP ("E&Y") on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to E&Y's satisfaction, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its report, had it issued a report.

As reported on Current Report on Form 8-K on May 31, 2002, as amended on June 3, 2002, the Board of Directors of DynCorp (the "Company"), upon the recommendation of its Audit Committee, authorized the engagement of E&Y to serve as the Company's independent public accountants for the fiscal year ending December 26, 2002. As reported on Current Report on Form 8-K on September 23, 2002, on September 18,2002 the Audit Committee determined to engage Deloitte & Touche LLP ("D&T") as the Company's independent auditor. D&T has been engaged to audit the Company's financial statements for the fiscal years ended December 30, 1999, December 28, 2000, and December 27, 2001 and to audit the Company's financial statements for the fiscal year ending December 26, 2002.


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

(a) The following documents are filed as part of this Form 10-K/A - Amendment No. 2:

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

10.12          Change in Control Agreement of W. Ben Medley (previously filed)

21             Subsidiaries of the Registrant (previously filed)

23             Consent of Independent Public Accountants (filed herewith)

99 The Registrant's Letter to the Securities and Exchange Commission pursuant to the Commission's Temporary Order issued on March 14, 2002 (previously filed)

99.1           Certification  by  Chief  Executive  Officer  Pursuant  to 18 USC
               Section  1350,  as  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002 (filed herewith)

99.2           Certification  by  Chief  Financial  Officer  Pursuant  to 18 USC
               Section  1350,  as  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002 (filed herewith)

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

Form 8-K was filed on August 6, 2002 to note the decision made on May 30, 2002, by the DynCorp Savings and Retirement Plan and DynCorp Capital Accumulation and Retirement Plan (collectively, the "Plans"), to not engage Arthur Andersen LLP as the Plans' auditor for the plan year ending December 31, 2001 and to engage Ernst & Young LLP to serve as the auditor for such plan year.

Form 8-K was filed on September 23, 2002 to note the decision made on September 18, 2002, by the Audit Committee, to engage Deloitte & Touche LLP as the Company's independent public accountant. D&T has been engaged to audit the Company's financial statements for the fiscal years ended December 30, 1999, December 28, 2000, and December 27, 2001 and to audit the Company's financial statements for the fiscal year ending December 26, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DYNCORP

Date:November 1, 2002            By:/S/ P. C. FitzPatrick
                                    ---------------------
                                       P. C. FitzPatrick
                                       Senior Vice President -
                                       Chief Financial Officer

Date:November 1, 2002            By: /S/ J. J. Fitzgerald
                                     --------------------
                                       J. J. Fitzgerald
                                       Vice President
                                       and Controller

                  Certification of the Chief Executive Officer

I, Paul V. Lombardi, hereby certify that:

1.  I have reviewed this annual report on Form 10-K;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: November 1, 2002                    /S/ Paul V. Lombardi
                                          --------------------
                                          Paul V. Lombardi
                                          President and Chief Executive Officer

                  Certification of the Chief Financial Officer

I, Patrick C. FitzPatrick, hereby certify that:

1.  I have reviewed this annual report on Form 10-K;

2. Based on my knowledge, this to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this to annual report.


Date: November 1, 2002                    /S/ Patrick C. FitzPatrick
                                          --------------------------
                                          Patrick C. FitzPatrick
                                          Senior Vice President -
                                          Chief Financial Officer

DynCorp and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
For the Fiscal Years Ended, 2001, 2000 and 1999
(Dollars in thousands)


                                         Balance at      Charged to      Write-off of                   Balance
                                         Beginning       Costs and       Uncollectible                  At End
Description                              of Period       Expenses        Accounts       Other           of Period
-----------                              ---------       --------        --------       -----           ---------

 Year Ended December 27, 2001
  allowance for doubtful accounts        $  2,804        $  2,605        $  (667)       $1,895          $  6,637
 Year Ended December 28, 2000
  allowance for doubtful accounts        $  3,156        $  220          $  (588)       $   16          $  2,804
 Year Ended December 30, 1999
  allowance for doubtful accounts        $  1,126        $  1,434        $  (130)       $  726          $  3,156