Form 10-Q/A
period 2002-03-28
DYNCORP
filed 2002-11-05
CIK 30770

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding as of May 2, 2002
          -----                                   -----------------------------
Common Stock, $0.10 par value                               10,552,119






This amendment for Form 10-Q is being filed to give effect to the revisions of the Company's financial statements, as discussed in Note 2 to the Consolidated Condensed Financial Statements, included in Part I., Item 1.

                            DYNCORP AND SUBSIDIARIES
                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 28, 2002
                             (Revised - See Note 2)
                                      INDEX


                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION
------------------------------

 Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets at
     March 28, 2002 and December 27, 2001                                 3-4

  Consolidated Condensed Statements of Operations for
     Three Months Ended March 28, 2002 and March 29, 2001                 5

  Consolidated Condensed Statements of Cash Flows for
     Three Months Ended March 28, 2002 and March 29, 2001                 6

  Consolidated Statement of Stockholders' Equity for
     Three Months Ended March 28, 2002                                    7

  Notes to Consolidated Condensed Financial Statements                    8-14

  Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            15-23

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk     23-24

PART II.  OTHER INFORMATION
---------------------------

  Item 1.  Legal proceedings                                              24-26

  Item 6.  Exhibits and Reports on Form 8-K                               26

  Signatures                                                              27

  Certification of the Chief Executive Officer                            28

  Certification of the Chief Financial Officer                            29

                          PART I. FINANCIAL INFORMATION

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 28, 2002 AND DECEMBER 27, 2001
                                 (In thousands)


                                                                                    March 28,
                                                                                      2002
                                                                                    UNAUDITED
                                                                                    (Revised-             December 27,
                                                                                    See Note 2)              2001
                                                                                    -----------              ----

Assets
------
Current Assets:
 Cash and cash equivalents                                                           $ 32,105               $ 15,078
 Accounts receivable (net of allowance for doubtful accounts
   of $7,188 in 2002 and $6,637 in 2001)                                              323,724                345,358
 Other current assets                                                                  53,739                 37,933
                                                                                     --------               --------
   Total current assets                                                               409,568                398,369

Property and Equipment (net of accumulated depreciation
 and amortization of $27,667 in 2002 and $26,599 in 2001)                              21,130                 20,959

Goodwill                                                                              107,814                103,185

Intangible Assets (net of accumulated amortization of
 $24,309 in 2002 and $24,454 in 2001)                                                  20,835                 27,240

Other Assets                                                                           47,950                 48,687
                                                                                     --------               ---------
Total Assets                                                                         $607,297               $598,440

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 28, 2002 AND DECEMBER 27, 2001
                      (In thousands, except share amounts)


                                                                                     March 28,
                                                                                       2002
                                                                                     UNAUDITED
                                                                                     (Revised-               December 27,
                                                                                     See Note 2)                2001
                                                                                     -----------                ----
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Notes payable and current portion of long-term debt                                   $ 25,124                $ 20,123
 Accounts payable                                                                        26,313                  19,420
 Deferred revenue and customer advances                                                   6,230                   6,195
 Accrued liabilities                                                                    199,946                 207,961
                                                                                        -------                 -------
     Total current liabilities                                                          257,613                 253,699

Long-Term Debt                                                                          258,386                 264,482

Other Liabilities and Deferred Credits                                                   51,190                  44,768

Contingencies and Litigation                                                                  -                       -

Temporary Equity:
 Redeemable common stock at redemption value-
   ESOP shares, 7,107,858 and 7,142,510
     shares issued and outstanding in 2002 and 2001,
     respectively, subject to restrictions                                              335,428                 326,368
   Other redeemable common stock, 286,217 shares issued
     and outstanding in 2002 and 2001                                                     7,448                   6,967

Stockholders' Equity:
 Common stock, par value ten cents per share, authorized
   20,000,000 shares; issued 5,331,216 and 5,296,146 shares
   in 2002 and 2001, respectively                                                           535                     530
 Paid-in surplus                                                                        137,427                 138,052
 Accumulated other comprehensive loss                                                      (833)                 (1,081)
 Reclassification to temporary equity for redemption value
   greater than par value                                                              (342,141)               (332,596)
 Deficit                                                                                (55,316)                (59,681)
 Common stock held in treasury, at cost; 2,180,442 and
   2,196,853 shares in 2002 and 2001, respectively                                      (42,440)                (43,068)
                                                                                       ---------               ---------
Total Liabilities and Stockholders' Equity                                             $607,297                $598,440
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

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                    UNAUDITED


                                                                Three Months Ended
                                                                ------------------
                                                              March 28,           March 29,
                                                            2002 (Revised       2001 (Revised
                                                            - See Note 2)        - See Note 2)
                                                            -------------        -------------
Revenues                                                       $542,341            $438,979

Costs and expenses:
   Costs of services                                            515,182             415,258
   Corporate general and administrative                           7,617               6,827
   Interest income                                                 (68)               (293)
   Interest expense                                               7,192               8,377
   Amortization of intangibles of acquired companies                519               1,911
   Other income, net of miscellaneous other expenses              1,793                (58)
                                                               --------            --------
         Total costs and expenses                               532,235             432,022

Earnings before income taxes and minority interest               10,106               6,957
       Provision for income taxes                                 3,073               2,787
                                                               --------            --------

Earnings before minority interest                                 7,033               4,170
       Minority interest                                          2,187                 476
                                                               --------            --------

Net earnings                                                   $  4,846            $  3,694
                                                               ========            ========

       Accretion of other redeemable common stock
         to redemption value                                        481                 551

Common stockholders' share of net earnings                     $  4,365            $  3,143
                                                               ========            ========

Basic earnings per share                                       $   0.41            $   0.30

Diluted earnings per share                                     $   0.38            $   0.29

Weighted average number of shares
   outstanding for basic earnings per share                      10,645              10,545

Weighted average number of shares
   outstanding for diluted earnings per share                    11,510              11,025


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED


                                                                                        Three Months Ended
                                                                                        ------------------
                                                                                  March 28,               March 29,
                                                                               2002 (Revised            2001 (Revised
                                                                               - See Note 2)            - See Note 2)
                                                                               -------------            -------------
Cash Flows from Operating Activities:
Common stockholders' share of net earnings                                        $ 4,365                 $   3,143
Adjustments to reconcile common stockholders' share of net earnings to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                   4,883                     4,787
    Accretion of other redeemable common stock to redemption value                    481                       551
    Gain on sale of assets of DynServices.com                                       (130)                         -
    Deferred income taxes                                                             575                       121
    Equity in net losses of unconsolidated investment                               1,920                         -
    Change in minority interest                                                     2,185                       100
    Other                                                                             667                       214
Changes in current assets and liabilities, net of acquisitions and dispositions:
    Decrease in current and certain other assets except cash and cash
     equivalents                                                                    5,783                    16,608
   Decrease in current and certain other liabilities excluding notes
    payable and current portion of long-term debt                                     (22)                 (28,665)
                                                                                  --------                ---------
         Cash provided by (used in) operating activities                           20,707                   (3,141)
                                                                                  --------                ---------

Cash Flows from Investing Activities:
Sale of property and equipment                                                        172                     2,640
Purchase of property and equipment                                                (2,371)                   (1,487)
(Increase) decrease in investments in unconsolidated affiliates                     (553)                       768
Dividends paid to joint venture partners                                            (393)                     (154)
Proceeds from the sale of assets of DynServices.com                                   400                         -
Other                                                                                 317                     (105)
                                                                                  --------                ---------
         Cash (used in) provided by investing activities                          (2,428)                     1,662
                                                                                  --------                ---------

Cash Flows from Financing Activities:
Payments on indebtedness                                                         (56,902)                  (54,400)
Proceeds from debt issuance                                                        55,650                    54,400
Other                                                                                   -                     (411)
                                                                                  --------                ---------
         Cash used in financing activities                                        (1,252)                     (411)
                                                                                  --------                ---------

Net Increase (Decrease) in Cash and Cash Equivalents                               17,027                   (1,890)
Cash and Cash Equivalents at Beginning of the Period                               15,078                    12,954
                                                                                  --------                ---------
Cash and Cash Equivalents at End of the Period                                    $32,105                 $  11,064
                                                                                  ========                =========

Supplemental Cash Flow Information:
Cash paid for income taxes                                                        $ 1,011                 $   6,735
                                                                                  ========                =========
Cash paid for interest                                                            $ 7,305                 $   9,435


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED


                                                                Reclassification
                                                                 for Redemption                             Accumulated Other
                                       Common    Paid-in         Value Greater                Treasury        Comprehensive
                                        Stock    Surplus         than Par Value    Deficit     Stock          (Loss)/Income
                                        -----    -------         --------------    -------     -----          -------------
Balance, December 27, 2001             $530      $138,052        $(332,596)        (59,681)    $(43,068)       $(1,081)

Employee compensation plans
   (option exercises, restricted
    stock plan, incentive bonus)          1        (1,106)                                          628
Reclassification to redeemable
    common stock                          4                         (9,064)
Accretion of other redeemable
 common stock to redemption
 value                                                481             (481)           (481)
Adjustment to fair value of
 derivative financial instrument                                                                                   205
Translation adjustment and other                                                                                    43
Net earnings (Revised-See                                                            4,846
   Note 2)
                                       ------------------------------------------------------------------------------------
Balance, March 28, 2002                $535      $137,427        $(342,141)       $(55,316)    $(42,440)       $  (833)
                                       ====      ========        ==========       =========    =========       ========
(Revised - See Note 2)


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 28, 2002
                (Dollars in thousands, except per share amounts)
                                    UNAUDITED

Note 1.  Basis of Presentation and Significant Accounting Policies

     DynCorp, a Delaware Corporation, (the "Company") has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K/A, Amendment No. 2 for the fiscal year ended December 27, 2001. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein re-flect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, the results of opera-tions and the cash flows for such interim periods. The results of opera-tions for such interim periods are not necessarily indicative of the re-sults for the full year. Certain amounts presented for prior periods have been reclassified to conform to the 2002 presentation.

     Contract Accounting (Revised - See Note 2)

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

     Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Because there are estimates and judgments involved, the actual results could be different from those estimates. Accounts receivable balances related to such disputed items were immaterial at March 28, 2002 and December 27, 2001.

     Comprehensive Income

     For the three months ended March 28, 2002, total comprehensive income was $5.1 million and includes, in addition to net earnings, translation adjustment and other of $0.04 million, and the adjustment to fair value of derivative financial instruments of $0.2 million. The components of accumulated other comprehensive loss as of March 28, 2002 consists of translation adjustment and other of ($0.02) million, an adjustment to fair value of derivative financial instruments of ($0.7) million, and the cumulative effect of a change in accounting principle of ($0.1) million for the adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Note 2.  Change in Accounting Method and Revision of Financial Statements

     Subsequent to the issuance of the Company's financial statements for the quarter ended March 28, 2002, the Company revised certain information in the Consolidated Condensed Financial Statements for the three months ended March 28, 2002 and March 29, 2001 following discussions with the staff of the Securities and Exchange Commission ("SEC") regarding its method of accounting for certain long-term service contracts and the related applicability of the percentage of completion method to service contracts with the Federal Government. Previously, the Company followed the historical industry-wide practice of recording income from long-term service contracts using the percentage of completion method, in accordance with the AICPA "Audit and Accounting Guide, Audits of Federal Government Contractors," which incorporates as an appendix AICPA SOP No. 81-1, "Accounting for Performance of Construction Type and Certain Production-Type Contracts." Under this method, income is recognized at a consistent profit margin over the period of performance based on the estimated profit margin at the completion of the contract. Such a method has resulted in deferral of costs, including start-up costs, and deferral of profits on certain contracts. Under SOP No. 81-1, revenue can be recognized based on costs incurred as a measurement of progress towards completion, which can differ from other revenue recognition methods such as those outlined in SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Following discussions with the SEC's staff, it has been determined that percentage of completion accounting should be applied to long-term contracts which are specifically described in the scope section of AICPA SOP No. 81-1 or other appropriate accounting literature. All other long-term service contracts, even those with the Federal Government, should not apply the percentage of completion method. Accordingly, the Company changed its method for accounting on these long-term service contracts to be in accordance with SEC SAB No. 101 and other applicable generally accepted accounting principles. As a result of these changes, profit margins on a given long-term service contract could now fluctuate from one accounting period to another due to fluctuations in the revenue earned and costs incurred in a given accounting period.

     As a result, the financial statements of the Company for the three months ended March 28, 2002 and March 29, 2001 have been revised to eliminate the deferral of such costs or profits on service contracts and to adjust revenue. Revenue was adjusted for certain fixed price service contracts and other service contracts, which had used cost incurred in relation to total estimated cost at completion as a measurement of progress towards completion under percentage of completion, in order to comply with SEC SAB No. 101, which prescribes recognizing revenue on a straight-line basis over the contract period or by other appropriate methods to measure services provided. The change in accounting method did not have any effect on the Company's cash flows in 2002 or 2001.

     The effects of the revisions for the change in accounting method on long-term service contracts on the March 28, 2002 financial data are presented in the table below. The "As Reported" numbers are taken from the previously filed Form 10-Q for the quarterly period ended March 28, 2002.


                               Three Months Ended
                                   (Unaudited)
                                   -----------

                                                      March 28,        March 28,
                                                        2002             2002
Statement of Operations Data:                        As Reported      As Revised
-----------------------------                        -----------      ----------
Revenues                                              $544,779         $542,341
Cost of services                                       514,341          515,182
Earnings before income taxes and
  minority interest                                     13,385           10,106

Provision for income taxes                               4,606            3,073
Minority interest                                        1,263            2,187
  Net earnings                                           7,516            4,846
Common stockholders' share of net
  earnings                                               7,035            4,365
Common stockholders' share of net
  earnings per common share:
Basic earnings per share                              $   0.66         $   0.41
Diluted earnings per share                            $   0.61         $   0.38
Balance Sheet Data:
-------------------
Accounts receivable, net of allowance for
  doubtful accounts                                   $334,794         $323,724
Other current assets                                    56,199           53,739
Goodwill                                               103,496          107,814
Other assets                                            48,448           47,950
Total assets                                           617,007          607,297
Accrued liabilities                                    202,758          199,946
Other liabilities and deferred credits                  50,749           51,190
Deficit                                               (47,977)         (55,316)


     The effects of the revisions on the March 29, 2001 and December 27, 2001 financial data were previously disclosed in the Company's 2001 annual re-port on Form 10-K/A, Amendment No. 2. See Note 2 to the Consolidated Fi-nancial Statements in Item 8 of the 2001 Form 10-K/A, Amendment No. 2 for a discussion of these revisions.

Note 3.  Other Current Assets

     Other current  assets as of  March 28, 2002  and December 27, 2001 included
     $28.8 million  and $8.8  million of  inventories on  long-term   contracts,
     respectively.

Note 4.  Redeemable Common Stock

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

     Common stock which is redeemable has been reflected as Temporary Equity at the redemption value at each balance sheet date and consists of the following:



                                                      Balance at                                       Balance at
                                        Redeemable     March 28,                          Redeemable  December 27,
                            Shares        Value          2002                Shares         Value         2001
                            ------        -----          ----                ------         -----         ----

      ESOP Shares        2,973,086       $48.50        $144,195             2,995,783      $47.00       $140,802
                         4,134,772       $46.25         191,233             4,146,727      $44.75        185,566
                         ---------                      -------             ---------                    -------
                         7,107,858                     $335,428             7,142,510                   $326,368
                         =========                     ========             =========                   ========

      Other Shares         286,217       $26.02        $  7,448               286,217      $24.34       $  6,967
                         =========                     ========             =========                   ========


Note 5.  Income Taxes

     The provisions for income taxes in 2002 and 2001 are based upon estimated effective tax rates. These rates include the impact of permanent differences between the book bases of assets and liabilities recognized for financial reporting purposes and the bases recognized for tax purposes.

Note 6.  Earnings Per Share ("EPS")

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


                                                                   Three Months Ended
                                                                   ------------------
                                                             March 28,                 March 29,
                                                               2002                      2001
                                                               ----                      ----
Weighted average shares outstanding for basic EPS             10,645                    10,545
   Effect of dilutive securities:
      Stock options                                              865                       480
                                                              ------                    ------
Weighted average shares outstanding for diluted EPS           11,510                    11,025
                                                              ======                    ======

Note 7. Goodwill and Other Intangible Assets - Adoption of Statement 142

     The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets," beginning December 28, 2001, the first day of fiscal 2002. The provisions of SFAS No. 142 eliminate amortization of goodwill and require an impairment assessment at least annually by applying a fair-value based test. Accordingly, the Company has eliminated amortization in 2002 for goodwill and the assembled workforce intangible asset. The total carrying amounts for these intangible assets are $103.2 million and $4.6 million, respectively as of March 28, 2002. The Company has identified the reporting units to be tested for the goodwill impairment test which will be measured as of the beginning of the fiscal year. The Company has completed the first step of the transitional impairment test in accordance with the provisions of SFAS No. 142 and has concluded that there has been no impairment of such assets as of the beginning of fiscal year 2002.

     The Company's contract backlog and core development intangible assets are still subject to amortization under SFAS No. 142. Amortization for the first quarter of 2002 for these intangible assets totaled $0.6 million. Estimated aggregate amortization expense for these intangible assets for the next five years totals: $2.1 million in each of 2002, 2003, and 2004 and $0.5 million in 2005 and 2006, respectively. The following table pre-sents the intangible assets, net of accumulated amortization, as of March 28, 2002 that are required to continue to be amortized under SFAS No. 142:

Intangible Assets, Net of                 Gross                    Accumulated
  Accumulated  Amortization          Carrying Amount               Amortization
  -------------------------          ---------------               ------------
Contracts acquired                      $ 1,703                      $ 1,514
Core and developed technology            14,800                        5,282
                                        -------                      -------
                                        $16,503                      $ 6,796
                                        =======                      =======

     The table above excludes capitalized software that is not covered by SFAS No. 142. Capitalized software, net of accumulated amortization totals $11.1 million and $12.4 million as of March 28, 2002 and December 27, 2001, respectively. The following table presents adjusted net income and earnings per share for the three months ended March 29, 2001, in comparison to the results for the three months ended March 28, 2002, to show what the impact would have been if SFAS No. 142 had been adopted at the beginning of fiscal 2001. The adjusted results presented below are net of taxes.



                                                                               Three Months Ended
                                                                               ------------------
                                                                        March 28,            March 29,
                                                                          2002                  2001
                                                                       (Revised -            (Revised -
                                                                       See Note 2)           See Note 2)
                                                                       -----------           -----------
Common stockholders' share of net earnings                                $4,365               $3,143
Add back: Goodwill amortization                                                -                  522
Add back: Assembled workforce amortization                                     -                  134
                                                                          ------               ------
Adjusted common stockholders' share of net
earnings                                                                  $4,365               $3,799
                                                                          ======               ======
Basic earnings per share:
Common stockholders' share of net earnings                                  $0.41                $0.30
Goodwill amortization                                                        -                    0.05
Assembled workforce amortization                                             -                    0.01
                                                                            --                    ----
Adjusted common stockholders' share of net
earnings                                                                    $0.41                $0.36
                                                                            =====                =====
Diluted earnings per share:
Common stockholders' share of net earnings                                  $0.38                $0.29
Goodwill amortization                                                        -                    0.04
Assembled workforce amortization                                             -                    0.01
                                                                            --                    ----
Adjusted common stockholders' share of net
earnings                                                                    $0.38                $0.34
                                                                            =====                =====

Note 8.  Recently Issued Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item if material. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary only if they meet criteria in Accounting Principles Board Opinion No. 30, thus distinguishing transactions that are part of recurring operations from those that are unusual or infrequent, or that meet the criteria for classification as an extraordinary item. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which are not currently applicable to the Company. The provisions of SFAS No. 145 as they relate to the rescission of SFAS No. 4 shall be applied in fiscal year 2003. Certain provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. Management does not expect SFAS No. 145 to have a material impact on the Company's results of operations or financial condition.

Note 9.  Business Segments

     Effective January 2002, the Company realigned its five strategic business segments into four segments. DynCorp Information and Enterprise Technology ("DI&ET") and DynCorp Information Systems LLC ("DIS") were combined into one strategic business segment, DynCorp Systems and Solutions ("DSS"), in order to structure one business segment providing integrated information technology and business functional outsourcing to the federal government. The business segment information for 2001 has been restated to give effect to this change. DSS provides a wide range of information technology services and other professional services including network and communications engineering, government operational outsourcing, security and intelligence programs. DynCorp International LLC ("DI") handles all of the Company's overseas business, including information technology solutions, technical services, and worldwide maintenance support to U.S. military aircraft. DynCorp Technical Services ("DTS") provides a wide variety of specialized technical services including aviation services, range technical services, base operations, and logistics support. AdvanceMed ("ADVMED") is structured as a business-to-business, eHealth decision support solution organization and provides an integrated set of decision support tools to meet the needs of healthcare payers and providers.

     Revenues, operating profit and identifiable assets for the Company's four business segments for 2002 and the comparable periods for 2001 are presented below:


                                                                        Three Months Ended
                                                                        ------------------
                                                                 March 28,              March 29,
                                                              2002 (Revised          2001 (Revised -
                                                              - See Note 2)          See Note 2) (b)
                                                              -------------          ---------------
Revenues
--------
   DSS                                                          $ 224,537               $ 187,854
   DI                                                             164,452                 118,657
   DTS                                                            139,212                 117,580
   ADVMED                                                          14,140                  14,888
                                                                ---------               ---------
                                                                $ 542,341               $ 438,979
                                                                =========               =========

Operating Profit (Loss) (a)
---------------------------
   DSS                                                          $  14,929               $   9,412
   DI                                                               7,211                   8,527
   DTS                                                              3,743                   5,006
   ADVMED                                                           (734)                     297
                                                                ---------               ---------
                                                                   25,149                  23,242

 Corporate general and administrative                               7,617                   6,827
 Interest income                                                     (68)                   (293)
 Interest expense                                                   7,192                   8,377
 Goodwill amortization                                                  -                     914
 Amortization of other intangibles of acquired companies              519                     997
 Minority interest included in operating profit                   (2,187)                   (476)
 Other miscellaneous                                                1,970                    (61)
                                                                ---------               ---------
 Earnings before income taxes and minority interest             $  10,106               $   6,957


                                                                 March 28,
                                                              2002 (Revised -          December 27,
                                                                 See Note 2)             2001 (b)
                                                                 -----------             --------
  Identifiable Assets
  -------------------
     DSS                                                        $ 281,211               $ 290,733
     DI                                                            96,996                  94,464
     DTS                                                          106,827                 100,573
     ADVMED                                                        27,098                  26,880
     Corporate                                                     95,165                  85,790
                                                                ---------               ---------
                                                                $ 607,297               $ 598,440
                                                                =========               =========


(a) Defined as the excess of revenues over operating expenses and certain non-operating expenses.

(b) Data has been revised to give recognition to the current reportable segment structure.

Note 10. Subsequent Events

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



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General
-------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of DynCorp and its subsidiaries (collectively, the "Company"). The discussion should be read in conjunction with the interim consolidated condensed financial statements and notes thereto and the Company's annual report on Form 10-K/A, Amendment No. 2 for the year ended December 27, 2001.

Results of Operations
---------------------

The  Company  provides  diversified  management,   technical,   engineering  and
professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the U.S. Departments of Defense, Energy, State, Justice, and Treasury, the National Aeronautics and Space Administration, and various other U.S. state and local government agencies, commercial clients, and foreign governments. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed price, time-and-material or cost reimbursement contracts depending on the work requirements and other individual circumstances. The following discusses the Company's results of operations and financial condition (as revised - see "Change in Accounting Method and Revision of Financial Statements" discussion below) for the three months ended March 28, 2002 and the comparable period for 2001.

The Company realigned the DIS strategic business segment effective January 2002 into the DynCorp Systems and Solutions ("DSS") strategic business segment (see
Note 9 to the Consolidated Condensed Financial Statements), and therefore the DIS results of operations and financial position have been included in the DSS financial information.

Change in Accounting Method and Revision of Financial Statements
----------------------------------------------------------------

Subsequent to the issuance of the Company's financial statements for the quarter ended March 28, 2002, the Company revised certain information in the Consolidated Condensed Financial Statements for the three months ended March 28, 2002 and March 29, 2001 following discussions with the staff of the Securities and Exchange Commission ("SEC") regarding its method of accounting for certain long-term service contracts and the related applicability of the percentage of completion method to service contracts with the Federal Government. Previously, the Company followed the historical industry-wide practice of recording income from long-term service contracts using the percentage of completion method, in accordance with the American Institute of Certified Public Accountants'
("AICPA") "Audit and Accounting Guide, Audits of Federal Government Contractors," which incorporates as an appendix AICPA Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction Type and Certain Production-Type Contracts." Under this method, income is recognized at a consistent profit margin over the period of performance based on the estimated profit margin at the completion of the contract. Such a method has resulted in deferral of costs, including start-up costs, and deferral of profits on certain contracts. Under SOP No. 81-1, revenue can be recognized based on costs incurred as a measurement of progress towards completion, which can differ from other revenue recognition methods such as those outlined in SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements."
Following discussions with the SEC's staff, it has been determined that percentage of completion accounting should be applied to long-term contracts which are specifically described in the scope section of AICPA SOP No. 81-1 or other appropriate accounting literature. All other long-term service contracts, even those with the Federal Government, should not apply the percentage of completion method. Accordingly, the Company changed its method for accounting on these long-term service contracts to be in accordance with SEC SAB No. 101 and other applicable generally accepted accounting principles. As a result of these changes, profit margins on a given long-term service contract could now fluctuate from one accounting period to another due to fluctuations in the revenue earned and costs incurred in a given accounting period.

As a result, the financial statements of the Company for the three months ended March 28, 2002 and March 29, 2001 have been revised to eliminate the deferral of such costs or profits on service contracts and to adjust revenue. Revenue was adjusted for certain fixed price service contracts and other service contracts, which had used cost incurred in relation to total estimated cost at completion as a measurement of progress towards completion under percentage of completion, in order to comply with SEC SAB No. 101, which prescribes recognizing revenue on a straight-line basis over the contract period or by other appropriate methods to measure services provided. The change in accounting method did not have any effect on the Company's cash flows in 2002 or 2001.

As a result of the revisions described above, reported common stockholders' share of net earnings decreased by $2.7 million, from $7.0 million to $4.4 million for the three months ended March 28, 2002. Reported common stockholders' share of net earnings increased by $0.3 million, from $2.8 million to $3.1 million for the three months ended March 29, 2001. Reported common stockholders' share of net earnings per diluted share decreased from $0.61 to $0.38 for the three months ended March 28, 2002. Reported common stockholders' share of net earnings per diluted share increased from $0.26 to $0.29 for the three months ended March 29, 2001.

The effects of the revisions for the change in accounting method on certain long-term service contracts on the March 28, 2002 financial data are presented in Note 2 to these Consolidated Condensed Financial Statements. The "As Reported" numbers are taken from the previously filed Form 10-Q for the quarterly period ended March 28, 2002.

Revenues and Operating Profit
-----------------------------

Revenues for the first quarter of 2002 were $542.3 million, as compared to $439.0 million for the comparable period in 2001, an increase of $103.4 million, or 23.5%. Operating profit was $25.1 million for the first quarter of 2002, compared to $23.2 million for the comparable period in 2001, an increase of $1.9 million or 8.2%. Operating profit is defined as the excess of revenues over cost of services and certain non-operating income and expenses, which are included in Other Income, net of Other Miscellaneous Expenses on the Consolidated Condensed Statements of Operations. See the "Change in Accounting Method and Revision of Financial Statements" discussion above and in Note 2 to the Consolidated Condensed Financial Statements for the impact on revenues and operating profit relating to the Company's change in its method of accounting on long-term service contracts. The increase in both revenues and operating profit was attributable primarily to several new contract wins and increased tasking on existing contracts. The increase in operating profit is due to losses on several contracts in the first quarter of 2001 that did not continue in the first quarter of 2002, and increased profit due to additional revenue in the first quarter of 2002 for contract costs that were recognized in a prior period.

DynCorp Systems and Solutions ("DSS") had revenues of $224.5 million for the first quarter of 2002, compared to $187.9 million for the first quarter of 2001, an increase of $36.7 million or 19.5%. The increase in revenues in the first quarter of 2002 compared to the first quarter of 2001 resulted primarily from the start-up of two new contracts, one which started in the third quarter of 2001 for updated office automation, primarily of desk top computers, servers, and networks, for the Federal Bureau of Investigations ("FBI"), and the other to provide information technology to the SEC. Also contributing to the revenue increase was expansion of a U.S. Army program for vaccine technology services, growth in a contract that provides battlefield simulation system support services and maintenance for the U.S. Army, and growth in a DoD contract that provides security background investigations. Partially offsetting these increases in revenue was the completion of a subcontract providing operations management to the Department of Energy ("DoE"). Revenues for the three months ended March 29, 2001 for this subcontract were $24.9 million.

For the first quarter ended March 28, 2002, operating profit for DSS increased by $5.5 million, or 58.6%, to $14.9 million from $9.4 million in the first quarter of 2001. The increase in operating profit resulted from the new FBI and SEC contracts and the increased tasking on the vaccine technology, battlefield simulation, and the security background investigations contracts which were all noted above. Also contributing to the increase in operating profits were improved profitability on a contract with the U.S. Postal Service and losses on contracts in 2001 that did not continue in 2002. These losses were part of DynCorp Management Resources, Inc. ("DMR"), which was divested on December 27, 2001. Partially offsetting these increases to operating profit was the completion of the DoE contract in the third quarter of 2001, which is noted above. Operating profit on this DoE contract for the three months ended 2001 was $0.9 million.

DynCorp International's ("DI") first quarter 2002 revenues were $164.5 million compared to $118.7 million for the first quarter of 2001, an increase of $45.8 million or 38.6%. Operating profit decreased by $1.3 million to $7.2 million, or 15.4%, from $8.5 million in the first quarter of 2001. The increase in revenues resulted primarily from growth in a contract that provides maintenance, storage, and security support to the United States Central Command Air Forces, a new contract that started up in the second half of 2001 that provides maintenance and parts to military aircraft, and increased tasking on a contract with the Department of State ("DoS") in support of the government's drug eradication program, primarily in South America. DI also commenced performance on a new commercial subcontract in Saudi Arabia involving repair and maintenance of Saudi military aircraft. DI's decrease in operating profit for the first quarter of 2002 compared to the first quarter of 2001 resulted from significant upfront costs on a new contract that provides maintenance and parts to military aircraft discussed above . DI's decrease in operating profit is offset by additional revenue on contract costs that were recognized in a prior period.

DynCorp Technical Services' ("DTS") first quarter 2002 revenues were $139.2 million compared to $117.6 million for the first quarter of 2001, an increase of $21.6 million or 18.4%. Operating profit decreased by $1.3 million to $3.7 million, or 25.2%, from $5.0 million in the first quarter of 2001. The increase in revenues resulted from a new military aircraft maintenance and base operations support contract at Andrews AFB that started up in the second quarter of 2001 and another similar contract at Vance AFB that was starting operations in the first quarter of 2001 and was fully operational in the first quarter of 2002. Revenue also increased from tasking increases on some existing base operations contracts and two new contracts: one providing support activities for homeland security and another providing repair and maintenance to the California Department of Forestry helicopters. Management expects future revenue and operating profit increases due to the phase-in of another new contract with the U.S. Air Force in second quarter of 2002 and the start up of a new contract with the National Aeronautics and Space Administration Johnson Space Center, which was awarded in early February of 2002.

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

Cost of Services
----------------

Cost of services (as revised - see "Change in Accounting Method and Revision of Financial Statements" discussion above) for the first quarter 2002 was 95.0% of revenue as compared to 94.6% for the comparable period in 2001. The decrease in margins in the first quarter of 2002 compared to the first quarter of 2001 were primarily due to significant upfront costs on a new contract that provides maintenance and parts to military aircraft.

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

Amortization of Intangibles of Acquired Companies
-------------------------------------------------

Amortization of intangibles of acquired companies was $0.5 million for the quarter ended March 28, 2002 as compared to $1.9 million (as revised - see "Change in Accounting Method and Revision of Financial Statements" discussion above) for the first quarter of 2001, a decrease of $1.4 million. The decrease resulted from the Company's adoption, on December 28, 2001, the first day of fiscal year 2002, of the Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The provisions of SFAS No. 142 eliminated amortization of goodwill and accordingly, the Company eliminated amortization of goodwill beginning December 28, 2001. The provisions also require an impairment assessment at least annually by applying a fair-value based test. See Note 7 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q/A to show what the impact would have been on the first quarter 2001 financial results if SFAS No. 142 had been adopted at the beginning of fiscal 2001.

Other Income, Net of Miscellaneous Other Expenses
-------------------------------------------------

Other income, net of miscellaneous other expenses decreased $1.9 million and consists mostly of equity in net losses of an unconsolidated investment, which represents the Company's share of the estimated net losses of DynTek.

Income Taxes
------------

The provisions for income taxes in 2002 and 2001 are based upon estimated effective tax rates, including the impact of permanent differences between the book bases of assets and liabilities recognized for financial reporting purposes and the bases recognized for tax purposes. The provision for income taxes (as revised - see "Change in Accounting Method and Revision of Financial Statements" discussion above) increased by $0.3 million for the three months ended March 28, 2002 from the comparable period in 2001. The increase was due to higher pretax income partially offset by a lower effective tax rate in the first quarter of 2002, compared to the same period in 2001. The Company's effective tax rate approximated 38.8% for the three months ended March 28, 2002, compared to 43.0% in the comparable period in 2001, after taking into account the effect of minority interests.

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

Working Capital
---------------

Working capital (as revised - see "Change in Accounting Method and Revision of Financial Statements" discussion above), defined as current assets less current liabilities, was $152.0 million at March 28, 2002 compared to $144.7 million at December 27, 2001, an increase of $7.3 million. The ratio of current assets to current liabilities at March 28, 2002 and December 27, 2001 remained consistent at 1.6. The increase in working capital was primarily due to decreases in certain accrued expenses partially offset by a larger portion of the Senior Secured Credit Agreement Term A debt that became current in the first quarter of 2002.

Cash Flows from Operating Activities
------------------------------------

For the three months ended March 28, 2002, the Company's cash flow from operating activities provided $20.7 million, an increase of $23.8 million as compared to the same period in 2001 where operating activities used $3.1 million. The increase in cash provided by operations resulted from higher customer collections in the first three months of 2002 compared to the same period in 2001.

Cash Flows from Investing Activities
------------------------------------

Investing activities used funds of $2.4 million in the three months ended March 28, 2002, as compared to $1.7 million funds provided in the three months ended March 29, 2001. The use of funds in the first quarter of 2002 resulted mostly from the purchase of property and equipment of $2.4 million. The cash provided by investing activities in the first quarter of 2001 resulted mostly from the sale of property and equipment.

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

Earnings before Interest, Taxes, Depreciation, and Amortization
---------------------------------------------------------------

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA") (as revised - see "Change in Accounting Method and Revision of Financial Statements" discussion above) as defined by management, consists of net earnings before income tax provision, net interest expense, and depreciation and amortization. EBITDA represents a measure of the Company's ability to generate cash flow and does not represent net income or cash flow from operating, investing and financing activities as defined by U.S. generally accepted accounting principles ("GAAP"). EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issue discount which are included in "interest expense" in the Consolidated Statements of Operations and included in "amortization and depreciation" in the Consolidated Statements of Cash Flows.

Readers  are  cautioned  that  the  Company's   definition  of  EBITDA  may  not
necessarily be comparable to similarly titled captions used by other companies due to the potential inconsistencies in the method of calculation.

The following represents the Company's computation of EBITDA (in thousands):


                                                                 Three Months Ended
                                                                 ------------------
                                                              March 28,           March 29,
                                                           2002 (Revised        2001 (Revised
                                                           - See Note 2)        - See Note 2)
                                                           -------------        -------------
Net earnings                                                $ 4,846                $ 3,694
   Depreciation and amortization                              4,883                  4,787
   Interest expense, net                                      7,124                  8,084
   Income taxes                                               3,073                  2,787
   Amortization of deferred debt expense                       (522)                 (472)
   Debt issue discount                                         (155)                  (11)
                                                            --------               -------
EBITDA                                                      $19,249                $18,869
                                                            ========               =======

EBITDA (as defined above) increased by $0.4 million, or 2.0%, to $19.2 million for the first quarter of 2002 as compared to the comparable period in 2001. The increase in EBITDA in the three-month period in 2002 as compared to the similar period in 2001, is primarily attributable to higher operating profits as discussed above.

DynCorp Management Resources, Inc. ("DMR") Merger with DynTek, Inc.
-------------------------------------------------------------------

On December 27, 2001 the Company divested DMR, its state and local government services subsidiary, by merging it into TekInsight.com, Inc. The merger of TekInsight.com, Inc. and DMR formed the new entity DynTek, Inc. ("DynTek"). As a result of the merger, the Company received a 40% ownership interest in the new entity. DynTek is a public company listed on NASDAQ under the symbol DYTK, and is a provider of information technology and outsource management services to state and local governments serving customers across 17 states. Notwithstanding the merger, the Company continues to have contractual obligations for several outstanding performance bonds on certain DMR contracts, which total approximately $3.1 million as of March 28, 2002. DynTek has agreed to make its best effort to replace the bonds with its own obligations. The Company has also given the Commonwealth of Virginia certain assurances regarding DMR's performance on a contract to provide non-emergency medical transportation brokerage services in Virginia. Should DynTek default on the Virginia contracts and/or any of the performance bonds, it could result in financial losses for the Company. At the end of the first quarter 2002, management perceives the exposure to loss on these items as low. In addition, the majority of the estimated loss on the Virginia contract has been funded by the Company in the start-up phase of the contract, which occurred prior to the merger on December 27, 2001.

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

Chart Outlining Future Financial Commitments
--------------------------------------------

The following table sets forth the Company's total contractual cash obligations for the remaining nine months of 2002 and over the next four years and thereafter (in thousands):


                                                                   Cash Obligations Due by Year
                                                                   ----------------------------

                                               April -
Contractual                                   December
Cash Obligation                    Total        2002              2003         2004         2005        2006      Thereafter
---------------                    -----        ----              ----         ----         ----        ----      ----------
Long-term Debt                  $283,510      $19,028          $ 25,005      $28,083      $29,400     $47,500     $134,494
Operating Leases                 238,027       35,208            42,968       36,790       27,600      25,643       69,818
Maximum Liability to
 Repurchase ESOP
 Shares                          335,428       18,398            25,187       27,207       25,071      21,599      217,966
Liability to Repurchase
 Other Redeemable
 Common Stock                     11,600            -            11,600            -            -           -            -
                                --------      -------          --------      -------      -------     -------     --------
Total Contractual Cash
 Obligations                    $868,565      $72,634          $104,760      $92,080      $82,071     $94,742     $422,278
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

Critical Accounting Policies (Revised)
--------------------------------------

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

Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized where loss is considered probable and reasonably determinable in amount. Because there are estimates and judgments involved, the actual results could be different from those estimates. Accounts receivable balances related to such disputed items were immaterial at March 28, 2002 and December 27, 2001.

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

Interest Rate Risk
------------------

The Company has minimal exposure due to fluctuations in market interest rates. Had market interest rates been 10% higher in the first quarter of 2002, the Company's net earnings would have been approximately $39.1 thousand lower, or a change of 0.8%. This is derived from a historical model that recalculates the interest expense incurred by the Company assuming that the market interest rates to which the Company's interest payments are indexed were, in all cases, 10.0% higher, taking into consideration the effect of such higher interest rates on the interest rate swap as noted below.

From time to time, the Company may enter into various derivative financial instruments, including interest rate forwards, options and interest rate swaps, to manage the exposure of portions of the Company's total debt portfolio and related cash flows to fluctuations in market interest rates. In December 2000, the Company entered into a two year and 28-day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis beginning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability on designated portions of the Company's Senior Secured Credit Agreement Term A and Term B loans, which have a floating-rate, that may be caused by fluctuations in market interest rates. The adjustments to fair value of this derivative instrument during the three months ended March 28, 2002 resulted in additional decreases in accumulated other comprehensive income of $0.2 million. This swap is perfectly effective at its objective, and accordingly, there are no existing gains or losses as of March 28, 2002 that are expected to be reclassified into earnings within the next twelve months. The Company has also managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its Senior Secured Credit Agreement Term A and Term B loans until February 2002.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

     99.1 Certification by Chief Executive Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     99.2 Certification by Chief Financial Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

          DYNCORP




Date: November 4, 2002                         /s/ P.C. FitzPatrick
      ================                         ====================
                                                  P.C. FitzPatrick
                                                  Senior Vice President
                                                  and Chief Financial Officer



Date: November 4, 2002                          /s/ J.J. Fitzgerald
      ================                          ===================
                                                  J.J. Fitzgerald
                                                  Vice President
                                                  and Corporate Controller

                  Certification of the Chief Executive Officer

I, Paul V. Lombardi, hereby certify that:

1.       I have reviewed this quarterly report on Form 10-Q;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.






Date: November 4, 2002                    /s/ Paul V. Lombardi
      ================                    ====================
                                          Paul V. Lombardi
                                          President and Chief Executive Officer

                  Certification of the Chief Financial Officer

I, Patrick C. FitzPatrick, hereby certify that:

1.       I have reviewed this quarterly report on Form 10-Q;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date: November 4, 2002        /s/ Patrick C. FitzPatrick
      ================        ==========================
                              Patrick C. FitzPatrick
                              Senior Vice President and Chief Financial Officer