Form 10-Q/A
period 2002-06-27
DYNCORP
filed 2002-11-08
CIK 30770

FORM 10-Q/A, Amendment No. 1

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




This amendment for Form 10-Q is being filed to give effect to the revisions of the Company's financials statements, as discussed in Note 2 to the Consolidated Condensed Financial Statements included in Part I., Item 1.

                            DYNCORP AND SUBSIDIARIES
                          FORM 10-Q/A, Amendment No. 1
                       FOR THE QUARTER ENDED JUNE 27, 2002
                             (Revised - See Note 2)
                                      INDEX


                                                                        Page
                                                                        ----

PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1. Financial Statements

     Consolidated Condensed Balance Sheets at
         June 27, 2002 and December 27, 2001                            3-4

     Consolidated Condensed Statements of Operations for
         Three and Six Months Ended June 27, 2002 and
         June 28, 2001                                                  5

     Consolidated Condensed Statements of Cash Flows for
         Six Months Ended June 27, 2002 and
         June 28, 2001                                                  6

     Consolidated Statement of Stockholders' Equity for
          Six Months Ended June 27, 2002                                7

     Notes to Consolidated Condensed Financial Statements               8-16

   Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                          17-26

   Item 3. Quantitative and Qualitative Disclosures About Market Risk   26-27

PART II.  OTHER INFORMATION
---------------------------

  Item 1.  Legal Proceedings                                            27-29

  Item 6.  Exhibits and Reports on Form 8-K                             29-30

  Signatures                                                            31

  Certification of the Chief Executive Officer                          32

  Certification of the Chief Financial Officer                          33

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 27, 2002 AND DECEMBER 27, 2001
                                 (In thousands)



                                                                                  June 27,
                                                                                    2002
                                                                                  UNAUDITED
                                                                                  (Revised -          December 27,
                                                                                  See Note 2)             2001
                                                                                  -----------             ----
Assets
------
Current Assets:
 Cash and cash equivalents                                                         $  41,167             $  15,078
 Accounts receivable (net of allowance for doubtful accounts
        of $7,879 in 2002 and $6,637 in 2001)                                        340,193               345,358
 Other current assets                                                                 54,429                37,933
                                                                                   ---------             ---------
     Total current assets                                                            435,789               398,369

Property and Equipment (net of accumulated depreciation
 and amortization of $27,127  in 2002 and $26,599 in 2001)                            21,229                20,959

Goodwill                                                                             107,814               103,185

Intangible Assets (net of accumulated amortization of
 $25,163 in 2002 and $24,454 in 2001)                                                 19,981                27,240

Other Assets                                                                          29,487                48,687
                                                                                   ---------             ---------

Total Assets                                                                       $ 614,300             $ 598,440


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 27, 2002 AND DECEMBER 27, 2001
                      (In thousands, except share amounts)

                                                                                       June 27,
                                                                                         2002,
                                                                                       UNAUDITED
                                                                                       (Revised -               December 27,
                                                                                       See Note 2)                  2001
                                                                                       -----------                  ----
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Notes payable and current portion of long-term debt                                     $  25,047                  $  20,123
 Accounts payable                                                                           29,827                     19,420
 Deferred revenue and customer advances                                                      5,531                      6,195
 Accrued liabilities                                                                       217,350                    207,961
                                                                                         ---------                  ---------
     Total current liabilities                                                             277,755                    253,699

Long-Term Debt                                                                             249,099                    264,482

Other Liabilities and Deferred Credits                                                      48,853                     44,768

Contingencies and Litigation                                                                   -                          -

Temporary Equity:
 Redeemable common stock at redemption value -
   ESOP shares, 7,077,838 and 7,142,510
     shares issued and outstanding in 2002 and 2001,
     respectively, subject to restrictions                                                 368,649                    326,368
   Other redeemable common stock, 286,217 shares issued
            and outstanding in 2002 and 2001                                                 7,944                      6,967

Stockholders' Equity:
 Common stock, par value ten cents per share, authorized
   20,000,000 shares; issued 5,364,244 and 5,296,146 shares
   in 2002 and 2001, respectively                                                              536                        530
 Paid-in surplus                                                                           137,290                    138,052
 Accumulated other comprehensive loss                                                         (741)                    (1,081)
 Reclassification to temporary equity for redemption value
   greater than par value                                                                 (375,860)                  (332,596)
 Deficit                                                                                   (57,733)                   (59,681)
 Common stock held in treasury, at cost; 2,152,607 and
   2,196,853 shares in 2002 and 2001, respectively                                         (41,492)                   (43,068)
                                                                                         ----------                 ----------

Total Liabilities and Stockholders' Equity                                               $ 614,300                  $ 598,440
                                                                                         ==========                 ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.


                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                    UNAUDITED
                                                                   Three Months Ended              Six Months Ended
                                                                   ------------------              ----------------
                                                             June 27, 2002    June 28, 2001   June 27, 2002    June 28, 2001
                                                              (Revised -       (Revised -      (Revised -      (Revised -
                                                              See Note 2)      See Note 2)     See Note 2)      See Note 2)
                                                              -----------      -----------     -----------      -----------
Revenues                                                        $594,396        $476,611        $1,136,737       $915,590

Costs and expenses:
   Costs of services                                             562,518         449,657         1,077,700        864,915
   Corporate general and administrative                            7,216           7,199            14,834         14,026
   Interest income                                                 (172)           (159)             (240)          (453)
   Interest expense                                                6,963           8,032            14,156         16,409
   Amortization of intangibles of acquired companies                 519           1,738             1,037          3,649
   Other expense (other income)                                   18,081               6            19,873           (51)
                                                                --------        --------        ----------       --------
              Total costs and expenses                           595,125         466,473         1,127,360        898,495

(Loss) earnings before income taxes and
minority interest
                                                                   (729)          10,138             9,377         17,095
    (Benefit) provision for income taxes                           (206)           4,086             2,867          6,873
                                                                --------        --------        ----------       --------

(Loss) earnings before minority interest                           (523)           6,052             6,510         10,222
       Minority interest                                           1,398             635             3,585          1,111
                                                                --------        --------        ----------       --------

Net (loss) earnings                                             $(1,921)        $  5,417        $    2,925       $  9,111
                                                                ========        ========        ==========       ========
       Accretion of other redeemable common stock to
           redemption value                                          496             568               977          1,119

Common stockholders' share of net (loss) earnings               $(2,417)        $  4,849        $    1,948       $  7,992
                                                                ========        ========        ==========       ========

Basic (loss) earnings per share                                 $ (0.23)        $   0.46        $     0.18       $   0.76
                                                                ========        ========        ==========       ========

Diluted (loss) earnings per share                               $ (0.23)        $   0.44        $     0.17       $   0.72
                                                                ========        ========        ==========       ========

Weighted average number of shares
   outstanding for basic earnings per share                       10,662          10,559            10,654         10,552
Weighted average number of shares
   outstanding for diluted earnings per share                     10,662          11,106            11,566         11,061


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED


                                                                                           Six Months Ended
                                                                                           ----------------
                                                                                     June 27,              June 28,
                                                                                      2002                   2001
                                                                                   (Revised -             (Revised -
                                                                                   See Note 2)            See Note 2)
                                                                                   -----------            -----------
Cash Flows from Operating Activities:
Common stockholders' share of net earnings                                             $ 1,948             $  7,992
Adjustments to reconcile common stockholders' share of net earnings to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                        7,757               10,325
    Accretion of other redeemable common stock to redemption value                         977                1,119
    Gain on sale of assets of DynServices.com                                            (130)                    -
    Deferred income taxes                                                                  575                  121
    Non-cash net losses of unconsolidated affiliates                                     2,219                  527
    Change in minority interest                                                          3,585                1,111
    Changes in pension asset and other postretirement benefit obligations                2,591                1,404
    Non-cash reserve of investment in unconsolidated
     affiliate                                                                          15,812                    -
    Other                                                                                (877)                (425)
Changes in current assets and liabilities, net of acquisitions and dispositions:
   (Increase) decrease in current assets and certain other assets except
    cash and cash equivalents                                                          (8,041)               11,434
   Increase (decrease) in current liabilities and certain other liabilities
    excluding  notes payable and current portion of long-term debt                      14,718             (39,124)
                                                                                       -------            ---------
         Cash provided by (used in) operating activities                                41,134              (5,516)
                                                                                       -------            ---------

Cash Flows from Investing Activities:
Proceeds from sale of property and equipment                                               211                2,942
Purchases of property and equipment                                                    (4,009)              (3,348)
Proceeds from investments in unconsolidated affiliates                                     307                   29
Dividends paid to joint venture partners                                               (1,015)                (486)
Proceeds from the sale of assets of DynServices.com                                        400                    -
Capitalized software costs                                                               (267)                    -
Other                                                                                        -                (489)
                                                                                       -------            ---------
         Cash used in investing activities                                             (4,373)              (1,352)
                                                                                       -------            ---------

Cash Flows from Financing Activities:
Payments on indebtedness                                                               (73,622)           (159,250)
Proceeds from debt issuance                                                             62,950              159,250
Other                                                                                        -                  142
                                                                                       -------            ---------
         Cash (used in) provided by financing activities                               (10,672)                 142
                                                                                       -------            ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                    26,089              (6,726)
Cash and Cash Equivalents at Beginning of the Period                                    15,078               12,954
                                                                                       -------            ---------
Cash and Cash Equivalents at End of the Period                                         $41,167                6,228
                                                                                       =======            =========

Supplemental Cash Flow Information:
Cash paid for income taxes                                                             $ 9,563             $  7,270
                                                                                       =======            =========
Cash paid for interest                                                                 $13,011             $ 17,618
                                                                                       =======            =========

The accompanying notes are an integral part of these consolidated condensed financial statements.



                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED

                                                              Reclassification
                                                               for Redemption       Deficit                    Accumulated Other
                                     Common        Paid-in     Value Greater       (Revised -     Treasury      Comprehensive
                                      Stock        Surplus     than Par Value      See Note 2)     Stock        (Loss)/Income
                                      -----        -------     --------------      -----------     -----        -------------
Balance, December 27, 2001           $ 530        $138,052       $(332,596)         $(59,681)     $(43,068)        $(1,081)

Employee compensation plans
   (option exercises, restricted
    stock plan, incentive bonus)                    (1,739)                                          1,576
Reclassification to redeemable
   common stock                          6                         (42,287)
Accretion of other redeemable
common stock to redemption
value                                                  977            (977)             (977)
Adjustment to fair value of
   derivative financial instrument                                                                                      337
Translation adjustment and other                                                                                          3
Net earnings (Revised - See                                                            2,925
Note 2)
                                     ----------------------------------------------------------------------------------------
Balance, June 27, 2002 (Revised      $ 536        $137,290       $(375,860)         $(57,733)     $(41,492)        $  (741)
- See Note 2)                        =====        ========       ==========         =========     =========        ========

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

     Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized when a loss is considered probable and reasonably determinable in amount. Because there are estimates and judgments involved, the actual results could be different from those estimates. Accounts receivable balances related to such disputed items were immaterial at June 27, 2002 and December 27, 2001.

     Comprehensive Income

     For the three and six  months  ended  June 27,  2002,  total  comprehensive
     (loss) income was $(1.8) million and $3.3 million, respectively. The $(1.8) million for the three months ended June 27, 2002 includes, in addition to net earnings, translation adjustment and other of $(0.04) million, and the adjustment to fair value of derivative financial instruments of $0.1 million. The $3.3 million for the six months ended June 27, 2002 includes, in addition to net earnings, translation adjustment and other of $0.003 million, and the adjustment to fair value of derivative financial instruments of $0.3 million. The components of accumulated other comprehensive loss as of June 27, 2002 consist of translation adjustment and other of $(0.04) million, an adjustment to fair value of derivative financial instruments of $(0.6) million, and the cumulative effect of a change in  accounting  principle of $(0.1)  million for the adoption of the
     Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

     Investment Recoverability

     The Company periodically evaluates the recoverability of its equity investments, in accordance with Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise in which a loss in value is considered to be other than temporary, the Company will record a write-down of the investment to its estimated fair value. The Company's recoverability analysis is based on the projected undiscounted cash flows of the investments, which is the lowest level of cash flow information available, or other appropriate methods. During the second quarter of 2002, the Company r ecorded a write-off of approximately $15.8 million, which represented the net balance of a certain investment, which was stated in excess of its net realizable value. The total charge was included in Other Expense (Other Income) on the Consol-idated Condensed Statement of Operations for the six months ended June 27, 2002.

Note 2.  Revision of Financial Statements

     The Company previously issued financial statements for the three and six months ended June 27, 2002 and June 28, 2001 in which it had reflected the change in accounting methods discussed below. Subsequent to the issuance of these financial statements, the Company had a re-audit of its financial statements for the three fiscal years ended December 27, 2001, December 28, 2000, and December 30, 1999 completed by its new independent accountants and it was determined that revenue recognition was also impacted by the accounting change. Certain fixed price service contracts and other service contracts had calculated revenue by using cost incurred in relation to total estimated cost at completion as a measurement of progress toward completion. Revenue for such contracts was adjusted in order to comply with SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Fi-nancial Statements," which prescribes recognizing revenue on a straight-line basis over the contract period or by other appropriate methods to measure services provided. As a result, revenue was adjusted for the three and six month periods ended June 27, 2002 and June 28, 2001.

     As reported in the previously filed Form 10-Q for the period ended June 27, 2002, the Company had discussions with the staff of the SEC regarding its method of accounting for certain long-term service contracts and the re-lated applicability of the percentage of completion method to service con-tracts with the Federal Government. Previously, the Company followed the historical industry-wide practice of recording income from long-term ser-vice contracts using the percentage of completion method, in accordance with the AICPA "Audit and Accounting Guide, Audits of Federal Government Contractors," which incorporates as an appendix AICPA SOP No. 81-1. Under this method, income is recognized at a consistent profit margin over the period of performance based on the estimated profit margin at the com-pletion of the contract. Such a method has resulted in deferral of costs, including start-up costs, and deferral of profits on certain contracts. Under SOP No. 81-1, revenue can be recognized based on costs incurred as a measurement of progress towards completion, which can differ from other revenue recognition methods such as those outlined in SEC SAB No. 101. Following discussions with the SEC's staff, it was determined that percentage of completion accounting should be applied to long-term contracts which are specifically described in the scope section of AICPA SOP No. 81-1 or in other appropriate accounting literature. All other long-term service contracts, even those with the Federal Government, should not apply the percentage of completion method. Accordingly, the Company changed its method of accounting on these long-term service contracts to be in accordance with SEC SAB No. 101 or other applicable generally accepted accounting principles. As a result of these changes, profit margins on a given long-term service contract could now fluctuate from one accounting period to another due to fluctuations in the revenue earned and costs incurred in a given accounting period. The Company has applied this change in accounting methods to its original Form 10-Q filing for the quarterly period ended June 27, 2002 (filed August 19, 2002) to eliminate the deferral of such cost or profits on service contracts. The previous change did not have any effect on the Company's revenues. As a result of the aforementioned re-audit, it was determined that revenue on certain contracts should also have been revised.

     The effects of the  revisions  are  presented in the June 27, 2002 and June
     28, 2001 unaudited quarterly financial data in the tables below. The "As Reported" numbers are taken from the previously filed Form 10-Q for the quarterly periods ended June 27, 2002 and June 28, 2001.


                                                     Three Months Ended (Unaudited)    Six Months Ended (Unaudited)
                                                     ------------------------------    ----------------------------
                                                      June 27,         June 27,         June 27,         June 27,
                                                        2002             2002             2002             2002
Statement of Operations Data:                        As Reported      As Revised       As Reported      As Revised
-----------------------------                        -----------      ----------       -----------      ----------
Revenues                                              $595,011         $594,396         $1,139,790       $1,136,737
(Loss) earnings before income taxes and
      minority interest                                   (114)            (729)            12,430            9,377
(Benefit) provision for income taxes                       (38)            (206)             4,251            2,867
Minority interest                                        1,429            1,398              2,692            3,585
Net (loss) earnings                                     (1,505)          (1,921)             5,487            2,925
Common stockholders' share of net
    (loss) earnings                                     (2,001)          (2,417)             4,510            1,948
Common stockholders' share of net
   (loss) earnings per common share:
Basic (loss) earnings per share                       $  (0.19)        $  (0.23)        $     0.42       $     0.18
Diluted (loss) earnings per share                     $  (0.19)        $  (0.23)        $     0.39       $     0.17


                                                     Three Months Ended (Unaudited)    Six Months Ended (Unaudited)
                                                     ------------------------------    ----------------------------
                                                      June 28,         June 28,         June 28,         June 28,
                                                        2001             2001             2001             2001
Statement of Operations Data:                       As Reported       As Revised      As Reported       As Revised
-----------------------------                       -----------       ----------      -----------       ----------
Revenues                                              $476,900         $476,611         $916,973         $915,590
Cost of services                                       449,657          449,657          865,252          864,915
Earnings before income taxes and
minority interest                                       10,427           10,138           18,141           17,095
Provision for income taxes                               4,082            4,086            7,136            6,873
Minority interest                                          934              635            1,545            1,111
Net (loss) earnings                                      5,411            5,417            9,460            9,111
Common stockholders' share of net
 earnings                                                4,843            4,849            8,341            7,992
Common stockholders' share of net
   earnings per common share:
Basic earnings per share                              $   0.46         $   0.46         $   0.79         $   0.76
Diluted earnings per share                            $   0.44         $   0.44         $   0.75         $   0.72




                                                        June 27, 2002     June 27, 2002
                                                          Unaudited        Unaudited
Balance Sheet Data:                                      As Reported       As Revised
-------------------                                      -----------       ----------
Accounts receivable, net of allowance for
doubtful accounts                                          $351,878         $340,193
Other current assets                                         50,047           54,429
Total assets                                                621,603          614,300
Accrued liabilities                                         217,491          217,350
Other liabilities and deferred credits                       49,210           48,853
Deficit                                                     (50,928)         (57,733)


Note 3.  Other Current Assets

     Other current assets as of June 27, 2002 and December 27, 2001 included $20.8 million and $8.8 million of inventories on long-term contracts, respectively.

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

     Common stock which is redeemable has been reflected as Temporary Equity at the redemption value at each balance sheet date and consists of the following:


                                                         Balance at                                     Balance at
                                       Redeemable         June 27,                        Redeemable   December 27,
                            Shares        Value            2002               Shares        Value         2001
                            ------        -----            ----               ------        -----         ----
 ESOP Shares                2,954,885      $53.25         $157,348            2,995,783      $47.00        $140,802
                            4,122,953      $51.25          211,301            4,146,727      $44.75         185,566
                            ---------                     --------            ---------                    --------
                            7,077,838                     $368,649            7,142,510                    $326,368
                            =========                     ========            =========                    ========

 Other Shares                 286,217      $27.76         $  7,944              286,217      $24.34        $  6,967
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

Note 7.  Earnings Per Share ("EPS")

     The following table sets forth (in thousands) the reconciliation of shares for basic EPS to shares for diluted EPS. Basic EPS is computed by dividing common stockholders' share of net earnings by the weighted average number of common shares outstanding and contingently issuable shares. The weighted average number of common shares outstanding includes issued shares less shares held in treasury and any unallocated Savings' Plans shares. Shares earned and vested but unissued under the Restricted Stock Plan are contingently issuable shares whose conditions for issuance have been satisfied and as such have been included in the calculation of basic EPS. Diluted EPS is computed similarly except the denominator is increased to include the weighted average number of stock options outstanding, assuming the treasury stock method. For the three months ended June 27, 2002, weighted average stock options outstanding of 970 thousand were not in-cluded in the computation of diluted EPS because to do so would have been antidilutive. Therefore, the diluted loss per share for the three months ended June 27, 2002 was computed in the same manner as the basic loss per share.


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
                                                              ======          ======      ======         ======

Note 8.  Goodwill and Other Intangible Assets - Adoption of Statement 142

     The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets," beginning December 28, 2001, the first day of fiscal 2002. The provisions of SFAS No. 142 eliminate amortization of goodwill and require an impairment assessment at least annually by applying a fair-value based test. Accordingly, the Company has eliminated amortization in 2002 for goodwill, which includes assembled workforce of $4.6 million as of June 27, 2002, previously classified as an intangible asset as of December 27, 2001. The total carrying amount for goodwill is $107.8 million and $103.2 million as of June 27, 2002 and December 27, 2001, respectively. The Company has identified the reporting units to be tested for the goodwill impairment test, which will be measured as of the beginning of the fiscal year. The Company has completed the first step of the transitional impairment test in accordance with the provisions of SFAS No. 142. The Company has concluded that there has been no impairment of such assets as of the beginning of fiscal year 2002.

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

Intangible Assets, Net of                 Gross                     Accumulated
  Accumulated Amortization           Carrying Amount               Amortization
  ------------------------           ---------------               ------------
Contracts acquired                     $  1,703                      $  1,543
Core and developed technology            14,800                         5,800
                                       --------                      --------
                                       $ 16,503                      $  7,343
                                       ========                      ========

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


                                                                  Three Months Ended                   Six Months Ended
                                                                  ------------------                   ----------------
                                                              June 27,           June 28,          June 27,          June 28,
                                                               2002                2001              2002              2001
                                                            (Revised -          (Revised -        (Revised -        (Revised -
                                                            See Note 2)         See Note 2)       See Note 2)       See Note 2)
                                                            -----------         -----------       -----------       -----------
Common stockholders' share of net (loss)
earnings                                                       $  (2,417)           $ 4,849           $ 1,948          $ 7,992
Add back: Goodwill amortization                                        -                548                 -            1,057
Add back: Assembled workforce amortization                             -                134                 -              267
                                                               ----------           -------           -------          -------
Adjusted  common  stockholders'  share of net
(loss) earnings                                                $  (2,417)           $ 5,531           $ 1,948          $ 9,316
                                                               ==========           =======           =======          =======

Basic earnings per share:
Common stockholders' share of net (loss) earnings              $   (0.23)           $  0.46           $  0.18          $  0.76
Goodwill amortization                                                  -               0.05                 -             0.10
Assembled workforce amortization                                       -               0.01                 -             0.03
                                                               ----------           -------           -------          -------
Adjusted common stockholders' share of net
(loss) earnings                                                $   (0.23)           $  0.52           $  0.18          $  0.89
                                                               ==========           =======           =======          =======

Diluted earnings per share:
Common stockholders' share of net (loss)
earnings                                                       $   (0.23)           $  0.44           $  0.17          $  0.72
Goodwill amortization                                                  -               0.05                 -             0.10
Assembled workforce amortization                                       -               0.01                 -             0.02
                                                               ----------           -------           -------          -------
Adjusted common stockholders' share of net
(loss) earnings                                                $   (0.23)           $  0.50           $  0.17          $  0.84
                                                               ==========           =======           =======          =======

Note 9.  Recently Issued Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required that all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item if material. SFAS No. 145 requires that gains and losses from exting-uishment of debt be classified as extraordinary only if they meet criteria in Accounting Principles Board Opinion No. 30, thus distinguishing tran-sactions that are part of recurring operations from those that are unusual or infrequent, or that meet the criteria for classification as an extra-ordinary item. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to require that lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS No. 145 rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Ex-tinguishments of Debt Made to Satisfy Sinking-Fund Requirements," which are not currently applicable to the Company. The provisions of SFAS No. 145 as they relate to the rescission of SFAS No. 4 shall be applied in fiscal year 2003. Certain provisions related to SFAS No. 13 are effective for tran-sactions occurring after May 15, 2002. Management does not expect SFAS No. 145 to have a material impact on the Company's results of operations or fi-nancial condition.

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

Note 10.  Business Segments

     Effective January 2002, the Company realigned its five strategic business segments into four segments. DynCorp Information and Enterprise Technology ("DI&ET") and DynCorp Information Systems LLC ("DIS") were combined into one strategic business segment, DynCorp Systems and Solutions ("DSS"), in order to structure one business segment providing integrated information technology and business functional outsourcing to the federal government. The business segment information for 2001 has been revised to give effect to this change. DSS provides a wide range of information technology services and other professional services including network and communications engineering, government operational outsourcing, security and intelligence programs. DynCorp International LLC ("DI") operates the Company's overseas business, including information technology solutions, technical services, and worldwide maintenance support to U.S. military aircraft. DynCorp Technical Services ("DTS") provides a wide variety of specialized technical services including aviation services, range technical services, base operations, and logistics support. AdvanceMed ("ADVMED") is structured as a business-to-business, eHealth decision support solution organization and provides an integrated set of decision support tools to meet the needs of healthcare payers and providers.

     Revenues, operating profit and identifiable assets for the Company's four business segments for 2002 and the comparable periods for 2001 are presented below:


                                                                Three Months Ended                    Six Months Ended
                                                                ------------------                    ----------------
                                                         June 27, 2002       June 28, 2001       June 27, 2002        June 28, 2001
                                                        (Revised - See      (Revised - See       (Revised - See      (Revised - See
                                                            Note 2)            Note 2) (c)           Note 2)            Note 2) (c)
                                                            -------            -----------           -------            -----------
Revenues
--------
   DSS                                                      $242,663            $203,411            $  467,201            $391,265
   DI                                                        178,683             131,428               343,134             250,085
   DTS                                                       160,044             125,711               299,256             243,290
   ADVMED                                                     13,006              16,061                27,146              30,950
                                                            --------            --------            ----------            --------
                                                            $594,396            $476,611            $1,136,737            $915,590
                                                            ========            ========            ==========            ========
Operating Profit (Loss) (a)
---------------------------
   DSS                                                      $ 17,729            $ 14,156            $   32,657            $ 23,568
   DI                                                         10,804               8,536                18,015              17,063
   DTS                                                         4,923               2,194                 8,666               7,200
   ADVMED                                                        114               1,399                 (619)               1,696
                                                            --------            --------            ----------            --------
                                                              33,570              26,285                58,719              49,527

 Corporate general and administrative                          7,216               7,199                14,834              14,026
 Interest income                                               (172)               (159)                 (240)               (453)
 Interest expense                                              6,963               8,032                14,156              16,409
 Goodwill amortization                                             -                 959                     -               1,850
 Amortization of other intangibles of acquired companies         519                 779                 1,037               1,799
 Minority interest included in operating profit              (1,398)               (635)               (3,585)             (1,111)
 Other miscellaneous (b)                                      21,171                (28)                23,140                (88)
                                                            --------            --------            ----------            --------
(Loss) earnings before income taxes and minority interest   $  (729)            $ 10,138            $    9,377            $ 17,095


                                                            June 27 2002,
                                                           (Revised - See       December 27,
                                                               Note 2)            2001 (c)
                                                               -------            --------
  Identifiable Assets
  -------------------
     DSS                                                      $279,995            $290,733
     DI                                                         94,192              94,464
     DTS                                                       127,251             100,573
     ADVMED                                                     23,370              26,880
     Corporate                                                  89,492              85,790
                                                              --------            --------
                                                              $614,300            $598,440
                                                              ========            ========

(a) Defined as the excess of revenues over operating expenses and certain non-operating expenses.

(b) Other miscellaneous includes $15.8 million for the write-off of an investment in an unconsolidated affiliate in the second quarter of 2002 (see Note 1).

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

Note 12.  Subsequent Events

During the third quarter of 2002, the Company entered into an agreement with an investee pursuant to which the Company and its investee agreed to settle all disputes between them. As part of the agreement, the Company agreed to loan $5.0 million to the investee which was fully reserved for in the third quarter of 2002.

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

Results of Operations
---------------------

The  Company  provides  diversified  management,   technical,   engineering  and
professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the U.S. Departments of Defense, Energy, State, Justice, and Treasury, the National Aeronautics and Space Administration, and various other U.S. state and local government agencies, commercial clients, and foreign governments. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed price, time-and-material or cost reimbursement contracts depending on the work requirements and other individual circumstances. The following discusses the Company's results of operations and financial condition (as revised - see "Revision of Financial Statements") for the three and six months ended June 27, 2002 and the comparable periods for 2001.

The Company realigned the DynCorp Information Systems LLC ("DIS") strategic business segment effective January 2002 into the DynCorp Systems and Solutions ("DSS") strategic business segment (see Note 10 to the Consolidated Condensed Financial Statements), and therefore the DIS results of operations and financial position have been included in the DSS financial information.

Revision of Financial Statements
--------------------------------

The Company previously issued financial statements for the three and six months ended June 27, 2002 and June 28, 2001 in which it had reflected the change in accounting methods discussed below. Subsequent to the issuance of these financial statements, the Company had a re-audit of its financial statements for the three fiscal years ended December 27, 2001, December 28, 2000, and December 30, 1999 by its new independent accountants and it was determined that revenue recognition was also impacted by the accounting change. Certain fixed price service contracts and other service contracts had calculated revenue using cost incurred in relation to total estimated cost at completion as a measurement of progress toward completion. Revenue was adjusted in order to comply with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which prescribes recognizing revenue on a straight-line basis over the contract period or by other appropriate methods to measure services provided. As a result, revenue was adjusted for the three and six month periods ended June 27, 2002 and June 28, 2001.

As reported in the previously filed Form 10-Q for the period ended June 27, 2002, the Company had discussions with the staff of the SEC regarding its method of accounting for certain long-term service contracts and the related applicability of the percentage of completion method to service contracts with the Federal Government. Previously, the Company followed the historical industry-wide practice of recording income from long-term service contracts using the percentage of completion method, in accordance with the American Institute of Certified Public Accountants ("AICPA") "Audit and Accounting Guide, Audits of Federal Government Contractors," which incorporates as an appendix AICPA Statement of Position ("SOP") No. 81-1, "Accounting for Performance of
Construction Type and Certain Production-Type Contracts." Under this method, income is recognized at a consistent profit margin over the period of performance based on the estimated profit margin at the completion of the contract. Such a method has resulted in deferral of costs, including start-up costs, and deferral of profits on certain contracts. Under SOP No. 81-1, revenue can be recognized based on costs incurred as a measurement of progress towards completion, which can differ from other revenue recognition methods such as those outlined in SEC SAB No. 101.

Following discussions with the SEC's staff, it was determined that percentage of completion accounting should be applied to long-term contracts which are specifically described in the scope section of AICPA SOP No. 81-1 or in other appropriate accounting literature. All other long-term service contracts, even those with the Federal Government, should not apply the percentage of completion method. Accordingly, the Company changed its method for accounting on these long-term service contracts to be in accordance with SEC SAB No. 101 or other applicable generally accepted accounting principles. As a result of these changes, profit margins on a given long-term service contract could now fluctuate from one accounting period to another due to fluctuations in the revenue earned and costs incurred in a given accounting period. The Company has applied this change in accounting methods to its original Form 10-Q filing for the quarterly period ended June 27, 2002 (filed August 19, 2002) to eliminate the deferral of such cost or profits on service contracts. The previous change did not have any effect on the Company's revenues. As a result of the aforementioned re-audit, it was determined that revenue on certain contracts should also have revised.

As a result of the revisions described above, reported common stockholders' share of net loss increased by $0.4 million, from $(2.0) million to $(2.4) million for the three months ended June 27, 2002. Reported common stockholders' share of net earnings decreased by $2.6 million, from $4.5 million to $1.9 million for the six months ended June 27, 2002. Reported common stockholders' share of net earnings remained at $4.8 million for the three months ended June 28, 2001 and decreased by $0.3 million, from $8.3 million to $8.0 million for the six months ended June 28, 2001. Reported common stockholders' share of net loss per diluted share increased from $(0.19) to $(0.23) for the three months ended June 27, 2002. Reported common stockholders' share of net earnings per diluted share decreased from $0.39 to $0.17 for the six months ended June 27, 2002. Reported common stockholders' share of net earnings per diluted share remained at $0.44 for the three months ended June 28, 2001 and decreased from $0.75 to $0.72 for the six months ended June 28, 2001.

The effects of the revisions for the change in accounting method on certain long-term service contracts on the June 27, 2002 and June 28, 2001 financial data are presented in Note 2 to these Consolidated Condensed Financial Statements.

Revenues and Operating Profit
-----------------------------

Revenues for the three months ended June 27, 2002 increased by $117.8 million, or 24.7%, to $594.4 million as compared to $476.6 million for the same period in 2001. Revenues for the six months ended June 27, 2002 increased by $221.1 million, or 24.2%, to $1.1 billion as compared to $915.6 million for the same period in 2001. Operating profit was $33.6 million and $58.7 million for the three and six months ended June 27, 2002, increases of $7.3 million, or 27.7%, and $9.2 million, or 18.6%, respectively from the same periods in 2001. Operating profit is defined as the excess of revenues over cost of services and certain non-operating income and expenses, which are included in Other Expense (Other Income) on the Consolidated Condensed Statements of Operations. See the "Revision of Financial Statements" discussion above and in Note 2 to the Consolidated Condensed Financial Statements for the impact on revenues and operating profit relating to the Company's change in its method of accounting on long-term service contracts and revision of financial statements. The increase in both revenues and operating profit was attributable primarily to several new contract wins and increased tasking on existing contracts. The increase in operating profit is due to losses on several contracts in the first half of 2001 that did not continue in the first half of 2002 and increased profit due to additional revenue in the first half of 2002 for contract costs that were recognized in a prior period.

DSS had revenues of $242.7 million and $467.2 million in the three and six months ended June 27, 2002, compared to revenues of $203.4 million and $391.3 million in the same periods in 2001. The increases in revenue in the second quarter and first half of 2002 of $39.3 million, or 19.3%, and $75.9 million, or 19.4%, respectively resulted primarily from the start-up of two new contracts and increased tasking on existing contracts. The two new contracts consisted of one which started in the third quarter of 2001 for updated office automation, including desktop computers, servers, and networks, for the Federal Bureau of Investigation ("FBI") and which provided the majority of the increase in revenues, and the other to manage and operate the infrastructure facilities, hardware, software and systems relating to non-EDGAR systems at the SEC. These two contracts provided combined revenues of $42.0 million and $90.4 million in the three and six months ended June 27, 2002. Also, contributing to the revenue growth was expansion of a Department of Defense ("DoD") program for vaccine production, growth in a contract that provides battlefield simulation and virtual training system support services and maintenance for the U.S. Army, and growth in a DoD contract that provides security background investigations that was awarded in the second quarter of 2000. Partially offsetting these increases in revenue was the completion of a subcontract providing operations management to the Department of Energy ("DoE") in September 2001. Revenues for the three and six months ended June 28, 2001 for this subcontract were $23.5 million and $48.3 million, respectively. Also offsetting these increases in revenues for DSS was the divesture of DynCorp Management Resources, Inc. ("DMR") in December 2001, which provided $7.3 million and $14.4 million for the three and six months ended June 28, 2001.

For the second quarter and six months ended June 27, 2002, operating profit for DSS increased by $3.6 million, or 25.3%, and $9.1 million, or 38.6%, respectively, to $17.7 million and $32.7 million, respectively. The operating profit increases for DSS resulted primarily from the new FBI contract and, to a lesser extent, the new SEC contract discussed above. These two contracts provided combined operating profits of $3.1 million and $4.9 million for the three and six months ended June 27, 2002. In addition, operating profit increased due to increased tasking and a larger award fee pool on the vaccine production, battlefield simulation, and the security background investigations contracts that are all noted above. Also contributing to the increase in operating profits were the losses on the DMR contracts in the three and six months ended June 28, 2001 that did not continue in 2002. Partially offsetting these increases to operating profit was the completion of the DoE subcontract in the third quarter of 2001, which is noted above. Operating profit on this DoE subcontract for the three and six months ended June 28, 2001 was $0.4 million and $1.4 million, respectively.

DynCorp International's ("DI") second quarter and six-month 2002 revenues grew by 36.0% and 37.2% to $178.7 million and $343.1 million, respectively, as compared to the same prior year periods of $131.4 million and $250.1 million, respectively. The increase in revenues resulted primarily from growth in a contract that provides maintenance, storage, and security support of war reserve materials to the United States Central Command Air Forces, growth on a contract with the U.S. Armed Forces that started up in the second half of 2001 that provides maintenance and parts to military aircraft, increased tasking on a contract with the Department of State ("DoS") in support of the government's drug eradication program, primarily in South America, and increased tasking on a contract which provides combat service support augmentation and Force Provided Training Modules primarily to the U.S. Army. DI also commenced performance on a new commercial subcontract in Saudi Arabia involving repair and maintenance of Saudi military aircraft, which was awarded in the fourth quarter of 2001 and became fully operational in 2002. This contract provided revenues of $5.7 million and $12.1 million in the three and six months ended June 27, 2002. In addition, DI was also awarded a new contract with the U.S. Air Force in March 2002 supporting aerial counter-drug surveillance missions in central South America and the Caribbean and including providing base operations support for personnel and aircraft. This contract provided $4.8 million in the first half of 2002. Partially offsetting the increases in revenues was the decreased manning requirements on the DoS international police task force contract in the second quarter of 2002.

DI's second quarter and six-month 2002 operating profits grew by 26.6% and 5.6% to $10.8 million and $18.0 million, respectively, as compared to the same prior year periods of $8.5 million and $17.1 million, respectively. The increases in operating profits resulted from the increased tasking on several contracts and the new contracts as mentioned above. DI's operating profit was also positively impacted due to additional revenue on contract costs that were recognized in a prior period. Partially offsetting the increases in operating profits was the decreased manning requirements on the DoS international police task force contract in the second quarter of 2002. The contract, which provides combat service support augmentation and Force Provided Training Modules primarily to the U.S. Army, is expected to be substantially complete by the end of 2002. This contract provided revenues of $16.1 million and $22.1 million and operating profits of $0.8 million and $1.1 million, respectively, in the three and six months ended June 27, 2001. Management expects that the new contracts discussed above will offset the lost revenue and operating profit.

DynCorp Technology Services' ("DTS") revenues for the three and six months ended June 27, 2002, grew 27.3% and 23.0%, respectively, to $160.0 million and $299.3 million, respectively, compared to $125.7 million and $243.3 million for the comparable periods in 2001. The increases in the DTS revenues resulted from new contracts and increased tasking on existing contracts. DTS was awarded a new contract in the second quarter of 2002 with the National Aeronautics and Space Administration ("NASA"), which provides base operations and maintenance support for the Johnson Space Center. This contract provided $8.3 million in revenues in the second quarter of 2002. DTS was also awarded a contract to provide repair and maintenance to the California Department of Forestry helicopters in the first quarter of 2002, which provided $4.9 million in revenues in the first half of 2002. In addition, revenues increased due to increased tasking on two U.S. Air Force contracts providing aircraft maintenance and base operations support. One of these contracts is at Andrews AFB and was awarded in the first quarter of 2001 and the other is at Vance AFB and was awarded in October 2000. Revenues also increased due to increased tasking on a U.S. Military Sealift Command contract, which manages, operates, and maintains non-combat oceangoing U.S. Navy ships and on a contract that provides range operations and maintenance support to the U.S. Navy. DTS reported revenue increases at Fort Rucker due to increased contract requirements that have resulted in additional personnel and the negotiation of a new collective bargaining agreement that resulted in a higher wage and fringe package for the employees. This contract provided $12.4 million and $16.7 million for the second quarter and six-month revenue increases in 2002. Management expects revenue growth on a U.S. Air Force contract that provides base operations and support services at Maxwell AFB, which will become fully operational in the second half of 2002.

DTS operating profits for the three and six months ended June 27, 2002, grew 124.4% and 20.4%, respectively, to $4.9 million and $8.7 million, respectively, compared to $2.2 million and $7.2 million for the comparable periods in 2001. DTS operating profits increased due to the new contracts and increased tasking on the contracts discussed above. Operating profits grew faster than revenues for the three months ended June 27, 2002 due to improved profit margins on some of DTS' base operations and aviation support services contracts.

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

Cost of Services
----------------

Cost of services as a percentage of revenue remained consistent for the three and six months ended June 27, 2002, as compared to the same periods in 2001. Cost of services (as revised - see "Revision of Financial Statements" discussion above) was 94.6% and 94.8% of revenue for the three and six months ended June 27, 2002, respectively, as compared to 94.3% and 94.5%, respectively, for the comparable periods in 2001. Cost of services was $562.5 million and $1.1 billion, respectively, compared to $449.7 million and $864.9 million for the comparable periods in 2001, increases of $112.9 million and $212.8 million, respectively. Cost of services as a percentage of revenue was higher in 2002 due to higher balances of deferred costs that were expensed in 2002 compared to 2001 due to the revision of financial statements as described above and in Note 2 to the Consolidated Condensed Financial Statements. Offsetting these increases in cost of services as a percentage of revenue as compared to 2001 were lower percentages due to DTS operating profits growing faster than revenues from improved profit margins on some of its base operations and aviation support services contracts. Cost of services for the Company includes mainly direct labor, direct overhead, and direct facility costs.

Corporate General and Administrative Expense
--------------------------------------------

Corporate general and administrative expense was relatively unchanged at $7.2 million for the second quarter of 2002 as compared to the same period in 2001 and increased slightly in the first six months of 2002 to $14.8 million as compared to $14.0 million in the same period in 2001. Corporate general and administrative expense as a percentage of revenue was 1.2% and 1.3% for the three and six months ended June 27, 2002 and 1.5% for the same periods in 2001. The slight increase in corporate general and administrative expense was due to costs associated with the management efforts to explore the potential sale of the Company or its merger with a third party. In the first quarter of 2002, the Board of Directors authorized management to consider interests of third parties in a merger or sale of the Company. No formal agreement has been negotiated or executed at this time. The Company has notified its stockholders and participants  in its Savings  and  Retirement  Plan,  Capital  Accumulation  and
Retirement   Plan,   and  former   Employee   Stock   Ownership  Plan  of  these
circumstances.

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

Amortization of Intangibles of Acquired Companies
-------------------------------------------------

Amortization of intangibles of acquired companies was $0.5 million and $1.0 million for the second quarter and first six months of 2002, respectively, as compared to $1.7 million and $3.6 million for the comparable periods of 2001. The decrease resulted from the Company's adoption on December 28, 2001, the first day of fiscal year 2002, of the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The provisions of SFAS No. 142 eliminated amortization of goodwill, including assembled workforce which is now considered goodwill, and accordingly, the Company eliminated amortization of goodwill beginning December 28, 2001. The provisions also require an impairment assessment at least annually by applying a fair-value based test. See Note 8 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q/A, Amendment No.1 to show what the impact would have been on the second quarter and first half of 2001 financial results if SFAS No. 142 had been adopted at the beginning of fiscal 2001.

Other Expense (Other Income)
----------------------------

Other expense (other income) was $18.1 million and $19.9 million for the three and six months ended June 27, 2002 and consists mostly of the Company's share of the estimated net losses of unconsolidated affiliates, and the write-off of an investment in an unconsolidated affiliate.

The Company periodically evaluates the recoverability of its equity investments, in accordance with Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of its investment to fair value. The Company's recoverability analysis is based on the projected undiscounted cash flows of the investments, which is the lowest level of cash flow information available, or other appropriate methods. During the second quarter of 2002, the Company recorded a non-recurring, write-off of approximately $15.8 million, which represented the net balance of a certain investment, which was stated in excess of its net realizable value. The total charge was included in Other Expense (Other Income) on the Consolidated Condensed Statement of Operations at June 27, 2002.

Income Taxes
------------

The provisions for income taxes in 2002 and 2001 are based upon estimated effective tax rates, including the impact of permanent differences between the book bases of assets and liabilities recognized for financial reporting purposes and the bases recognized for tax purposes. The provision for income taxes (as revised - see "Revision of Financial Statements" discussion above) decreased by $4.3 million and $4.0 million for the three and six months ended June 27, 2002, respectively, from the comparable periods in 2001. The decreases were due to lower pretax income in both the three and six months ended June 27, 2002 partially offset by a higher effective tax rate in the first six months of 2002, compared to the same periods in 2001. The Company's effective tax rate approximated 49.5% for the six months ended June 27, 2002, compared to 43.0% in the comparable period in 2001, after taking into account the effect of minority interests.

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

Working Capital
---------------

Working capital (as revised - see "Revision of Financial Statements" discussion above), defined as current assets less current liabilities, was $158.0 million at June 27, 2002 compared to $144.7 million at December 27, 2001, an increase of $13.4 million, or 9.2%. The ratio of current assets to current liabilities at June 27, 2002 and December 27, 2001 was 1.6. The increase in working capital was primarily a result of increased revenue and strong customer collections, which resulted in a higher cash and cash equivalents balance at June 27, 2002 compared to December 27, 2001, and increases in the other current asset balance, which was due to increased inventory on a FBI contract. Partially offsetting these increases in cash and cash equivalents and other current assets was a larger current portion of the Senior Secured Credit Agreement Term A debt as of June 27, 2002 and increases in certain accrued expenses.

Cash Flows from Operating Activities
------------------------------------

Cash provided by operations was $41.1 million in the first six months of 2002, an increase of $46.7 million from the comparable period in 2001. The major components of the increase were higher collections of receivables, higher accounts payable, and higher operating profits, excluding non-cash net losses of unconsolidated affiliates of $2.2 million and a non-cash reserve of an investment in an unconsolidated affiliate of $15.8 million in the second quarter of 2002. In the first six months of 2001, $5.5 million was used in operations. The major components of the $5.5 million were a decrease in current liabilities and certain other liabilities of $39.1 million, offset by net earnings of $8.0 million, and a decrease in current assets and certain other assets of $11.4 million.

Cash Flows from Investing Activities
------------------------------------

Investing activities used funds of $4.4 million in the six months ended June 27, 2002, as compared to cash used by investing activities of $1.4 million in the six months ended June 28, 2001. The use of funds in the first half of 2002 resulted mostly from the purchase of property and equipment of $4.0 million, compared to the purchase of property and equipment in the same period of 2001 of $3.3 million.

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

Earnings before Interest, Taxes, Depreciation, and Amortization
---------------------------------------------------------------

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA") (as revised - see "Revision of Financial Statements" discussion above) as defined by management, consists of net earnings before income tax provision (benefit), net interest expense, and depreciation and amortization. EBITDA represents a measure of the Company's ability to generate cash flow and does not represent net income or cash flow from operating, investing and financing activities as defined by generally accepted accounting principles ("GAAP"). EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issue discount which are included in "interest expense" in the Consolidated Statements of Operations and included in "amortization and depreciation" in the Consolidated Statements of Cash Flows. EBITDA has not been adjusted to give affect to the depreciation and amortization attributable to minority interest shareholders. Readers are cautioned that the Company's definition of EBITDA may not necessarily be comparable to similarly titled captions used by other companies due to the potential inconsistencies in the method of calculation.

The following represents the Company's computation of EBITDA (in thousands):


                                                               Three Months Ended                  Six Months Ended
                                                               ------------------                  ----------------
                                                           June 27,          June 28,          June 27,          June 28,
                                                        2002 (Revised     2001 (Revised      2002 (Revised     2001 (Revised
                                                        - See Note 2)       - See Note 2)    - See Note 2)     - See Note 2)
                                                        -------------       -------------    -------------     -------------
Net (loss) earnings                                        $(1,921)           $  5,417           $  2,925          $  9,111
   Depreciation and amortization                             2,874               5,536              7,757            10,325
   Interest expense, net                                     6,791               7,873             13,916            15,956
   (Benefit) provision for income taxes                       (206)              4,086              2,867             6,873
   Amortization of deferred debt expense                      (525)               (887)            (1,047)           (1,359)
   Debt issue discount                                        (135)                (12)              (291)              (23)
                                                           --------           ---------          ---------         ---------
EBITDA                                                     $ 6,878            $ 22,013           $ 26,127          $ 40,883


EBITDA (as defined above) decreased by $15.1 million, or 68.8%, to $6.9 million for the second quarter of 2002 as compared to the comparable period in 2001. For the first six months of 2002, EBITDA decreased by $14.8 million, or 36.1%, to $26.1 million as compared to the first six months of 2001. The decreases in EBITDA in the three and six month periods in 2002, as compared to the similar periods in 2001, are primarily attributable to the non-recurring write-off of the investment in an unconsolidated affiliate of $15.8 million in the second quarter of 2002 and offset partially by the higher operating profits, as discussed above.

Recent Developments
-------------------

The Board of Directors authorized management in the first quarter of 2002 to consider interests of third parties in a merger or sale of the Company. There is the potential for a merger or sale of the Company in the short-term future, but no formal agreement has been negotiated or executed at this time. The Company has notified its stockholders and participants in its Savings and Retirement Plan, Capital Accumulation and Retirement Plan, and former Employee Stock Ownership Plan of this potential change in owners of the Company and merger or sale of the Company.

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

Chart Outlining Future Financial Commitments
--------------------------------------------

The following table sets forth the Company's total contractual cash obligations for the remaining six months of 2002 and over the next four years and thereafter (in thousands):


                                                          Cash Obligations Due by Year
                                                          ----------------------------
                                               July -
Contractual                                   December
Cash Obligation                  Total          2002           2003         2004          2005         2006       Thereafter
---------------                  -----          ----           ----         ----          ----         ----       ----------
Long-term Debt                 $274,146      $12,547        $  25,002     $28,083      $26,228       $47,500      $134,786
Operating Leases                227,468       24,649           42,968      36,790       27,600        25,643        69,818
Maximum Liability to
 Repurchase ESOP
 Shares                         368,649       18,697           27,802      30,032       27,674        23,842       240,602
Liability to Repurchase
 Other Redeemable
 Common Stock                     7,944            -           11,600           -            -             -             -
                               --------      -------        ---------     -------      -------       -------      --------
Total Contractual Cash
 Obligations                   $878,207      $55,893        $ 107,372     $94,905      $81,502       $96,985      $445,206
                               ========      =======        =========     =======      =======       =======      ========

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

Under a registration rights agreement, the holders of the other redeemable common stock will have a put right to the Company commencing on December 10, 2003, at a price of $40.53 per share, unless one of the following events has occurred prior to such date or the exercise of the put right: (1) an initial public offering of the Company's common stock has been consummated; (2) all the Company's common stock has been sold; (3) all the Company's assets have been sold in such a manner that the holders have received cash payments; or (4) the Company's common stock has been listed on a national securities exchange or authorized for quotation on the NASDAQ National Market System for which there is a public market of at least $100 million for the Company's common stock. The total obligation to repurchase other redeemable shares of the Company's stock is $11.6 million as of June 27, 2002.

Critical Accounting Policies (Revised)
--------------------------------------

Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including a pro-rata share of the contractual fees. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed price production contracts, revenue is recognized at a rate per unit as the units are delivered. Revenue from other long-term fixed price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, which are specifically described in the scope section of AICPA SOP No. 81-1 or other appropriate accounting literature the Company applies the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs including start-up costs, or the deferral of profit on these contracts. Because the Company assumes the risk of performing a fixed price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified.

Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized when a loss is considered probable and reasonably determinable in amount. Because there are estimates and judgments involved, the actual results could be different from those estimates. Accounts receivable balances related to such disputed items were immaterial at June 27, 2002 and December 27, 2001.

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

Interest Rate Risk
------------------

The Company has minimal exposure due to fluctuations in market interest rates. Had market interest rates been 10% higher in the first half of 2002, the Company's net earnings would have been approximately $119.1 thousand lower, or a change of 4.1%. This is derived from a historical model that recalculates the interest expense incurred by the Company assuming that the market interest rates to which the Company's interest payments are indexed were, in all cases, 10.0% higher, taking into consideration the effect of such higher interest rates on the interest rate swap as noted below.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

      (a) Exhibits

10.1 Amendment on May 1, 2002 of Patrick C. FitzPatrick's November 1, 2001 Employment Agreement (previously filed).

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

          DYNCORP



Date: November 8, 2002                        /S/ Patrick C. FitzPatrick
      ----------------                        --------------------------
                                              Patrick C. FitzPatrick
                                              Senior Vice President
                                              and Chief Financial Officer


Date: November 8, 2002                        /S/ John J. Fitzgerald
      ----------------                        ----------------------
                                              John J. Fitzgerald
                                              Vice President
                                              and Corporate Controller

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




Date: November 8, 2002                    /S/ Paul V. Lombardi
      ----------------                    --------------------
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




Date:  November 8, 2002        /S/ Patrick C. FitzPatrick
       ----------------        --------------------------
                               Patrick C. FitzPatrick
                               Senior Vice President and Chief Financial Officer