Form 10-Q
period 2002-09-26
DYNCORP
filed 2002-11-15
CIK 30770

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2002  Commission file number 1-3879

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding as of November 8, 2002
          -----                               ----------------------------------
Common Stock, $0.10 par value                             10,695,324

                            DYNCORP AND SUBSIDIARIES
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 26, 2002

                                      INDEX




                                                                       Page
                                                                       ----

PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets at
         September 26, 2002 and December 27, 2001                         3-4

     Consolidated Condensed Statements of Operations for
         Three and Nine Months Ended September 26, 2002 and
         September 27, 2001                                               5

     Consolidated Condensed Statements of Cash Flows for
         Nine Months Ended September 26, 2002 and
         September 27, 2001                                               6

     Consolidated Statement of Stockholders' Equity for
         Nine Months Ended September 26, 2002                             7

     Notes to Consolidated Condensed Financial Statements                 8-15

   Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                            16-25

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk    25-26

   Item 4.  Controls and Procedures                                       26

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                             26-28

   Item 4.  Submission of Matters to a Vote of Security Holders           28

   Item 6.  Exhibits and Reports on Form 8-K                              28-29

   Signatures                                                             30

   Certification of the Chief Executive Officer                           31

   Certification of the Chief Financial Officer                           32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 26, 2002 AND DECEMBER 27, 2001
                                 (In thousands)




                                                                         September 26,
                                                                             2002              December 27,
                                                                         (Unaudited)               2001
                                                                         -----------               ----
Assets
------
Current Assets:
 Cash and cash equivalents                                                $  32,441              $  15,078
 Accounts receivable (net of allowance for doubtful accounts
     of $8,133 in 2002 and $6,637 in 2001)                                  353,975                345,358
 Other current assets                                                        44,218                 37,933
                                                                          ---------              ---------
     Total current assets                                                   430,634                398,369

Property and Equipment (net of accumulated depreciation
 and amortization of $28,866 in 2002 and $26,599 in 2001)                    20,857                 20,959

Goodwill                                                                    107,814                103,185

Intangible Assets (net of accumulated amortization of
 $24,900 in 2002 and $24,454 in 2001)                                        20,244                 27,240

Other Assets                                                                 26,203                 48,687
                                                                          ---------              ---------

Total Assets                                                              $ 605,752              $ 598,440
                                                                          =========              =========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 26, 2002 AND DECEMBER 27, 2001
                      (In thousands, except share amounts)


                                                                                September 26,
                                                                                    2002                December 27,
                                                                                 (Unaudited)                2001
                                                                                 -----------                ----
Liabilities and Stockholders' Equity
------------------------------------
Current Liabilities:
 Notes payable and current portion of long-term debt                             $  25,027                  $  20,123
 Accounts payable                                                                   27,197                     19,420
 Deferred revenue and customer advances                                              6,225                      6,195
 Accrued liabilities                                                               208,245                    207,961
                                                                                 ----------                 ----------
     Total current liabilities                                                     266,694                    253,699

Long-Term Debt                                                                     243,012                    264,482

Other Liabilities and Deferred Credits                                              47,578                     44,768

Contingencies and Litigation                                                             -                          -

Temporary Equity:
 Redeemable common stock at redemption value -
   ESOP shares, 6,967,946 and 7,142,510
     shares issued and outstanding in 2002 and 2001,
     respectively, subject to restrictions                                         373,002                    326,368
   Other redeemable common stock, 286,217 shares issued
            and outstanding in 2002 and 2001                                         8,492                      6,967

Stockholders' Equity:
 Common stock, par value ten cents per share, authorized
   20,000,000 shares; issued 5,474,136 and 5,296,146 shares
   in 2002 and 2001, respectively                                                      547                        530
 Paid-in surplus                                                                   139,271                    138,542
 Accumulated other comprehensive loss                                                 (617)                    (1,081)
 Reclassification to temporary equity for redemption value
   greater than par value                                                         (380,767)                  (332,596)
 Deficit                                                                           (48,360)                   (59,681)
 Common stock held in treasury, at cost; 2,159,758 and
   2,196,853 shares in 2002 and 2001, respectively                                 (43,100)                   (43,558)
                                                                                 ----------                 ----------

Total Liabilities and Stockholders' Equity                                       $ 605,752                  $ 598,440
                                                                                 ==========                 ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                    UNAUDITED


                                                                    Three Months Ended                Nine Months Ended
                                                                    ------------------                -----------------
                                                                                September 27,                      September 27,
                                                             September 26,     2001 (Revised -   September 26,    2001 (Revised -
                                                                 2002           See Note 2)          2002           See Note 2)
                                                                 ----           -----------          ----           -----------
Revenues                                                      $ 607,539         $ 502,856         $ 1,744,276       $ 1,418,446

Costs and expenses:
   Costs of services                                            564,967           429,000           1,640,974         1,293,920
   Corporate general and administrative                           8,337             7,297              23,171            21,326
   Interest income                                                 (179)             (105)               (420)             (558)
   Interest expense                                               7,021             7,805              21,177            24,215
   Amortization of intangibles of acquired companies                519               801               1,556             4,451
   Other expense (other income)                                  12,210              (152)             33,777              (213)
                                                              ----------        ----------        ------------      ------------
         Total costs and expenses                               592,875           444,646           1,720,235         1,343,141

Earnings before income taxes and minority interest               14,664            58,210              24,041            75,305
       Provision for income taxes                                 3,871            20,060               6,738            26,933
                                                              ----------        ----------        ------------      ------------

Earnings before minority interest                                10,793            38,150              17,303            48,372
       Minority interest                                            871               532               4,456             1,643
                                                              ----------        ----------        ------------      ------------

Net earnings                                                  $   9,922         $  37,618         $    12,847       $    46,729
                                                              ==========        ==========        ============      ============

  Accretion of other redeemable common stock to
      redemption value                                              549               628               1,526             1,748

Common stockholders' share of net earnings                    $   9,373         $  36,990         $    11,321       $    44,981
                                                              ==========        ==========        ============      ============

Basic earnings per share                                      $    0.88         $    3.50         $      1.06       $      4.26

Diluted earnings per share                                    $    0.80         $    3.33         $      0.98       $      4.06

Weighted average number of shares
   outstanding for basic earnings per share                      10,677            10,555              10,661            10,552

Weighted average number of shares
   outstanding for diluted earnings per share                    11,683            11,110              11,601            11,075


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                           Nine Months Ended
                                                                                           -----------------
                                                                                                         September 27,
                                                                                 September 26,          2001 (Revised -
                                                                                     2002                 See Note 2)
                                                                                     ----                 -----------
Cash Flows from Operating Activities:
Common stockholders' share of net earnings                                        $  11,321                $  44,981
Adjustments to reconcile common stockholders' share of net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                     11,850                   13,913
   Accretion of other redeemable common stock to redemption value                     1,526                    1,748
   Gain on sale of assets of DynServices.com                                           (130)                       -
   Deferred income taxes                                                                581                      121
   Reversal of preacquistion contingency reserves                                         -                  (42,744)
   Non-cash net losses of unconsolidated affiliates                                   3,670                        -
   Change in minority interest                                                        4,456                    1,643
   Changes in pension asset and other postretirement benefit obligations              3,881                    2,340
   Non-cash write-off of investment in unconsolidated affiliate                      15,812                        -
   Other                                                                               (633)                     215
Changes in current assets and liabilities, net of acquisitions and dispositions:
   Increase in current assets and certain other assets except cash and cash
   equivalents                                                                      (17,361)                 (16,468)
   Increase in current liabilities and certain other liabilities
      excluding notes payable and current portion of long-term debt                   7,151                    2,209
                                                                                  ----------               ----------
         Cash provided by operating activities                                       42,124                    7,958
                                                                                  ----------               ----------
Cash Flows from Investing Activities:
Proceeds from sale of property and equipment                                            253                    3,028
Purchases of property and equipment                                                  (5,373)                  (4,945)
Proceeds from investments in unconsolidated affiliates                                  307                      563
Dividends paid to joint venture partners                                             (1,115)                  (1,205)
Proceeds from the sale of assets of DynServices.com                                     400                        -
Capitalized software costs                                                           (2,667)                  (2,997)
                                                                                  ----------               ----------
         Cash used in investing activities                                           (8,195)                  (5,556)
                                                                                  ----------               ----------

Cash Flows from Financing Activities:
Payments on indebtedness                                                            (88,292)                (200,800)
Proceeds from debt issuance                                                          71,250                  200,800
Other                                                                                   476                     (841)
                                                                                  ----------               ----------
         Cash used in financing activities                                          (16,566)                    (841)
                                                                                  ----------               ----------

Net Increase in Cash and Cash Equivalents                                            17,363                    1,561
Cash and Cash Equivalents at Beginning of the Period                                 15,078                   12,954
                                                                                  ----------               ----------
Cash and Cash Equivalents at End of the Period                                    $  32,441                $  14,515
                                                                                  ==========               ==========

Supplemental Cash Flow Information:
Cash paid for income taxes                                                        $  10,038                $   8,028
                                                                                  ==========               ==========
Cash paid for interest                                                            $  20,069                $  25,523
                                                                                  ==========               ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                    UNAUDITED

                                                               Reclassification for                             Accumulated
                                                                 Redemption Value                                  Other
                                      Common        Paid-in      Greater than Par               Treasury       Comprehensive
                                      Stock         Surplus           Value         Deficit      Stock          Income (Loss)
                                      -----         -------           -----         -------      -----          -------------
Balance, December 27, 2001            $ 530         $ 138,542       $(332,596)     $(59,681)    $(43,558)        $ (1,081)

Employee compensation plans
   (option exercises, restricted
    stock plan, incentive bonus)          3              (797)                                       458
Reclassification to redeemable
   common stock                          14                           (46,645)
Accretion of other redeemable
common stock to redemption
 value                                                  1,526          (1,526)       (1,526)
Adjustment to fair value of
 derivative financial instrument                                                                                      531
Translation adjustment and other                                                                                      (67)
Net earnings                                                                         12,847
                                     -----------------------------------------------------------------------------------------
Balance, September 26, 2002           $ 547         $ 139,271       $(380,767)     $(48,360)    $(43,100)        $   (617)
                                      =====         =========       ==========     =========    =========        =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 26, 2002
    (Dollars in thousands, except per share amounts or where otherwise noted)
                                    UNAUDITED

Note 1.  Basis of Presentation

The Company has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K/A, Amendment No. 2 for the fiscal year ended December 27, 2001. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments and some non-recurring adjustments discussed elsewhere in this Form 10-Q) necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain amounts presented for prior periods have been reclassified to conform to the 2002 presentation.

Contract Accounting

Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including a pro-rata share of the contractual fees. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed price production contracts, revenue is recognized at a rate per unit as the units are delivered. Revenue from other long-term fixed price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts which are specifically described in the scope section of American
Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 81-1, "Accounting for Performance of Construction Type and Certain Production-Type Contracts," or other appropriate accounting literature, the Company applies the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs, including start-up costs, or the deferral of profit on these contracts. Because the Company assumes the risk of performing a fixed price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified.

Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized when a loss is considered probable and reasonably determinable in amount. Because there are estimates and judgments involved, the actual results could be different from those estimates. Accounts receivable balances related to such disputed items were immaterial at September 26, 2002 and December 27, 2001.

Investment Recoverability

The Company periodically evaluates the recoverability of its equity investments, in accordance with Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise in which a loss in value is considered to be other than temporary, the Company will record a write-down of the investment to its estimated fair value. The Company's recoverability analysis is based on the projected undiscounted cash flows of the investments, which is the lowest level of cash flow information available, or other appropriate methods. During the second quarter of

2002, the Company recorded a write-off of approximately $15.8 million, which represented the net balance of a certain investment, which was stated in excess of its net realizable value. The total charge was included in Other Expense (Other Income) on the Consolidated Condensed Statement of Operations.

Comprehensive Income

For the three and nine months ended September 26, 2002, total comprehensive income was $10.0 million and $13.3 million, respectively. The $10.0 million for the three months ended September 26, 2002 includes net earnings of $9.9 million, translation adjustment and other of ($0.1) million, and the adjustment to fair value of derivative financial instruments of $0.2 million. The $13.3 million for the nine months ended September 26, 2002 includes, in addition to net earnings of $12.8 million, translation adjustment and other of ($0.1) million and the adjustment to fair value of derivative financial instruments of $0.5 million. The components of accumulated other comprehensive loss as of September 26, 2002 consist of translation adjustment and other of ($0.1) million, an adjustment to fair value of derivative financial instruments of ($0.4) million, and the cumulative effect of a change in accounting principle of ($0.1) million for the adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Note 2.  Revision of Financial Statements

As reported in the previously filed 2001 Form 10-K/A, Amendment No. 2, the Company has revised certain information in the Consolidated Condensed Financial Statements for the three and nine months ended September 27, 2001 following discussions with the staff of the SEC regarding accounting principles articulated in Statement of Financial Accounting Standards ("SFAS") No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" as they related to the Company's acquisition of DynCorp Information Systems LLC ("DIS") from GTE Corporation in December 1999 and also regarding its method of accounting on certain long-term service contracts and the related applicability of the percentage of completion method on these contracts. See the 2001 Form 10-K/A, Amendment No. 2 filed on November 1, 2002 for further information on these revisions.

The impact on the Statement of Operations data for the nine months ended September 27, 2001 for the revisions discussed above are presented in the table below. The "As Reported" numbers are taken from the previously filed Form 10-Q for the quarterly period ended September 27, 2001. The financial data for the quarter ended September 27, 2001 was previously reported in Note 2 to the 2001 Form 10-K/A, Amendment No. 2.




                                                   Nine Months Ended (Unaudited)
                                                   -----------------------------
                                                 September 27,        September 27,
                                                     2001                 2001
Statement of Operations Data:                    As Reported           As Revised
-----------------------------                    -----------           ----------
Revenues                                          $1,421,085           $1,418,446
Cost of services                                   1,339,406            1,293,920
Earnings before income taxes and
minority interest                                     31,288               75,305
Provision for income taxes                            11,527               26,933
Minority interest                                      2,470                1,643
Net earnings                                          17,291               46,729
Common stockholders' share of net
earnings                                              15,543               44,981
Common stockholders' share of net
earnings per common share:
Basic earnings per share                          $     1.47           $     4.26
Diluted earnings per share                        $     1.40           $     4.06


Note 3.  Other Current Assets

Other  current  assets as of September  26, 2002 and December 27, 2001  included
$18.2  million  and  $8.8  million  of  inventories   on  long-term   contracts,
respectively.

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

Common stock which is redeemable has been reflected as Temporary Equity at the redemption value at each balance sheet date and consists of the following:


                                                         Balance at                                          Balance at
                                     Redeemable         September 26,                     Redeemable        December 27,
                        Shares          Value               2002             Shares         Value               2001
                        ------          -----               ----             ------         -----               ----
ESOP Shares          2,873,969         $55.00             $158,068         2,995,783         $47.00            $140,802
                     4,093,977         $52.50              214,934         4,146,727         $44.75             185,566
                     ---------         ------             --------         ---------         ------            --------
                     6,967,946                            $373,002         7,142,510                           $326,368
                     =========                            ========         =========                           ========

Other Shares           286,217         $29.67             $  8,492           286,217         $24.34            $  6,967
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


                                                                Three Months Ended              Nine Months Ended
                                                                ------------------              -----------------
                                                         September 26,    September 27,    September 26,    September 27,
                                                            2002              2001             2002             2001
                                                            ----              ----             ----             ----
Weighted average shares outstanding for basic EPS          10,677            10,555           10,661           10,552
   Effect of dilutive securities:
      Stock options                                         1,006               555              940              523
                                                           ------            ------           ------           ------
Weighted average shares outstanding for diluted EPS        11,683            11,110           11,601           11,075
                                                           ======            ======           ======           ======


Note 7.  Goodwill and Other Intangible Assets - Adoption of Statement 142

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets," beginning December 28, 2001, the first day of fiscal 2002. The provisions of SFAS No. 142 eliminate amortization of goodwill and require an impairment assessment at least annually by applying a fair-value based test. Accordingly, the Company has eliminated amortization in 2002 for goodwill, which includes assembled workforce of $4.6 million as of September 26, 2002, previously classified as an intangible asset as of December 27, 2001. The total carrying amount for goodwill is $107.8 million and $103.2 million as of September 26, 2002 and December 27, 2001, respectively. The Company has identified the reporting units to be tested for the goodwill impairment test, which will be measured as of the beginning of the fiscal year. The Company has completed the first step of the transitional impairment test in accordance with the provisions of SFAS No. 142. The Company has concluded that there has been no impairment of such assets as of the beginning of fiscal year 2002.

The Company's contract backlog and core development intangible assets are still subject to amortization under SFAS No. 142. Amortization for the first nine months of 2002 for these intangible assets totaled $1.6 million. Estimated aggregate amortization expense for these intangible assets for the next five years totals: $2.1 million in each of 2002 and 2003, $2.0 million in 2004, and $0.5 million in 2005 and 2006, respectively. The following table presents these intangible assets, net of accumulated amortization, as of September 26, 2002 that are required to continue to be amortized under SFAS No. 142:

Intangible Assets, Net of                Gross                     Accumulated
Accumulated Amortization            Carrying Amount                Amortization
------------------------            ---------------                ------------
Contracts acquired                     $  1,703                      $ 1,572
Core and developed technology            14,800                        6,289
                                       --------                      -------
                                       $ 16,503                      $ 7,861
                                       ========                      =======

The following table presents adjusted net income and earnings per share for the three and nine months ended September 27, 2001, in comparison to the results for the three and nine months ended September 26, 2002, to show what the impact would have been if SFAS No. 142 had been adopted at the beginning of fiscal 2001. The adjusted results presented below are net of taxes.


                                                            Three Months Ended                   Nine Months Ended
                                                            ------------------                   -----------------
                                                                           September 27,                       September 27,
                                                                               2001                                2001
                                                       September 26,        (Revised -      September 26,       (Revised -
                                                           2002             See Note 2)         2002            See Note 2)
                                                           ----             -----------         ----            -----------
Common stockholders' share of net earnings               $ 9,373             $ 36,990         $11,321            $ 44,981
Add back: Goodwill amortization, net of tax                    -                   14               -               1,200
Add back: Assembled workforce
amortization, net of tax                                       -                  153               -                 450
                                                         -------             --------         -------            --------
Adjusted common stockholders' share of net
earnings                                                 $ 9,373             $ 37,157         $11,321            $ 46,631
                                                         =======             ========         =======            ========

Basic earnings per share:
Common stockholders' share of net earnings               $  0.88             $   3.50         $  1.06            $   4.26
Goodwill amortization, net of tax                              -                    -               -                0.11
Assembled workforce amortization, net of
tax                                                            -                 0.02               -                0.05
                                                         -------             --------         -------            --------
Adjusted common stockholders' share of net
earnings                                                 $  0.88             $   3.52         $  1.06            $   4.42
                                                         =======             ========         =======            ========



Diluted earnings per share:
Common stockholders' share of net earnings               $  0.80             $   3.33         $  0.98            $   4.06
Goodwill amortization, net of tax                              -                    -               -                0.11
Assembled workforce amortization, net of
tax                                                            -                 0.01               -                0.04
                                                         -------             --------         -------            --------
Adjusted common stockholders' share of net
earnings                                                 $  0.80             $   3.34         $  0.98            $   4.21
                                                         =======             ========         =======            ========


The tables above excludes  capitalized  software that is not covered by SFAS No.
142. Capitalized software, net of accumulated amortization, totals $12.0 million and $12.4 million as of September 26, 2002 and December 2001, respectively. The balance at September 26, 2002 reflects a third quarter 2002 adjustment of $0.5 million to write-down to the net realizable value the capitalized software balance related to a software product being sold by the AdvanceMed business segment.

Note 8.  Business Segments

Effective  January  2002,  the Company  realigned  its five  strategic  business segments into four segments. DynCorp Information and Enterprise Technology ("DI&ET") (except for a contract which provides maintenance and operations support to the Strategic Petroleum Reserve ("SPR Contract")) and DIS were combined into one strategic business segment, DynCorp Systems and Solutions
("DSS"), in order to structure one business segment providing integrated information technology and business functional outsourcing to the federal government. The business segment information for 2001 has been revised to give effect to this change. DSS provides a wide range of information technology services and other professional services including network and communications engineering, government operational outsourcing, security and intelligence programs. DynCorp International LLC ("DI") operates the Company's overseas business, including information technology solutions, technical services, and worldwide maintenance support to U.S. military aircraft. The SPR Contract was incorporated into DynCorp Technical Services ("DTS"), which provides a wide variety of specialized technical services including aviation services, range technical services, base operations, and logistics support. AdvanceMed ("ADVMED") is structured as a business-to-business, eHealth decision support solution organization and provides an integrated set of decision support tools to meet the needs of healthcare payers and providers.

Revenues, operating profit and identifiable assets for the Company's four business segments for 2002 and the comparable periods for 2001 are presented below:



                                                            Three Months Ended                        Nine Months Ended
                                                            ------------------                        -----------------
                                                                        September 27,                                September 27,
                                                  September 26,        2001 (Revised -         September 26,        2001 (Revised -
                                                      2002             See Note 2) (d)              2002            See Note 2) (d)
                                                      ----             ---------------              ----            ---------------
Revenues
--------
   DSS                                              $245,855               $216,784             $  713,055           $  608,050
   DI                                                176,235                136,736                519,370              386,821
   DTS                                               173,503                134,592                472,759              377,882
   ADVMED                                             11,946                 14,744                 39,092               45,693
                                                    ---------              --------             -----------          ----------
                                                    $607,539               $502,856             $1,744,276           $1,418,446
                                                    =========              ========             ===========          ==========

Operating Profit (Loss) (a)
---------------------------
   DSS (b)                                          $ 21,581               $ 58,355             $   54,239           $   81,924
   DI                                                 11,673                  9,876                 29,688               26,940
   DTS                                                 9,019                  5,436                 17,685               12,636
   ADVMED                                             (1,394)                   515                 (2,014)               2,209
                                                    ---------              --------             -----------          ----------
                                                      40,879                 74,182                 99,598              123,709

 Corporate general and administrative                  8,337                  7,297                 23,171               21,326
 Interest income                                        (179)                  (105)                  (420)                (558)
 Interest expense                                      7,021                  7,805                 21,177               24,215
 Goodwill amortization                                     -                     22                      -                1,872
 Amortization of other intangibles of acquired
   companies                                             519                    779                  1,556                2,579

 Other miscellaneous (c)                              11,388                    706                 34,529                  613
                                                    ---------              --------             -----------          ----------
      Subtotal                                        27,086                 16,504                 80,013               50,047
                                                    ---------              --------             -----------          ----------
Earnings before income taxes                          13,793                 57,678                 19,585               73,662
Add back minority interest deducted from
  operating profit                                       871                    532                  4,456                1,643
                                                    ---------              --------             -----------          ----------
Earnings before income taxes and minority
  interest                                          $ 14,664               $ 58,210             $   24,041           $   75,305
                                                    =========              ========             ===========          ==========


                                                    September 26,                                December 27,
                                                       2002                                        2001 (d)
                                                       ----                                        --------
  Identifiable Assets
  -------------------
     DSS                                            $289,317                                    $  290,733
     DI                                               96,039                                        94,464
     DTS                                             115,175                                       100,573
     ADVMED                                           22,855                                        26,880
     Corporate                                        82,366                                        85,790
                                                    --------                                    ----------
                                                    $605,752                                    $  598,440
                                                    ========                                    ==========


(a) Defined as the excess of revenues over operating expenses and certain non-operating expenses.
(b) Third quarter 2001 includes $42.7 million of income (a reduction of cost of services) primarily from revised loss estimates due to contract modifications in 2001 on a contract acquired with the purchase of DIS in December 1999.
(c) Other miscellaneous includes $15.8 million for the write-off of an investment in an unconsolidated affiliate in the second quarter of 2002 (see Note 1). Also regarding the same investment that was written off, the Company, in the third quarter of 2002, entered into an agreement with the investee pursuant to which the Company and its investee agreed to settle all disputes between them. As part of this agreement, the Company sold back to the investee 8 million shares of the investee's common stock in exchange for a $5.0 million note, which was fully reserved. In addition, the Company paid $4.0 million of the investee's operating expenses during the third quarter of 2002 and forgave a $1.0 million loan to the investee, which was made and fully reserved during the second quarter of 2002. Other miscellaneous also includes $6.0 million in the third quarter of 2002 for the reimbursement of out-of -pocket due diligence expenses that were incurred by an unrelated party that had expressed an interest in the possible acquisition of the Company. The $6.0 million was paid to the unrelated party in the fourth quarter of 2002.
(d) Data has been revised to give recognition to the current reportable segment structure.

Note 9.  Contingencies and Litigation

The Company is a guarantor on a fixed price services contract for non-emergency transportation brokerage services that ends in June 2003. Management perceives the exposure to financial losses on this guarantee could possibly be up to $12.5 million over the next nine months. At this time, management does not believe a reserve is required because no claim has been asserted and one is not considered probable.

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

Results of Operations
---------------------

The  Company  provides  diversified  management,   technical,   engineering  and
professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the U.S. Departments of Defense, Energy, State, Justice, and Treasury, the National Aeronautics and Space Administration, and various other U.S. state and local government agencies, commercial clients, and foreign governments. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed price, time-and-material or cost reimbursement contracts depending on the work requirements and other individual circumstances. The following discusses the Company's results of operations and financial condition (as revised - see "Revision of Financial Statements" discussion) for the three and nine months ended September 26, 2002 and the comparable periods for 2001.

Revision of Financial Statements
--------------------------------

As reported in the previously filed 2001 Form 10-K/A, Amendment No. 2, the Company has revised certain information in the Consolidated Condensed Financial Statements for the three and nine months ended September 27, 2001 following discussions with the staff of the Securities and Exchange Commission ("SEC") regarding accounting principles articulated in Statement of Financial Accounting Standards ("SFAS") No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and Accounting Principles Board Opinion ("APB")

No. 16, "Business Combinations" as they related to the Company's acquisition of DynCorp Information Systems LLC ("DIS") from GTE Corporation in December 1999 and also regarding its method of accounting on certain long-term service contracts and the related applicability of the percentage of completion method on these contracts. See the 2001 Form 10-K/A, Amendment No. 2 filed on November 1, 2002 for further information on these revisions.

Revenues and Operating Profit
-----------------------------

For the three and nine months ended September 26, 2002, revenue increased 20.8% and 23.0% to $607.5 million and $1.7 billion, respectively, compared to $502.9 million and $1.4 billion for the comparable periods in 2001. Operating profit decreased 44.9% and 19.5% to $40.9 million and $99.6 million, respectively, compared to $74.2 million and $123.7 million for the comparable periods in 2001. Operating profit is defined as the excess of revenues over cost of services and certain non-operating income and expenses, which are included in Other Expense (Other Income) on the Consolidated Condensed Statements of Operations. Exclusive of the DIS revised loss estimates which were part of the revisions discussed in the "Revision of Financial Statements" discussion above, operating profit increased for the three and nine months ended September 26, 2002, as compared to the respective prior periods. The increase in both revenues and operating profit (exclusive of the DIS revised loss estimates) was attributable primarily to several new contract wins and increased tasking on existing contracts. The overall decrease in operating profit was due to a revised loss estimate on a DIS contract that added $42.7 million to operating profit in the third quarter of 2001.

DynCorp Systems and Solutions ("DSS") had revenues of $245.9 million and $713.1 million in the three and nine months ended September 26, 2002, compared to revenues of $216.8 million and $608.1 million in the same periods in 2001. The increases in revenue in the third quarter and first nine months of 2002 of $29.1 million, or 13.4%, and $105.0 million, or 17.3%, respectively resulted primarily from the start-up of two new contracts and increased tasking on existing contracts. The two new contracts consisted of one which started in the third quarter of 2001 for the implementation of a nationwide network, including desktop computers and other peripherals for the Federal Bureau of Investigation ("FBI") and which provided the majority of the increase in revenues, and the other to manage and operate the infrastructure facilities, hardware, software and systems relating to non-EDGAR systems at the SEC. Also contributing to the revenue growth was the program expansion of the government emergency telecom services contract. These three contracts provided combined revenues of $57.3 million and $153.9 million in the three and nine months ended September 26, 2002. Other contracts contributing to the revenue growth were the expansion of a Department of Defense ("DoD") program for vaccine production and growth in a contract that provides battlefield simulation and virtual training system support services and maintenance for the U.S. Army. Partially offsetting these increases in revenue was the completion of a subcontract providing operations management to the Department of Energy ("DoE") in September 2001. Revenues for the three and nine months ended September 27, 2001 for this subcontract were $26.5 million and $74.9 million, respectively. Also offsetting these increases in revenues for DSS was the divesture of DynCorp Management Resources, Inc. ("DMR") in December 2001, which provided $13.9 million and $28.3 million for the three and nine months ended September 27, 2001.

For the third quarter and nine months ended September 26, 2002, operating profit for DSS decreased by $36.8 million, or 63.0%, and $27.7 million, or 33.8%, respectively, to $21.6 million and $54.2 million, respectively. Exclusive of the revised loss estimates discussed above for DIS, the operating profit increases for DSS resulted primarily from the new FBI contract and, to a lesser extent, the new SEC contract and the government emergency telecom services contract noted above. These three contracts provided combined operating profits of $1.6 million and $6.9 million for the three and nine months ended September 26, 2002. In addition, operating profit increased due to increased tasking and a larger award fee pool on the vaccine production and battlefield simulation contracts that are noted above. Also contributing to the increase in operating profits were the losses on several contracts in the three and nine months ended September 27, 2001 that did not continue in 2002. Partially offsetting these increases to operating profit was the completion of the DoE subcontract in the third quarter of 2001, which is noted above. Operating profit on this DoE subcontract for the three and nine months ended September 27, 2001 was $0.8 million and $2.2 million, respectively.

DynCorp International's ("DI") third quarter and nine-month 2002 revenues grew by 28.9% and 34.3% to $176.2 million and $519.4 million, respectively, as compared to the same prior year periods of $136.7 million and $386.8 million, respectively. The increase in revenues resulted primarily from growth in a contract that provides maintenance, storage, and security support of war reserve materials to the United States Central Command Air Forces, growth on a contract with the U.S. Armed Forces that started up in the second half of 2000 that provides maintenance and parts to military aircraft, increased tasking on a contract with the Department of State ("DoS") in support of the government's drug eradication program, primarily in South America, and increased tasking on a contract which provides combat service support augmentation and Force Provided Training Modules primarily to the U.S. Army. DI also commenced performance on a new commercial subcontract in Saudi Arabia involving repair and maintenance of Saudi military aircraft, which was awarded in the fourth quarter of 2001 and became fully operational in 2002. This contract provided revenues of $6.6 million and $18.7 million in the three and nine months ended September 26, 2002. In addition, DI was also awarded a new contract with the U.S. Air Force in March 2002 supporting aerial counter-drug surveillance missions in central South America and the Caribbean and includes providing base operations support for personnel and aircraft. This contract provided revenues of $8.7 million in the first nine months of 2002. Partially offsetting the increases in revenues was the decreased manning requirements on the DoS international police task force contract in the second and third quarters of 2002.

DI's third quarter and nine-month 2002 operating profits grew by 18.2% and 10.2% to $11.7 million and $29.7 million, respectively, as compared to the same prior year periods of $9.9 million and $26.9 million, respectively. The increases in operating profits resulted from the increased tasking on several contracts and the new contracts as mentioned above. DI's operating profit was also positively impacted due to additional revenue on contract costs that were recognized in a prior period. Partially offsetting the increases in operating profits was the decreased manning requirements on the DoS international police task force contract in the second and third quarters of 2002. The contract, which provides combat service support augmentation and Force Provided Training Modules primarily to the U.S. Army, is expected to be substantially complete by the end of 2002. This contract provided revenues of $6.9 million and $29.0 million and operating profits of $0.8 million and $1.9 million, respectively, in the three and nine months ended September 27, 2001. Management expects that the new contracts discussed above will offset the lost revenue and operating profit.

DynCorp Technology Services' ("DTS") revenues for the three and nine months ended September 26, 2002, grew 28.9% and 25.1%, respectively, to $173.5 million and $472.8 million, respectively, compared to $134.6 million and $377.9 million for the comparable periods in 2001. The increases in the DTS revenues resulted from new contracts and increased tasking on existing contracts. DTS was awarded a new contract in the second quarter of 2002 with the National Aeronautics and Space Administration ("NASA"), which provides base operations and maintenance support for the Johnson Space Center. This contract provided $18.7 million in revenues in the first nine months of 2002. DTS was also awarded a contract to provide repair and maintenance to the California Department of Forestry helicopters in the first quarter of 2002, which provided $10.4 million in revenues in the first nine months of 2002. In addition, revenues increased due to increased tasking on two U.S. Air Force contracts providing aircraft maintenance and base operations support. One of these contracts is at Andrews AFB and was awarded in the first quarter of 2001 and the other is at Vance AFB and was awarded in October 2000. Revenues also increased due to increased tasking on a U.S. Military Sealift Command contract, which manages, operates, and maintains non-combat oceangoing U.S. Navy ships and on a contract that provides range operations and maintenance support to the U.S. Navy. DTS reported revenue increases at Fort Rucker due to increased contract requirements that have resulted in additional personnel and the negotiation of a new collective bargaining agreement that resulted in a higher wage and fringe package for the employees. This contract provided $16.8 million and $18.7 million for the third quarter and nine-month revenue increases in 2002. Management expects further revenue growth on a U.S. Air Force contract that provides base operations and support services at Maxwell AFB, which will became fully operational in the third quarter of 2002. This contract provided $4.1 million in revenues for the nine months ended September 26, 2002.

DTS operating profits for the three and nine months ended September 26, 2002, grew 65.9% and 40.0%, respectively, to $9.0 million and $17.7 million, respectively, compared to $5.4 million and $12.6 million for the comparable periods in 2001. DTS operating profits increased due to the new contracts and increased tasking on the contracts discussed above. Operating profits grew faster than revenues due to improved profit margins on some of DTS' base operations and aviation support services contracts.

AdvanceMed ("ADVMED") reported revenues of $11.9 million and $39.1 million in the three and nine months ended September 26, 2002, respectively, as compared to $14.7 million and $45.7 million in the same prior year periods. ADVMED's reported operating losses of ($1.4) million and ($2.0) million in the three and nine months ended September 26, 2002, respectively, as compared to operating profits of $0.5 million and $2.2 million in the comparable periods of 2001. The decrease in revenues resulted mostly from the reduction in work scope on a contract that provides external quality review to health care organizations in the State of Texas and the successful completion of two tasks that review Medicaid and Medicare claims data. These lost revenues will be replaced in part by two task awards, which will provide support services to Medicaid and Medicare and one task award to provide help desk support to the center for Medicaid and Medicare services. The two task awards that provide support services to Medicaid and Medicare began operations in the third quarter of 2002 and the task award to provide help desk support will begin operations in the fourth quarter of 2002. The decrease in operating profit resulted from increased costs on a commercial product introduction and the addition of a sales team for this commercial product, neither of which occurred in the prior year. Also contributing to the decrease in operating profit and the loss for the three and nine months ended September 26, 2002 was the write-down of $0.5 million of capitalized software costs to the net realizable value and increases to allowances for doubtful accounts receivable of $0.8 million.

Cost of Services
----------------

Cost of services as a percentage of revenue remained relatively consistent in the three and nine months ended September 26, 2002 and was lower in the comparable periods in 2001 due to the revised loss estimates of $42.7 million for DIS as discussed above. Cost of services was 93.0% and 94.1% of revenue for the three and nine months ended September 26, 2002, respectively, as compared to 85.3% and 91.2%, respectively, for the comparable periods in 2001. Cost of services was $565.0 million and $1.6 billion, respectively, compared to $429.0 million and $1.3 billion for the comparable periods in 2001, increases of $136.0 million and $347.1 million, respectively. Offsetting these increases in cost of services as a percentage of revenue as compared to 2001 were lower percentages due to DTS operating profits growing faster than revenues from improved profit margins on some of its base operations and aviation support services contracts. Cost of services for the Company includes mainly direct labor, direct overhead, and direct facility costs.

Corporate General and Administrative Expense
--------------------------------------------

Corporate general and administrative expense was $8.3 million and $23.2 million for the third quarter and nine months ended September 26, 2002, as compared to $7.3 million and $21.3 million in the same periods of 2001. Corporate general and administrative expense as a percentage of revenue was 1.4% and 1.3% for the three and nine months ended September 26, 2002 and 1.5% for the same periods in 2001. The increases in corporate general and administrative expenses in the three and nine months ended September 26, 2002 are primarily attributable to the audit fees related to the re-audit of the Company's financial statements for the three fiscal years ended December 27, 2001, which were expensed in the third quarter of 2002.

Interest Expense
----------------

Interest expense was $7.0 million and $21.2 million, respectively, for the three and nine months ended September 26, 2002, compared to $7.8 million and $24.2 million for the comparable periods in 2001. Interest expense as a percentage of revenue was 1.2% for the three and nine months ended September 26, 2002, as compared to 1.6% and 1.7% for the comparable periods in 2001. The decrease in interest expense was attributable to lower average debt levels and lower average interest rates in the three and nine months of 2002 as compared to the same periods in 2001. The average levels of indebtedness were approximately $277.7 million and $285.3 million in the nine months ended September 26, 2002 and September 27, 2001, respectively.

Amortization of Intangibles of Acquired Companies
-------------------------------------------------

Amortization of intangibles of acquired companies was $0.5 million and $1.6 million for the third quarter and first nine months of 2002, respectively, as compared to $0.8 million and $4.5 million for the comparable periods of 2001. The decrease in 2002 as compared to 2001 resulted from the Company's adoption on December 28, 2001, the first day of fiscal year 2002, of SFAS No. 142, "Goodwill and Other Intangible Assets". The provisions of SFAS No. 142 eliminated amortization of goodwill, including assembled workforce, which is now considered goodwill, and accordingly, the Company eliminated amortization of goodwill beginning December 28, 2001. The provisions also require an impairment assessment at least annually by applying a fair-value based test. See Note 7 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q to show what the impact would have been on the third quarter and first nine months of 2001 financial results if SFAS No. 142 had been adopted at the beginning of fiscal 2001.

Other Expense (Other Income)
----------------------------

Other expense (other income) was $12.2 million and $33.8 million for the three and nine months ended September 26, 2002 and consists mainly of the write-down of an investment in an unconsolidated affiliate for the nine months ended September 26, 2002.

The Company periodically evaluates the recoverability of its equity investments, in accordance with Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of the investment to its estimated fair value. The Company's recoverability analysis is based on the projected undiscounted cash flows of the investments, which is the lowest level of cash flow information available, or other appropriate methods. During the second quarter of 2002, the Company recorded a non-recurring, write-off of approximately $15.8 million, which represented the net balance of a certain investment, which was stated in excess of its net realizable value. The total charge was included in Other Expense (Other Income) on the Consolidated Condensed Statement of Operations.

Also regarding the same investment that was written off, the Company, in the third quarter of 2002, entered into an agreement with the investee pursuant to which the Company and its investee agreed to settle all disputes between them. As part of this agreement, the Company sold back to the investee 8 million shares of the investee's common stock in exchange for a $5.0 million note, which was fully reserved. In addition, the Company paid $4.0 million of the investee's operating expenses during the third quarter of 2002 and forgave a $1.0 million loan to the investee, which was made and fully reserved during the second quarter of 2002. These reserves have also been included in the Other Expense (Other Income) on the Consolidated Condensed Statement of Operations.

In addition, other expense (other income) includes $6.9 million and $8.6 million for the three and nine months ended September 26, 2002, respectively, of costs associated with the management efforts to explore the potential sale of the Company to or its merger with a third party. In the first quarter of 2002, the Board of Directors authorized management to consider interests of third parties in a merger or sale of the Company (see "Recent Developments" discussion below).

Income Taxes
------------

The provisions for income taxes in 2002 and 2001 are based upon estimated effective tax rates, including the impact of permanent differences between the book bases of assets and liabilities recognized for financial reporting purposes and the bases recognized for tax purposes. The provision for income taxes decreased by $16.2 million and $20.2 million for the three and nine months ended September 26, 2002, respectively, from the comparable periods in 2001. The decreases were due primarily to lower pretax income in both the three and nine months ended September 26, 2002 and lower effective tax rates in the three and nine months ended September 26, 2002, compared to the same periods in 2001. The Company's effective tax rates approximated 28.1% and 34.4% for the three and nine months ended September 26, 2002, respectively, compared to 34.8% and 36.6% in the comparable periods in 2001, after taking into account the effect of minority interests.

Backlog
-------

The Company's backlog of business, which includes awards under both prime contracts and subcontracts as well as the estimated value of option years on government contracts, was $8.5 billion at September 26, 2002 compared to $6.8 billion at December 27, 2001, a net increase of $1.7 billion. The backlog at September 26, 2002 consisted of $3.0 billion for DSS, $2.3 billion for DI, $3.1 billion for DTS, and $0.1 billion for ADVMED compared to December 27, 2001 backlog of $2.4 billion for DSS, $2.2 billion for DI, $2.0 billion for DTS, and $0.2 billion for ADVMED. A large part of the increase was attributable to the $1.1 billion win on a fifteen - year DTS contract with the U.S. Air Force in the second quarter of 2002. This cost plus contract begins in the fourth quarter of 2002 and will provide support to the Air Force Command and Air Combat Command operations at the Nevada Test and Training Range.

Working Capital
---------------

Working capital, defined as current assets less current liabilities, was $163.9 million at September 26, 2002 compared to $144.7 million at December 27, 2001, an increase of $19.3 million, or 13.3%. The ratio of current assets to current liabilities at September 26, 2002 and December 27, 2001 was 1.6. The increase in working capital was primarily a result of higher revenues, which resulted in a higher accounts receivable balance at September 26, 2002 compared to December 27, 2001, and increases in the other current asset balance, which was due to increased inventory on a FBI contract. Partially offsetting these increases in cash and cash equivalents and other current assets was a larger current portion of the Senior Secured Credit Agreement Term A debt as of September 26, 2002 and increases in accounts payable on a contract with the government for emergency telecom service.

Cash Flows from Operating Activities
------------------------------------

Cash provided by operations was $42.1 million in the first nine months of 2002, an increase of $34.2 million from the comparable period in 2001. The increase in cash provided by operations compared to the same period a year ago resulted from lower outflows for accounts payable in the nine months ended 2002 compared to the first nine months of 2001. Also contributing to the increase were higher collections of accounts receivable, and higher operating profits, excluding non-cash net losses of unconsolidated affiliates of $3.7 million and a non-cash write-off of an investment in an unconsolidated affiliate of $15.8 million in the second quarter of 2002.

Cash Flows from Investing Activities
------------------------------------

Investing activities used funds of $8.2 million in the nine months ended September 26, 2002, as compared to cash used by investing activities of $5.6 million in the nine months ended September 27, 2001. The use of funds in the first nine months of 2002 resulted mostly from the purchase of property and equipment of $5.4 million, purchases of software of $2.7 million, and dividends paid to joint venture partners of $1.1 million compared to the purchase of property and equipment of $4.9 million, purchases of software of $3.0 million, and dividends paid to joint venture partners of $1.2 million in the same period of 2001.

Cash Flows from Financing Activities
------------------------------------

Financing activities used funds of $16.6 million during the nine months ended September 26, 2002 and included several short-term borrowings and subsequent payments of a cumulated sum of $71.3 million under the Senior Secured Credit Agreement Revolving Credit Facility, maturing December 9, 2004. In the first half of 2002, the Company made installment payments of $1.3 million and $6.3 million on the Senior Secured Credit Agreement Term A Loan, maturing December 9, 2004, in February and May respectively, and prepaid $3.2 million on the Senior Secured Credit Agreement Term B Loan, maturing December 9, 2006. In August 2002, the Company made an additional installment payment of $6.3 million on the Term A Loan. During the first nine months of 2001, financing activities used funds of $0.8 million and included several short-term borrowing and subsequent payments of a cumulated sum of $200.8 million under the Senior Secured Credit Agreement Revolving Credit Facility.

Earnings before Interest, Taxes, Depreciation, and Amortization
---------------------------------------------------------------

Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as defined by management, consists of net earnings before income tax provision
(benefit), net interest expense, and depreciation and amortization. EBITDA represents a measure of the Company's ability to generate cash flow and does not represent net income or cash flow from operating, investing and financing activities as defined by generally accepted accounting principles ("GAAP"). EBITDA is not a measure of performance or financial condition under GAAP, but is presented to provide additional information about the Company to the reader. EBITDA should be considered in addition to, but not as a substitute for, or superior to, measures of financial performance reported in accordance with GAAP. EBITDA has been adjusted for the amortization of deferred debt expense and debt issue discount which are included in "interest expense" in the Consolidated Statements of Operations and included in "amortization and depreciation" in the Consolidated Statements of Cash Flows. EBITDA has not been adjusted to give effect to the depreciation and amortization attributable to minority interest shareholders. Readers are cautioned that the Company's definition of EBITDA may not necessarily be comparable to similarly titled captions used by other companies due to the potential inconsistencies in the method of calculation. The following represents the Company's computation of EBITDA (in thousands):


                                                                    Three Months Ended                  Nine Months Ended
                                                                    ------------------                  -----------------
                                                                              September 27,                      September 27,
                                                             September 26,   2001 (Revised -    September 26,    2001 (Revised
                                                                 2002          See Note 2)          2002         - See Note 2)
                                                                 ----          -----------          ----         -------------
Net earnings                                                   $ 9,922          $ 37,618           $12,847          $ 46,729
   Depreciation and amortization                                 4,094             3,590            11,850            13,913
   Interest expense, net                                         6,842             7,700            20,757            23,657
   Provision for income taxes                                    3,871            20,060             6,738            26,933
   Amortization of deferred debt expense                          (506)             (621)           (1,554)           (1,985)
   Debt issue discount                                            (147)              (13)             (439)              (35)
                                                               --------         ---------          --------         ---------
EBITDA                                                         $24,076          $ 68,334           $50,199          $109,212
                                                               =======          ========           =======          ========


EBITDA (as defined above) decreased by $44.3 million, or 64.8%, to $24.1 million for the third quarter of 2002 as compared to the comparable period in 2001. For the first nine months of 2002, EBITDA decreased by $59.0 million, or 54.0%, to $50.2 million as compared to the first nine months of 2001. The decreases in EBITDA in the three and nine month periods in 2002, as compared to the similar periods in 2001, are primarily attributable to the non-recurring write-off of the investment in an unconsolidated affiliate of $15.8 million in the second quarter of 2002 and also the revised loss estimates in 2001 for DIS as discussed above, offset partially by the higher operating profits in 2002, also discussed above.

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

Liquidity and Capital Resources
-------------------------------

The carrying amounts reflected in the Consolidated Condensed Balance Sheets of cash and cash equivalents, accounts receivable and contracts in process, and accounts payable approximate fair value at September 26, 2002 due to the short maturities of these instruments.

As of September 26, 2002 the Company's total debt was $268.0 million, a decrease of $16.6 million from $284.6 million as of December 27, 2001, primarily due to the February and May 2002 payments of $1.3 million and $6.3 million, respectively, made on the Term A Loan and the April 2002 prepayment of $3.2 million on the Term B Loan. These payments were partially offset by the amortization of the discounts on the Subordinated Notes and the 9 1/2% Senior Subordinated Notes discussed below.

The Company has a Senior Secured Credit Agreement (the "Credit Agreement") with a group of financial institutions. Under the Credit Agreement, the Company has outstanding borrowings of $56.3 million under Term A Loans maturing December 9, 2004, $73.7 million under Term B Loans maturing December 9, 2006, and has a $90.0 million revolving line of credit, which, at September 26, 2002, had no borrowings. Installment payments of $1.3 million and $6.3 million were paid on the Term A Loans in February and May 2002, respectively. The Term A Loans are to be repaid in eleven quarterly installments of $6.3 million, which began in May 2002. A prepayment of $3.2 million was paid on the Term B Loan in April 2002. The Term B Loans are scheduled to be repaid in an installment of $5.7 million in May 2005 and then six quarterly installments of $11.9 million beginning in August 2005. The Company is charged a commitment fee of 0.5% per annum on unused commitments under the revolving line of credit. Letters of credit outstanding were $13.9 million and $11.1 million at September 26, 2002 and December 27, 2001, respectively, under the line of credit. The amount available was $76.1 million and $78.9 million, respectively, as of September 26, 2002 and December 27, 2001.

The Company has $99.7 million of 9 1/2% Senior Subordinated Notes ("Senior Subordinated Notes") outstanding as of September 26, 2002 with a scheduled maturity in 2007. Interest is payable semi-annually, in arrears, on March 1 and September 1 of each year. The Company has outstanding $40.0 million face value of the Company's subordinated pay-in-kind notes due 2007, with an estimated fair value of $38.3 million ("Subordinated Notes"). The Subordinated Notes bear interest at 15.0% per annum, payable semi-annually. The Company may, at its option, prior to December 15, 2004, pay the interest in cash or in additional Subordinated Notes.

The Company is a guarantor on a fixed price services contract for non-emergency transportation brokerage services that ends in June 2003. Management perceives the exposure to financial losses on this guarantee could possibly be up to $12.5 million over the next nine months. At this time, management does not believe a reserve is required because no claim has been asserted and one is not considered probable.

Chart Outlining Future Financial Commitments
--------------------------------------------

The following table sets forth the Company's total contractual cash obligations for the remaining three months of 2002 and over the next four years and thereafter (in thousands):


                                                               Cash Obligations Due by Year
                                                               ----------------------------
                                              October -
Contractual                                   December
Cash Obligation                  Total          2002           2003         2004          2005         2006       Thereafter
---------------                  -----          ----           ----         ----          ----         ----       ----------
Long-term Debt                $268,039         $ 6,277       $ 25,001      $28,083      $26,228       $47,500      $134,950
Operating Leases               217,517          14,698         42,968       36,790       27,600        25,643        69,818
Payment to Unrelated
Party                            6,000           6,000              -            -            -             -             -
Maximum Liability to
 Repurchase ESOP
 Shares                        373,002          12,514         28,639       30,936       28,508        24,560       247,845
Liability to Repurchase
 Other Redeemable
 Common Stock                   11,600               -         11,600            -            -             -             -
                              --------         -------       --------      -------      -------        ------      --------
Total Contractual Cash
 Obligations                  $876,158         $39,489       $108,208      $95,809      $82,336       $97,703      $452,613



The Company has contractual cash obligations under several of its long-term debt provisions, as discussed above.

The Company has several significant operating leases for facilities, furniture and equipment. Minimum lease payments over the next 11 years are estimated to be $217.5 million, including approximately $14.7 million for the remaining three months of 2002. Of the $14.7 million 2002 minimum lease payments, approximately $3.6 million relates to DIS leases, $2.6 million relates to a U.S. Postal
Service contract, and $1.7 million relates to the corporate headquarters building.

The Company is obligated to reimburse up to $6.0 million of out-of-pocket due diligence expenses that were incurred by an unrelated party that has expressed an interest in the possible acquisition of the Company (see "Recent Developments" discussion). This payment was made to the unrelated party during the fourth quarter of 2002. This amount has been recorded as an expense in the third quarter of 2002 and is included in the Other Expense (Other Income) on the Consolidated Condensed Statement of Operations.

The Company is obligated to repurchase certain of its former Employee Stock Ownership Plan ("ESOP") vested common stock shares (under a "put option") from former ESOP participants upon death, disability, retirement and termination at the fair value (as determined by an independent appraiser) until such time as the Company's common stock is publicly traded. Under the Subscription Agreement dated September 9, 1988, the Company is permitted to defer put options if, under Delaware law, the capital of the Company would be impaired as a result of such repurchase. The Company's total contractual cash obligation to repurchase former ESOP shares will fluctuate in the future as the independently determined fair value fluctuates. The total obligation to repurchase former ESOP shares is $373.0 million as of September 26, 2002, based on the independently determined fair value as of May 24, 2002.

Under a registration rights agreement, the holders of the other redeemable common stock will have a put right to the Company commencing on December 10, 2003, at a price of $40.53 per share, unless one of the following events has occurred prior to such date or the exercise of the put right: (1) an initial public offering of the Company's common stock has been consummated; (2) all the Company's common stock has been sold; (3) all the Company's assets have been sold in such a manner that the holders have received cash payments; or (4) the Company's common stock has been listed on a national securities exchange or authorized for quotation on the NASDAQ National Market System for which there is a public market of at least $100 million for the Company's common stock. The total obligation to repurchase other redeemable shares of the Company's stock is $11.6 million.

Critical Accounting Policies
----------------------------

Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including a pro-rata share of the contractual fees. For time-and-material contracts, revenue is recognized to the extent of billable rates times hours delivered plus material and other reimbursable costs incurred. For long-term fixed price production contracts, revenue is recognized at a rate per unit as the units are delivered. Revenue from other long-term fixed price contracts is recognized ratably over the contract period or by other appropriate methods to measure services provided. Contract costs are expensed as incurred except for certain limited long-term contracts noted below. For long-term contracts, which are specifically described in the scope section of AICPA SOP No. 81-1, "Accounting for Performance of Construction Type and Certain Production-Type Contracts," or other appropriate accounting literature, the Company applies the percentage of completion method. Under the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. During the performance of long-term contracts, these estimates are periodically reviewed and revisions are made as required. The impact on revenue and contract profit as a result of these revisions is included in the periods in which the revisions are made. This method can result in the deferral of costs including start-up costs, or the deferral of profit on these contracts. Because the Company assumes the risk of performing a fixed price contract at a set price, the failure to accurately estimate ultimate costs or to control costs during performance of the work could result, and in some instances has resulted, in reduced profits or losses for such contracts. Estimated losses on contracts at completion are recognized when identified.

Disputes arise in the normal course of the Company's business on projects where the Company is contesting with customers for collection of funds because of events such as delays, changes in contract specifications and questions of cost allowability or collectibility. Such disputes are recorded at the lesser of their estimated net realizable value or actual costs incurred, and only when realization is probable and can be reliably estimated. Claims against the Company are recognized when a loss is considered probable and reasonably determinable in amount. Because there are estimates and judgments involved, the actual results could be different from those estimates. Accounts receivable balances related to such disputed items were immaterial at September 26, 2002 and December 27, 2001.

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

Interest Rate Risk
------------------

The Company has minimal exposure due to fluctuations in market interest rates. Had market interest rates been 10% higher in the first nine months of 2002, the Company's net earnings would have been approximately $173.2 thousand lower, or a change of 1.4%. This is derived from a historical model that recalculates the interest expense incurred by the Company assuming that the market interest rates to which the Company's interest payments are indexed were, in all cases, 10.0% higher, taking into consideration the effect of such higher interest rates on the interest rate swap as noted below.

From time to time, the Company may enter into various derivative financial instruments, including interest rate forwards, options and interest rate swaps, to manage the exposure of portions of the Company's total debt portfolio and related cash flows to fluctuations in market interest rates. In December 2000, the Company entered into a two year and 28-day swap agreement, wherein the Company pays approximately 6.2% annualized interest on a notional amount of $35.0 million on a quarterly basis beginning on January 4, 2001 and ending on January 6, 2003. The objective of this transaction is to neutralize the cash flow variability on designated portions of the Company's Senior Secured Credit Agreement Term A and Term B loans, which have a floating-rate, that may be caused by fluctuations in market interest rates. The adjustments to fair value of this derivative instrument during the nine months ended September 26, 2002 resulted in additional increases in accumulated other comprehensive income of $0.5 million. This swap is perfectly effective at its objective, and accordingly, there are no existing gains or losses as of September 26, 2002 that are expected to be reclassified into earnings within the next twelve months. The Company also managed its exposure to changes in interest rates by effectively capping at 7.5% the base interest rate on a notional amount of $100.0 million of its Senior Secured Credit Agreement Term A and Term B loans until February 2002.

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

Item 4.  Controls and Procedures
--------------------------------

Evaluation of Controls and Procedures:
--------------------------------------
Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and chief financial officer concluded, as of the evaluation date, that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) and ensuring that such material information required to be included in the Company's SEC filings under the Securities Exchange Act of 1934 is reported within the time periods specified by SEC rules and regulations.

Change in Internal  Controls:
-----------------------------
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this report.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

The Company and its subsidiaries and affiliates are involved in various claims and lawsuits, including contract disputes and claims based on allegations of negligence and other tortuous conduct. The Company is also potentially liable for certain personal injury, tax, environmental, and contract dispute issues related to the prior operations of divested businesses. In addition, certain subsidiary companies are potentially liable for environmental, personal injury, and contract and dispute claims. In most cases, the Company and its subsidiaries have denied, or believe they have a basis to deny, liability, and in some cases have offsetting claims against the plaintiffs, third parties, or insurance carriers. The total amount of damages currently claimed by the plaintiffs in these cases is estimated to be approximately $5.7 million (including compensatory punitive damages and penalties). The Company believes that the amount that will actually be recovered in these cases will be substantially less than the amount claimed. After taking into account available insurance, the Company believes it is adequately reserved with respect to the potential liability for such claims. The estimates set forth above do not reflect claims that may have been incurred but have not yet been filed. The Company has recorded such damages and penalties that are considered to be probable recoveries against the Company or its subsidiaries.

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

Regarding environmental issues, neither the Company, nor any of its subsidiaries, is named a Potentially Responsible Party (as defined in the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA")) at any site. The Company, however, did undertake, as part of the 1988 divestiture of a petrochemical engineering subsidiary, an obligation to install and operate a soil and water remediation system at a subsidiary research facility site in New Jersey and also is required to pay the costs of continued operation of the remediation system. In addition, the Company, pursuant to the 1995 sale of its commercial aviation business, is responsible for the costs of clean up of environmental conditions at certain designated sites. Such costs may include the removal and subsequent replacement of contaminated soil, concrete, and underground storage tanks that existed prior to the sale of the commercial aviation business. The resolution of these matters is not expected to have a material impact on the Company's results of operations or financial condition. The Company believes it has adequate accruals for any liability it may incur arising from the designated sites.

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

The Company is a party to other civil and contractual lawsuits that have arisen in the normal course of business for which potential liability, including costs of defense, constitutes the remainder of the $5.7 million discussed above. The estimated probable liability (included in Other Liabilities and Deferred Credits on the Consolidated Condensed Balance Sheet) for these issues is approximately $4.6 million and is substantially covered by insurance at September 26, 2002. All of the insured claims are within policy limits and have been tendered to and accepted by the applicable carriers. The Company has recorded an offsetting asset (included in Other Assets on the Consolidated Condensed Balance Sheet) of $4.1 million at September 26, 2002 for these items.

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

The major portion of the Company's business involves contracting with departments and agencies of, and prime contractors to, the U.S. Government, and such contracts are subject to possible termination for the convenience of the government and to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed price contracts. Payments received by the Company for allowable direct and indirect costs are subject to adjustment and repayment after audit by government auditors if the payments exceed allowable costs. A majority of the audits have been completed on the Company's incurred contract costs through 1999. The Company has included an allowance for excess billings and contract losses in its financial statements that it believes is adequate based on its interpretation of contracting regulations and past experience. There can be no assurance, however, that this allowance will be adequate. The Company is aware of various costs questioned by the government, but cannot determine the outcome of the audit findings at this time. In addition, the Company is occasionally the subject of investigations by various investigative organizations, resulting from employee and other allegations regarding business practices. In management's opinion, there are no outstanding issues of this nature at September 26, 2002 that will have a material adverse effect on the Company's consolidated financial condition, results of operations, or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the annual meeting of stockholders, held on July 10, 2002, at the Company's headquarters in Reston, Virginia, the stockholders of the Company:

Elected the following individuals as Class II directors to the Board of Directors for the terms set forth:


Director                        Term        Votes Cast For     Votes Withheld/Against
-------                         ----        --------------     ----------------------
Michael P. Carns             Three Years      9,779,145                357,691
H. Brian Thompson            Three Years      9,759,684                377,152
Herbert S. Winokur, Jr.      Three Years      9,409,333                727,503


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits

3.2 Registrant's By-laws as amended through September 4, 2002 (filed herewith).

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

On January 1, 2002, the Company realigned its strategic business segments from five to four segments. Footnote 21 to the Company's financial statements as set forth in Item 8 of its Form 10-K/A, Amendment No. 2 has been revised accordingly and filed as an exhibit in the Form 8-K filed on November 12, 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        DYNCORP


Date: November 14, 2002                      /s/ Patrick C. FitzPatrick
                                             --------------------------

                                             Patrick C. FitzPatrick
                                             Senior Vice President
                                             and Chief Financial Officer



Date: November 14, 2002                      /s/ John J. Fitzgerald
                                             ----------------------
                                             John J. Fitzgerald
                                             Vice President
                                             and Corporate Controller

         CEO/CFO Certifications under Section 302 for Quarterly Reports


                     Certificate of Chief Executive Officer

                    I, Paul V. Lombardi, hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q, of DynCorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                    /s/ Paul V. Lombardi
                                            --------------------
                                            Paul V. Lombardi
                                            President & Chief Executive Officer

                     Certificate of Chief Financial Officer

I, Patrick C. FitzPatrick, hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q, of DynCorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                     /s/ Patrick C. FitzPatrick
                                             --------------------------
                                             Patrick C. FitzPatrick
                                             Senior Vice President &
                                             Chief Financial Officer