Form 10-Q/A
period 2002-12-23
DYNCORP
filed 2002-12-23
CIK 30770

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

This amendment for Form 10-Q is being filed to expand the Company's disclosures, at the request of the Staff of the Securities and Exchange Commission, regarding investment recoverability as discussed in Notes 1, 8, 9 and 10 to the Consolidated Condensed Financial Statements.

                            DYNCORP AND SUBSIDIARIES
                          FORM 10-Q/A, Amendment No. 1
                    FOR THE QUARTER ENDED SEPTEMBER 26, 2002

                                      INDEX




                                                                       Page
                                                                       ----

PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets at
         September 26, 2002 and December 27, 2001                         3-4

     Consolidated Condensed Statements of Operations for
         Three and Nine Months Ended September 26, 2002 and
         September 27, 2001                                               5

     Consolidated Condensed Statements of Cash Flows for
         Nine Months Ended September 26, 2002 and
         September 27, 2001                                               6

     Consolidated Statement of Stockholders' Equity for
         Nine Months Ended September 26, 2002                             7

     Notes to Consolidated Condensed Financial Statements                 8-15

   Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                            16-25

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk    25-26

   Item 4.  Controls and Procedures                                       26-27

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                             27-29

   Item 4.  Submission of Matters to a Vote of Security Holders           29

   Item 6.  Exhibits and Reports on Form 8-K                              29-30

   Signatures                                                             31

   Certification of the Chief Executive Officer                           32

   Certification of the Chief Financial Officer                           33

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

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                    UNAUDITED


                                                                    Three Months Ended                Nine Months Ended
                                                                    ------------------                -----------------
                                                                                September 27,                      September 27,
                                                             September 26,     2001 (Restated -   September 26,  2001 (Restated -
                                                                 2002           See Note 2)          2002           See Note 2)
                                                                 ----           -----------          ----           -----------
Revenues                                                      $ 607,539         $ 502,856         $ 1,744,276       $ 1,418,446

Costs and expenses:
   Costs of services                                            564,967           429,000           1,640,974         1,293,920
   Corporate general and administrative                           8,337             7,297              23,171            21,326
   Interest income                                                 (179)             (105)               (420)             (558)
   Interest expense                                               7,021             7,805              21,177            24,215
   Amortization of intangibles of acquired companies                519               801               1,556             4,451
   Losses on equity investment in DynTek                          5,202                 -              25,070                 -
   Other expense (other income)                                   7,008              (152)              8,707              (213)
                                                              ----------        ----------        ------------      ------------
         Total costs and expenses                               592,875           444,646           1,720,235         1,343,141

Earnings before income taxes and minority interest               14,664            58,210              24,041            75,305
       Provision for income taxes                                 3,871            20,060               6,738            26,933
                                                              ----------        ----------        ------------      ------------

Earnings before minority interest                                10,793            38,150              17,303            48,372
       Minority interest                                            871               532               4,456             1,643
                                                              ----------        ----------        ------------      ------------

Net earnings                                                  $   9,922         $  37,618         $    12,847       $    46,729
                                                              ==========        ==========        ============      ============

  Accretion of other redeemable common stock to
      redemption value                                              549               628               1,526             1,748

Common stockholders' share of net earnings                    $   9,373         $  36,990         $    11,321       $    44,981
                                                              ==========        ==========        ============      ============

Basic earnings per share                                      $    0.88         $    3.50         $      1.06       $      4.26

Diluted earnings per share                                    $    0.80         $    3.33         $      0.98       $      4.06

Weighted average number of shares
   outstanding for basic earnings per share                      10,677            10,555              10,661            10,552

Weighted average number of shares
   outstanding for diluted earnings per share                    11,683            11,110              11,601            11,075


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DYNCORP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    UNAUDITED

                                                                                           Nine Months Ended
                                                                                           -----------------
                                                                                                         September 27,
                                                                                 September 26,          2001 (Restated -
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

Note 1.  Basis of Presentation

The Company has prepared the unaudited consolidated condensed financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K/A, Amendment No. 2 for the fiscal year ended December 27, 2001. In the opinion of the Company, the unaudited consolidated condensed financial statements included herein reflect all adjustments (consisting of normal recurring adjustments and some non-recurring adjustments discussed elsewhere in this Form 10-Q/A) necessary to present fairly the financial position, the results of operations and the cash flows for such interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain amounts presented for prior periods have been reclassified to conform to the 2002 presentation.

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

Investment Recoverability

The Company periodically evaluates the recoverability of its equity investments, in accordance with Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock," and if circumstances arise in which a loss in value is considered to be other than temporary, the Company will record a write-down of the investment to its estimated fair value. The Company's recoverability analysis is based on cash flow analyses of the investments, or other appropriate methods. At June 27, 2002, the Company owned 18.3 million shares of DynTek, representing 43.8% of the ownership of DynTek. During the second quarter of 2002, the Company recorded a write-off of approximately $15.8 million, which represented the net balance of the Company's December 2001 investment in DynTek, Inc., which was stated in excess of its net realizable value. This adjustment resulted from an analysis of DynTek's public filings (which showed substantial negative working capital, contract losses and ongoing operating and cash flow losses. DynTek also received a "going concern" opinion from its independent auditors on its audited financial statements for the year ended June 30, 2002.) as well as detailed cash flow analysis that the Company was able to develop concerning DynTek's operations. The Company's decision was also influenced by the inability of DynTek to attract additional debt or equity working capital (as required under the terms of the December 2001 merger agreement (Merger Agreement) between the Company and TekInsight, the predecessor to DynTek), and the Company's inability to sell its investment in DynTek in block transactions. The company concluded that the write-off was appropriate notwithstanding reported closing prices for DynTek common stock on the NASDAQ exchange during the period June 1, 2002 through August 31, 2002 in the range of $1.31 to $1.86 based on average daily trading volume during such period of approximately 57,000 shares. This conclusion was based on the observations that the DynTek shares held by the Company were not registered for sale (even though the Company had a demand registration right), and that notwithstanding registration, there would be inadequate liquidity in the market to liquidate a block the size of that held by the Company. The total charge was included in Losses on Equity Investment in DynTek on the Consolidated Condensed Statement of Operations. Also refer to Notes 8, 9 and 10 for further discussion of the investment and the Company's contingent financial exposures.

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

Note 2.  Restatement of Financial Statements

As reported in the previously filed 2001 Form 10-K/A, Amendment No. 2, the Company has restated certain information in the Consolidated Condensed Financial Statements for the three and nine months ended September 27, 2001 and changed previously reported financial results following discussions with the staff of the SEC regarding accounting principles articulated in Statement of Financial Accounting Standards ("SFAS") No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" as they related to the Company's acquisition of DynCorp Information Systems LLC ("DIS") from GTE Corporation in December 1999 and also regarding its method of accounting on certain long-term service contracts and the related applicability of the percentage of completion method on these contracts. See the 2001 Form 10-K/A, Amendment No. 2 filed on November 1, 2002 for further information on these restatements.

The impact on the Statement of Operations data for the nine months ended September 27, 2001 for the restatements discussed above are presented in the table below. The "As Reported" numbers are taken from the previously filed Form 10-Q for the quarterly period ended September 27, 2001. The financial data for the quarter ended September 27, 2001 was previously reported in Note 2 to the 2001 Form 10-K/A, Amendment No. 2.


                                                   Nine Months Ended (Unaudited)
                                                   -----------------------------
                                                 September 27,        September 27,
                                                     2001                 2001
Statement of Operations Data:                    As Reported           As Restated
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


                                                            Three Months Ended                   Nine Months Ended
                                                            ------------------                   -----------------
                                                                           September 27,                       September 27,
                                                                               2001                                2001
                                                       September 26,        (Restated -      September 26,       (Restated -
                                                           2002             See Note 2)         2002            See Note 2)
                                                           ----             -----------         ----            -----------
Common stockholders' share of net earnings               $ 9,373             $ 36,990         $11,321            $ 44,981
Add back: Goodwill amortization, net of tax                    -                   14               -               1,200
Add back: Assembled workforce
amortization, net of tax                                       -                  153               -                 450
                                                         -------             --------         -------            --------
Adjusted common stockholders' share of net
earnings                                                 $ 9,373             $ 37,157         $11,321            $ 46,631
                                                         =======             ========         =======            ========

Basic earnings per share:
Common stockholders' share of net earnings               $  0.88             $   3.50         $  1.06            $   4.26
Goodwill amortization, net of tax                              -                    -               -                0.11
Assembled workforce amortization, net of
tax                                                            -                 0.02               -                0.05
                                                         -------             --------         -------            --------
Adjusted common stockholders' share of net
earnings                                                 $  0.88             $   3.52         $  1.06            $   4.42
                                                         =======             ========         =======            ========

Diluted earnings per share:
Common stockholders' share of net earnings               $  0.80             $   3.33         $  0.98            $   4.06
Goodwill amortization, net of tax                              -                    -               -                0.11
Assembled workforce amortization, net of
tax                                                            -                 0.01               -                0.04
                                                         -------             --------         -------            --------
Adjusted common stockholders' share of net
earnings                                                 $  0.80             $   3.34         $  0.98            $   4.21
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

Revenues, operating profit and identifiable assets for the Company's four business segments for 2002 and the comparable periods for 2001 are presented below:



                                                            Three Months Ended                        Nine Months Ended
                                                            ------------------                        -----------------
                                                                        September 27,                                September 27,
                                                  September 26,        2001 (Restated -         September 26,      2001 (Restated -
                                                      2002             See Note 2) (e)              2002            See Note 2) (e)
                                                      ----             ---------------              ----            ---------------
Revenues
--------
   DSS                                              $245,855               $216,784             $  713,055           $  608,050
   DI                                                176,235                136,736                519,370              386,821
   DTS                                               173,503                134,592                472,759              377,882
   ADVMED                                             11,946                 14,744                 39,092               45,693
                                                    ---------              --------             -----------          ----------
                                                    $607,539               $502,856             $1,744,276           $1,418,446
                                                    =========              ========             ===========          ==========

Operating Profit (Loss) (a)
---------------------------
   DSS (b)                                          $ 21,581               $ 58,355             $   54,239           $   81,924
   DI                                                 11,673                  9,876                 29,688               26,940
   DTS                                                 9,019                  5,436                 17,685               12,636
   ADVMED                                             (1,394)                   515                 (2,014)               2,209
                                                    ---------              --------             -----------          ----------
                                                      40,879                 74,182                 99,598              123,709

 Corporate general and administrative                  8,337                  7,297                 23,171               21,326
 Interest income                                        (179)                  (105)                  (420)                (558)
 Interest expense                                      7,021                  7,805                 21,177               24,215
 Goodwill amortization                                     -                     22                      -                1,872
 Amortization of other intangibles of acquired
   companies                                             519                    779                  1,556                2,579
 Losses on equity investment in DynTek (c)             5,202                      -                 25,070                    -
 Other miscellaneous (d)                               6,186                    706                  9,459                  613
                                                    ---------              --------             -----------          ----------
      Subtotal                                        27,086                 16,504                 80,013               50,047
                                                    ---------              --------             -----------          ----------
Earnings before income taxes                          13,793                 57,678                 19,585               73,662

Add back minority interest deducted from
  operating profit                                       871                    532                  4,456                1,643
                                                    ---------              --------             -----------          ----------
Earnings before income taxes and minority
  interest                                          $ 14,664               $ 58,210             $   24,041           $   75,305
                                                    =========              ========             ===========          ==========


                                                    September 26,                                December 27,
                                                       2002                                        2001 (d)
                                                       ----                                        --------
  Identifiable Assets
  -------------------
     DSS                                            $289,317                                    $  290,733
     DI                                               96,039                                        94,464
     DTS                                             115,175                                       100,573
     ADVMED                                           22,855                                        26,880
     Corporate                                        82,366                                        85,790
                                                    --------                                    ----------
                                                    $605,752                                    $  598,440
                                                    ========                                    ==========

(a) Defined as the excess of revenues over operating expenses and certain non-operating expenses.
(b) Third quarter 2001 includes $42.7 million of income (a reduction of cost of services) primarily from revised loss estimates due to contract modifications in 2001 on a contract acquired with the purchase of DIS in December 1999.
(c) Losses on equity investment in DynTek includes $15.8 million for the write-off of an investment in an unconsolidated affiliate in the second quarter of 2002 (see Note 1) and $3.6 million for the Company's share of DynTek operating losses in the first and second quarters of 2002. Also regarding the same investment that was written off, the Company, in the third quarter of 2002, entered into an agreement with DynTek, Inc. pursuant to which the Company and DynTek agreed to settle and release each other from various disputes related to certain contracts of the Company's former subsidiary, DynCorp Management Services, Inc (DMR) that were assumed by DynTek as part of the Merger Agreement and disputes concerning the adequacy of the working capital transferred to DynTek as part of the DMR/DynTek merger. (However, see Notes 9 and 10 concerning certain matters related to DMR and DynTek for which the Company continues to have contingent liability) As part of the settlement agreement, the Company sold back to DynTek 8 million shares of DynTek's Class B common stock in exchange for a $5.0 million note (which was fully reserved) and also agreed to exchange 10,336,664 shares of DynTek Class B shares for a like number of Class A shares (representing approximately 29.2% of the ownership of DynTek) thereby extinguishing the Company's right to vote such shares as a separate class. In addition, the Company paid $4.0 million of DynTek's operating expenses during the third quarter of 2002 and forgave a $1.0 million loan, which was made and fully reserved during the second quarter of 2002. In partial consideration of these undertakings, DynTek also agreed to issue the Company warrants to purchase up to 7.5 million Class A DynTek shares at a price of $4.00 which are carried on the Company's books at $0. At September 26, 2002, the market value of DynTek Class A common stock was approximately $30.8 million.

(d) Other miscellaneous includes $6.0 million in the third quarter of 2002 for the reimbursement of out-of -pocket due diligence expenses that were incurred by an unrelated party that had expressed an interest in the possible acquisition of the Company. The $6.0 million was paid to the unrelated party in the fourth quarter of 2002.
(e) Data has been restated to give recognition to the current reportable segment structure.

Note 9.  Contingencies and Litigation

The Company is a guarantor on a fixed price services contract for non-emergency transportation brokerage services that was scheduled to end in June 2003. At the end of the third quarter 2002, management perceived the exposure to financial losses on this guarantee could possibly be up to $12.5 million over the following nine months, but did not believe a reserve was required because no claim had been asserted and one was not considered probable. See Note 10 for further discussion.

Note 10.  Subsequent Events

Prior to the consummation of the DMR DynTek merger, the Company issued a performance guarantee to a state government and agreed to act as an indemnitor under a $2.5 million payment bond in connection with a DMR fixed price services contract for non-emergency transportation brokerage services with a completion date in June 2003 (Brokerage Contract). Whereas management perceived at the end of the 3rd quarter that potential exposure to financial losses under the guarantee and bond could aggregate as much as $12.5 million over the nine month period ending in June of 2003, the state customer and DynTek entered into a settlement and termination of the Brokerage Contract effective December 15, 2002 under which DynTek will have no further obligation to perform the Brokerage Contract after that date. No claim has been asserted against the Company pursuant to the performance guarantee or under the bond. At this time, although claims have been submitted by subcontractors on the Brokerage Contract against DynTek and the bond, no claim has been asserted against the Company and the Company has not established a reserve. The Company's maximum exposure as ultimate indemnitor under the bond is $2.5 million and the Company believes no claim is probable under the performance guarantee.

On December 13, 2002 the Company entered into an Agreement and Plan of Merger with Computer Sciences Corporation ("CSC"), and Garden Acquisition LLC, a wholly owned subsidiary of CSC ("Acquisition"). The Agreement and Plan of Merger provides for the merger of Acquisition with and into the Company (the "Merger"). Upon consummation of the Merger (i) the Company will become a wholly owned subsidiary of CSC, and (ii) each outstanding share of common stock of the Company will be converted into, subject to adjustment as provided in the Agreement and Plan of Merger, $15 cash plus shares of CSC's common stock having a market value of $43. A Form 8-K filed on December 13, 2002 disclosed this Merger and also included as exhibits, the Agreement and Plan of Merger and a joint press release of the Company and CSC dated December 13, 2002 describing the Merger.

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

Results of Operations
---------------------

The  Company  provides  diversified  management,   technical,   engineering  and
professional services primarily to U.S. Government customers throughout the United States and internationally. The Company's customers include various branches of the U.S. Departments of Defense, Energy, State, Justice, and Treasury, the National Aeronautics and Space Administration, and various other U.S. state and local government agencies, commercial clients, and foreign governments. Generally, these services are provided under both prime contracts and subcontracts, which may be fixed price, time-and-material or cost reimbursement contracts depending on the work requirements and other individual circumstances. The following discusses the Company's results of operations and financial condition (as restated - see "Restatement of Financial Statements" discussion) for the three and nine months ended September 26, 2002 and the comparable periods for 2001.

Restatement of Financial Statements
-----------------------------------

As reported in the previously filed 2001 Form 10-K/A, Amendment No. 2, the Company has restated certain information in the Consolidated Condensed Financial Statements for the three and nine months ended September 27, 2001 and changed previously reported financial results following discussions with the staff of the Securities and Exchange Commission ("SEC") regarding accounting principles articulated in Statement of Financial Accounting Standards ("SFAS") No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises" and Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations" as they related to the Company's acquisition of DynCorp Information Systems LLC ("DIS") from GTE Corporation in December 1999 and also regarding its method of accounting on certain long-term service contracts and the related applicability of the percentage of completion method on these contracts. See the 2001 Form 10-K/A, Amendment No. 2 filed on November 1, 2002 for further information on these restatements.

Revenues and Operating Profit
-----------------------------

For the three and nine months ended September 26, 2002, revenue increased 20.8% and 23.0% to $607.5 million and $1.7 billion, respectively, compared to $502.9 million and $1.4 billion for the comparable periods in 2001. Operating profit decreased 44.9% and 19.5% to $40.9 million and $99.6 million, respectively, compared to $74.2 million and $123.7 million for the comparable periods in 2001. Operating profit is defined as the excess of revenues over cost of services and certain non-operating income and expenses, which are included in Other Expense (Other Income) on the Consolidated Condensed Statements of Operations. Exclusive of the DIS revised loss estimates which were part of the restatements discussed in the "Restatement of Financial Statements" discussion above, operating profit increased for the three and nine months ended September 26, 2002, as compared to the respective prior periods. The increase in both revenues and operating profit (exclusive of the DIS revised loss estimates) was attributable primarily to several new contract wins and increased tasking on existing contracts. The overall decrease in operating profit was due to a revised loss estimate on a DIS contract that added $42.7 million to operating profit in the third quarter of 2001.

DynCorp Systems and Solutions ("DSS") had revenues of $245.9 million and $713.1 million in the three and nine months ended September 26, 2002, compared to revenues of $216.8 million and $608.1 million in the same periods in 2001. The increases in revenue in the third quarter and first nine months of 2002 of $29.1 million, or 13.4%, and $105.0 million, or 17.3%, respectively resulted primarily from the start-up of two new contracts and increased tasking on existing contracts. The two new contracts consisted of one which started in the third quarter of 2001 for the implementation of a nationwide network, including desktop computers and other peripherals for the Federal Bureau of Investigation ("FBI") and which provided the majority of the increase in revenues, and the other to manage and operate the infrastructure facilities, hardware, software and systems relating to non-EDGAR systems at the SEC. Also contributing to the revenue growth was the program expansion of the government emergency telecom services contract. These three contracts provided combined revenues of $57.3 million and $153.9 million in the three and nine months ended September 26, 2002. Other contracts contributing to the revenue growth were the expansion of a Department of Defense ("DoD") program for vaccine production and growth in a contract that provides battlefield simulation and virtual training system support services and maintenance for the U.S. Army. Partially offsetting these increases in revenue was the completion of a subcontract providing operations management to the Department of Energy ("DoE") in September 2001. Revenues for the three and nine months ended September 27, 2001 for this subcontract were $26.5 million and $74.9 million, respectively. Also offsetting these increases in revenues for DSS was the divesture of DynCorp Management Resources, Inc. ("DMR") in December 2001, which provided $13.9 million and $28.3 million for the three and nine months ended September 27, 2001. (See notes 1 and 8(c) to the consolidated condensed financial statements for additional information regarding the Company's investment in DynTek.)

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

Amortization of Intangibles of Acquired Companies
-------------------------------------------------

Amortization of intangibles of acquired companies was $0.5 million and $1.6 million for the third quarter and first nine months of 2002, respectively, as compared to $0.8 million and $4.5 million for the comparable periods of 2001. The decrease in 2002 as compared to 2001 resulted from the Company's adoption on December 28, 2001, the first day of fiscal year 2002, of SFAS No. 142, "Goodwill and Other Intangible Assets". The provisions of SFAS No. 142 eliminated amortization of goodwill, including assembled workforce, which is now considered goodwill, and accordingly, the Company eliminated amortization of goodwill beginning December 28, 2001. The provisions also require an impairment assessment at least annually by applying a fair-value based test. See Note 7 to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q/A to show what the impact would have been on the third quarter and first nine months of 2001 financial results if SFAS No. 142 had been adopted at the beginning of fiscal 2001.

Losses on Equity Investment in DynTek
-------------------------------------

Losses on Equity Investment in DynTek was $5.2 million and $25.1 million for the three and nine months ended September 26, 2002. Included in the losses was $15.8 million in the second quarter of 2002 for the write-off of the Company's investment in DynTek, an unconsolidated affiliate, as well as $3.6 million in the first six months of 2002 for the Company's share of DynTek operating losses, $5 million related to a settlement with DynTek and $0.7 million in other expenses. The Company periodically evaluates the recoverability of its equity investments, in accordance with Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in

Common Stock," and if circumstances arise in which a loss in value is considered to be other than temporary, the Company will record a write-down of the investment to its estimated fair value. The Company's recoverability analysis is based on cash flow analyses of the investments or other appropriate methods. At June 27, 2002, the Company owned 18.3 million shares of DynTek, representing 43.8% of the ownership of DynTek. During the second quarter of 2002, the Company recorded a write-off of approximately $15.8 million, which represented the net balance of the Company's December 2001 investment in DynTek, Inc., which was stated in excess of its net realizable value. This adjustment resulted from an analysis of DynTek's public filings (which showed substantial negative working capital, contract losses and ongoing operating and cash flow losses. DynTek also received a "going concern" opinion from its independent auditors on its audited financial statements for the year ended June 30, 2002.) as well as detailed cash flow analyses that the Company was able to develop concerning DynTek's operations. The Company's decision was also influenced by the inability of DynTek to attract additional debt or equity working capital (as required under the terms of the December 2001 merger agreement (Merger Agreement) between the Company and TekInsight, the predecessor to DynTek), and the Company's inability to sell its investment in DynTek in block transactions. The Company concluded that the write-off was appropriate notwithstanding reported closing prices for DynTek common stock on the NASDAQ exchange during the period June 1, 2002 through August 31, 2002 in the range of $1.31 to $1.86 based on average daily trading volume during such period of approximately 57,000 shares. This conclusion was based on the observations that the DynTek shares held by the Company were not registered for sale (even though the Company had a demand registration right), and that notwithstanding registration, there would be inadequate liquidity in the market to liquidate a block the size of that held by the Company.

Also regarding the same investment that was written off, the Company, in the third quarter of 2002, entered into an agreement with DynTek, Inc. pursuant to which the Company and DynTek agreed to settle and release each other from various disputes related to certain contracts of the Company's former subsidiary, DynCorp Management Services, Inc (DMR) that were assumed by DynTek as part of the Merger Agreement and disputes concerning the adequacy of the working capital transferred to DynTek as part of the DMR/DynTek merger. (However, see Notes 9 and 10 to the condensed consolidated financial statements and the Liquidity and Capital Resources discussion below concerning certain matters related to DMR and DynTek for which the Company continues to have contingent liability) As part of the settlement agreement, the Company sold back to DynTek 8 million shares of DynTek's Class B common stock in exchange for a $5.0 million note (which was fully reserved) and also agreed to exchange 10,336,664 shares of DynTek Class B shares for a like number of Class A shares (representing approximately 29.2% of the ownership of DynTek) thereby extinguishing the Company's right to vote such shares as a separate class. In addition, the Company paid $4.0 million of DynTek's operating expenses during the third quarter of 2002 and forgave a $1.0 million loan, which was made and fully reserved during the second quarter of 2002. In partial consideration of these undertakings, DynTek also agreed to issue the Company warrants to purchase up to 7.5 million Class A DynTek shares at a price of $4.00 which are carried on the Company's books at $0. At September 26, 2002, the market value of DynTek Class A common stock was approximately $30.8 million.

Other Expense (Other Income)
----------------------------

Other expense (other income) was $7.0 million and $8.7 million for the three and nine months ended September 26, 2002, and includes $6.9 million and $8.6 million for the three and nine months ended September 26, 2002, respectively, of costs associated with the management efforts to explore the potential sale of the Company to or its merger with a third party. In the first quarter of 2002, the Board of Directors authorized management to consider interests of third parties in a merger or sale of the Company (see "Recent Developments" discussion below).

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


                                                                    Three Months Ended                  Nine Months Ended
                                                                    ------------------                  -----------------
                                                                              September 27,                      September 27,
                                                             September 26,   2001 (Restated -   September 26,    2001 (Restated
                                                                 2002          See Note 2)          2002         - See Note 2)
                                                                 ----          -----------          ----         -------------
Net earnings                                                   $ 9,922          $ 37,618           $12,847          $ 46,729
   Depreciation and amortization                                 4,094             3,590            11,850            13,913
   Interest expense, net                                         6,842             7,700            20,757            23,657
   Provision for income taxes                                    3,871            20,060             6,738            26,933
   Amortization of deferred debt expense                          (506)             (621)           (1,554)           (1,985)
   Debt issue discount                                            (147)              (13)             (439)              (35)
                                                               --------         ---------          --------         ---------
EBITDA                                                         $24,076          $ 68,334           $50,199          $109,212
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

Prior to the consummation of the DMR DynTek merger, the Company issued a performance guarantee to a state government and agreed to act as an indemnitor under a $2.5 million payment bond in connection with a DMR fixed price services contract for non-emergency transportation brokerage services with a completion date in June 2003 (Brokerage Contract). Whereas management perceived at the end of the 3rd quarter that potential exposure to financial losses under the guarantee and bond could aggregate as much as $12.5 million over the nine month period ending in June of 2003, the state customer and DynTek entered into a settlement and termination of the Brokerage Contract effective December 15, 2002 under which DynTek will have no further obligation to perform the Brokerage Contract after that date. No claim has been asserted against the Company pursuant to the performance guarantee or under the bond. At this time, although claims have been submitted by subcontractors on the Brokerage Contract against DynTek and the bond, no claim has been asserted against the Company and the Company has not established a reserve. The Company's maximum exposure as ultimate indemnitor under the bond is $2.5 million and the Company believes no claim is probable under the performance guarantee.

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

In September, 2000, the Company became aware of significant errors in preacquisition estimates of the cost to complete a major ten-year federal government telephone installation and operation contract that was undertaken in 1998 by a predecessor of GTE Information Systems, LLC, now known as DynCorp Information Systems LLC, a wholly-owned subsidiary of the Company ("DIS"). The Company acquired GTE Information Systems LLC from Contel Federal Systems, Inc., a subsidiary of GTE Corporation, in December 1999. See Note 2 for a discussion of restatements concerning the accounting for such preacquisition estimates and the impact of those restatements on the financial statements. Effective August 1, 2001, DIS and the federal government customer entered into a bilateral modification of the contract as a consequence of which the Company reduced the previously recorded loss reserve by $42.7 million effective in the third quarter 2001. This reduction resulted from the government's elimination of certain future liabilities from the contract, an increase in future billing rates for calls, and a decrease in future call revenue shared with the government agency. On August 10, 2001, the Company instituted suit against GTE Corporation claiming breaches of the acquisition agreement representations and warranties and for other relief.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits

3.2 Registrant's By-laws as amended through September 4, 2002 (previously filed).

99.1 Certification by Chief Executive Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

99.2 Certification by Chief Financial Officer Pursuant to 18 USC Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

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

Form 8-K was filed on December 13, 2002 to note that the Company had entered into an Agreement and Plan of Merger with Computer Sciences Corporation ("CSC"), and Garden Acquisition LLC, a wholly owned subsidiary of CSC ("Acquisition"), on December 13, 2002. The Agreement and Plan of Merger provides for the merger of Acquisition with and into the Company (the "Merger"). Upon consummation of the Merger (i) the Company will become a wholly owned subsidiary of CSC, and (ii) each outstanding share of common stock of the Company will be converted into, subject to adjustment as provided in the Agreement and Plan of Merger, $15 cash plus shares of CSC's common stock having a market value of $43. This Form 8-K also included as exhibits, the Agreement and Plan of Merger and a joint press release of the Company and CSC dated December 13, 2002 describing the Merger.

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

        DYNCORP


Date: December 23, 2002                      /s/ Patrick C. FitzPatrick
                                             --------------------------

                                             Patrick C. FitzPatrick
                                             Senior Vice President
                                             and Chief Financial Officer



Date: December 23, 2002                      /s/ John J. Fitzgerald
                                             ----------------------
                                             John J. Fitzgerald
                                             Vice President
                                             and Corporate Controller

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

Date:  December 23, 2002                    /s/ Paul V. Lombardi
                                            --------------------
                                            Paul V. Lombardi
                                            President & Chief Executive Officer

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

Date:  December 23, 2002                     /s/ Patrick C. FitzPatrick
                                             --------------------------
                                             Patrick C. FitzPatrick
                                             Senior Vice President &
                                             Chief Financial Officer